Form 10-Q
period 2014-09-30
Axalta Coating Systems Ltd.
filed 2014-11-14
CIK 1616862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36733

AXALTA COATING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	2851	98-1073028
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Two Commerce Square

2001 Market Street

Suite 3600

Philadelphia, Pennsylvania 19103

(855) 547-1461

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐

Non-accelerated filer	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014, there were 229,779,626 shares of the registrant’s common shares outstanding.

PART I		FINANCIAL INFORMATION

	ITEM 1.	Unaudited Condensed Consolidated Financial Statements:

		Condensed Consolidated Statements of Operations of Axalta Coating Systems Ltd. for the three and nine months ended September 30, 2014 and 2013 (Successor) and Combined Statement of Operations of DuPont Performance Coatings for the period from January 1, 2013 to January 31, 2013 (Predecessor)	3

		Condensed Consolidated Statements of Comprehensive Income (Loss) of Axalta Coating Systems Ltd. for the three and nine months ended September 30, 2014 and 2013 (Successor) and Combined Statement of Comprehensive Income of DuPont Performance Coatings for the period from January 1, 2013 through January 31, 2013 (Predecessor)	4

		Condensed Consolidated Balance Sheets of Axalta Coating Systems Ltd. as of September 30, 2014 and December 31, 2013	5

		Condensed Consolidated Statements of Cash Flows of Axalta Coating Systems Ltd. for the nine months ended September 30, 2014 and 2013 (Successor) and Combined Statement of Cash Flows of DuPont Performance Coatings for the period from January 1, 2013 through January 31, 2013 (Predecessor)	6

		Condensed Notes to Condensed Consolidated and Combined Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	81

	ITEM 4.	Controls and Procedures	82

PART II		OTHER INFORMATION

	ITEM 1.	Legal Proceedings	83

	ITEM 1a.	Risk Factors	83

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

	ITEM 3.	Defaults Upon Senior Securities	84

	ITEM 4.	Mine Safety Disclosures	84

	ITEM 5.	Other Information	84

	ITEM 6.	Exhibits	84

		Signatures	85

		Exhibit Index	86

PART 1. FINANCIAL STATEMENT INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AXALTA COATING SYSTEMS LTD.

Condensed Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)

Statements of Operations (Unaudited)

(in millions, except per share data)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013
	2014	2013	2014	2013
Net sales	$1,108.9	$1,074.6	$3,282.9	$2,858.2	$326.2
Other revenue	6.9	8.2	21.6	21.9	1.1

Total revenue	1,115.8	1,082.8	3,304.5	2,880.1	327.3
Cost of goods sold	728.1	739.1	2,174.1	2,066.7	232.2
Selling, general and administrative expenses	249.4	276.7	746.7	673.7	70.8
Research and development expenses	13.4	12.5	36.8	31.0	3.7
Amortization of acquired intangibles	20.9	21.0	63.3	59.0	—
Merger and acquisition related expenses	—	—	—	28.1	—

Income from operations	104.0	33.5	283.6	21.6	20.6

Interest expense, net	52.6	62.7	166.5	153.2	—
Bridge financing commitment fees	—	—	—	25.0	—
Other (income) expense, net	62.2	(9.3)	65.1	49.7	5.0

Income (loss) before income taxes	(10.8)	(19.9)	52.0	(206.3)	15.6
Provision (benefit) for income taxes	7.5	(26.3)	18.2	(34.4)	7.1

Net income (loss)	(18.3)	6.4	33.8	(171.9)	8.5
Less: Net income attributable to noncontrolling interests	1.6	1.4	4.2	3.7	0.6

Net income (loss) attributable to controlling interests	$(19.9)	$5.0	$29.6	$(175.6)	$7.9

Basic weighted average shares outstanding	229.5	228.1	229.2	228.1
Diluted weighted average shares outstanding	229.5	228.1	229.3	228.1

Basic net income (loss) per share	$(0.09)	$0.02	$0.13	$(0.75)
Diluted net income (loss) per share	$(0.09)	$0.02	$0.13	$(0.75)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.

Condensed Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)

Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in millions)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013
	2014	2013	2014	2013
Net income (loss)	$(18.3)	$6.4	$33.8	$(171.9)	$8.5
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(26.2)	16.2	(36.1)	29.3	—
Net unrealized gain (loss) on securities	—	0.8	0.8	(0.6)	0.2
Unrealized gain (loss) on derivatives	4.0	(3.8)	(1.0)	3.6	—
Gain (loss) on pension and other benefit plan obligations	(3.0)	—	1.8	—	1.1

Other comprehensive income (loss), before tax	(25.2)	13.2	(34.5)	32.3	1.3

Income tax (expense) benefit related to items of other comprehensive income (loss)	(0.7)	1.3	0.3	(1.0)	(0.5)

Other comprehensive income (loss), net of tax	(25.9)	14.5	(34.2)	31.3	0.8

Comprehensive income (loss)	(44.2)	20.9	(0.4)	(140.6)	9.3

Less: Comprehensive income attributable to noncontrolling interests	1.6	1.4	4.2	3.7	0.6

Comprehensive income (loss) attributable to controlling interests	$(45.8)	$19.5	$(4.6)	$(144.3)	$8.7

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except share data)

	Successor
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$233.3	$459.3
Restricted cash	4.3	—
Accounts and notes receivable, net	919.1	865.9
Inventories	580.4	550.2
Prepaid expenses and other assets	61.7	50.2
Deferred income taxes	39.1	30.0

Total current assets	1,837.9	1,955.6

Net property, plant, and equipment	1,556.2	1,622.6
Goodwill	1,046.9	1,113.6
Identifiable intangibles, net	1,339.5	1,439.6
Deferred financing costs	95.4	110.6
Deferred income taxes	275.6	271.9
Other assets	230.5	223.2

Total assets	$6,382.0	$6,737.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$487.9	$478.5
Current portion of borrowings	35.5	46.7
Deferred income taxes	7.9	5.5
Other accrued liabilities	386.6	472.7

Total current liabilities	917.9	1,003.4

Long-term borrowings	3,696.1	3,874.2
Deferred income taxes	259.2	280.4
Other liabilities	296.2	367.3

Total liabilities	$5,169.4	$5,525.3

Commitments and contingent liabilities (Note 7)
Stockholders’ equity
Common stock, $1.00 par, 1,000,000,000 shares authorized, 229,779,626 and 229,069,356 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$229.8	$229.1
Capital in excess of par	1,141.9	1,133.7
Accumulated deficit	(224.3)	(253.9)
Accumulated other comprehensive (loss) income	(0.2)	34.0

Total stockholders’ equity	1,147.2	1,142.9
Noncontrolling interests	65.4	68.9

Total stockholders’ equity and noncontrolling interests	1,212.6	1,211.8

Total liabilities, stockholders’ equity and noncontrolling interests	$6,382.0	$6,737.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.

Condensed Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)

Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Successor		Predecessor
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period from January 1, 2013 through January 31, 2013
Operating activities:
Net income (loss)	$33.8	$(171.9)	$8.5
Adjustment to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	229.1	228.0	9.9
Amortization of deferred financing costs and original issue discount	15.7	13.3	—
Fair value step up of acquired inventory sold	—	103.7	—
Bridge financing commitment fees	—	25.0	—
Loss on extinguishment and modification of debt	6.1	—	—
Deferred income taxes	(15.9)	(71.5)	9.1
Unrealized (gains) losses on derivatives	3.1	(5.7)	—
Realized and unrealized foreign exchange (gains) losses, net	46.7	55.9	4.5
Stock-based compensation	6.1	2.9	—
Other non-cash, net	(26.0)	4.5	(3.9)
Decrease (increase) in operating assets:
Accounts and notes receivable	(109.7)	(57.2)	25.8
Inventories	(50.6)	27.1	(19.3)
Prepaid expenses and other assets	(47.7)	(46.6)	3.1
Increase (decrease) in operating liabilities:
Accounts payable	52.4	62.9	(29.9)
Other accrued liabilities	(74.2)	101.0	(43.8)
Other liabilities	(9.5)	(7.5)	(1.7)

Cash provided by (used for) operating activities	59.4	263.9	(37.7)

Investing activities:
Acquisition of DuPont Performance Coatings (net of cash acquired)	—	(4,827.6)	—
Purchase of property, plant and equipment	(155.6)	(50.4)	(2.4)
Investment in real estate property	—	(26.3)
Purchase of interest rate cap	—	(3.1)
Settlement of foreign currency contract	—	(19.4)	—
Restricted cash	(4.3)	—	—
Purchase of intangibles	(0.2)	—	(6.3)
Purchase of interest in affiliates	(6.5)	—	(1.2)
Proceeds from sale of assets	17.6	0.7	1.6

Cash used for investing activities	(149.0)	(4,926.1)	(8.3)

Financing activities:
Proceeds from Senior Secured Credit Facilities (net of original issue discount)	—	2,817.3	—
Issuance of Senior Notes	—	1,089.4	—
Proceeds from short-term borrowings	23.7	38.8	—
Payments on short-term borrowings	(30.9)	(23.0)	—
Payments of deferred financing costs and bridge commitment fees	—	(151.0)	—
Payments of long-term debt	(114.1)	—	—
Dividends paid to noncontrolling interests	(1.6)	(4.1)	—
Debt modification fees	(3.0)	—	—
Stock option exercises	2.9	—	—
Equity contribution	2.5	1,350.0	—
Net transfer from DuPont	—	—	43.0

Cash provided by (used for) financing activities	(120.5)	5,117.4	43.0

Increase (decrease) in cash and cash equivalents	(210.1)	455.2	(3.0)
Effect of exchange rate changes on cash	(15.9)	(8.0)	—
Cash and cash equivalents at beginning of period	459.3	—	28.7

Cash and cash equivalents at end of period	$233.3	$447.2	$25.7

The accompanying notes are an integral part of these financial statements.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(1)	BASIS OF PRESENTATION OF THE INTERIM UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The interim condensed consolidated and combined financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd. (formerly known as Flash Bermuda Co. Ltd. or Axalta Coating Systems Bermuda Co., Ltd.), a Bermuda exempted Limited Liability Company and its consolidated subsidiaries (“Axalta,” the “Company,” “we,” “our” and “us”) at September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014, and 2013 (Successor) and for the period from January 1, 2013 through January 31, 2013 (Predecessor), and cash flows for the nine months ended September 30, 2014 and 2013 (Successor), and for the period from January 1, 2013 through January 31, 2013 (Predecessor). These interim unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Registration Statement on Form S-1 (Registration No. 333-198271), which was declared effective by the Securities and Exchange Committee (“SEC”) on November 10, 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States, for annual periods.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year.

The acquisition by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the assets and legal entities, which together with their subsidiaries, compromised the DuPont Performance Coatings business (“DPC’) (“Acquisition”) closed on February 1, 2013. The accompanying condensed consolidated balance sheets of Axalta at September 30, 2014 and December 31, 2013 and related interim condensed consolidated statements of operations and condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 and of cash flows for the nine months ended September 30, 2014 and 2013 are labeled as “Successor.” The condensed consolidated financial statements for the Successor include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained.

The accompanying combined statements of operations and statements of comprehensive income for the period from January 1, 2013 through January 31, 2013 and of cash flows for the period from January 1, 2013 through January 31, 2013, do not include adjustments or transactions attributable to the Acquisition, and are labeled as “Predecessor”. As a result of the application of acquisition accounting as of the closing date of the Acquisition, the financial statements for the Successor periods and the Predecessor periods are presented on a different basis and are, therefore, not comparable.

Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Reclassification and revisions

In October 2014, the Board of Directors approved a 1.69-for-1 stock split of the Company’s issued and outstanding common shares, which was effective on October 28, 2014. The stock split did not change the par value of the Company’s common shares. The condensed consolidated financial statements have been retroactively adjusted to give effect to the stock split.

During the third quarter ended September 30, 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. Refer to our annual report and Note 18 included herein for further details.

Certain reclassifications have been made to Net sales, Other (income) expense, net, and Selling, general and administrative expenses on the Predecessor combined statements of operations to conform to the Successor presentation.

As of December 31, 2013 we completed our accounting associated with the Acquisition, the finalization of our valuations, and the refinement of our assumptions impacted the recognized values assigned to assets acquired and liabilities assumed, including impacts to net sales and income tax benefit for the three and nine months ended September 30, 2013. Net sales and income tax benefit as a result of these refinements were adjusted by a $3.4 million increase and a $10.6 million decrease, respectively, for the three months ended September 30, 2013, and a $7.8 million increase and a $1.5 million decrease, respectively, for the nine months ended September 30, 2013.

Initial Public Offering

On November 11, 2014, the Company priced its initial public offering (“IPO”). In the IPO, certain of the Company’s stockholders sold an aggregate of 50,000,000 common shares at a public offering price of $19.50 per share. The underwriters also exercised their over-allotment option and purchased an additional 7,500,000 common shares. The Company will not receive any proceeds from the sale of common shares in the IPO.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(2)	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amended the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 and early adoption is permitted. We have adopted this guidance as of September 30, 2014.

Accounting Guidance Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (Accounting Standard Codification 606), “Revenue from Contracts with Customers”, which sets forth the guidance that an entity should use related to revenue recognition. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is not permitted. We are in the process of assessing the impact the adoption of this ASU will have on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to evaluate the Company’s business to continue as a going concern within one year after the date that the financial statements are issued. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not anticipate this standard will have a material impact on the financial statements.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(3)	ACQUISITIONS AND DIVESTITURES

Acquisition of DuPont Performance Coatings

On August 30, 2012, we entered into a purchase agreement with DuPont whereby, Axalta acquired from DuPont and its affiliates certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the “Acquisition Agreement”) pursuant to which we acquired the assets and legal entities of DPC from DuPont for a purchase price of $4,925.9 million plus or minus a working capital adjustment and pension adjustment. Axalta and DuPont finalized the working capital and pension adjustments to the purchase price which resulted in a reduction to the purchase price of $18.6 million to $4,907.3 million.

We accounted for the Acquisition as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. At December 31, 2013, the amounts presented for the Acquisition were finalized.

The following table summarizes the fair values of the net assets acquired as of the February 1, 2013 Acquisition date adjusted for measurement period adjustments:

	February 1, 2013 (As Initially Reported)	Measurement Period Adjustments	February 1, 2013 (As Adjusted)
Cash and cash equivalents	$79.7	$—	$79.7
Accounts and notes receivable—trade	855.8	22.7	878.5
Inventories	673.0	3.0	676.0
Prepaid expenses and other	8.2	(1.3)	6.9
Property, plant and equipment	1,707.7	(1.8)	1,705.9
Identifiable intangibles	1,539.3	(19.0)	1,520.3
Other assets—noncurrent	98.8	19.1	117.9
Accounts payable	(409.1)	(6.9)	(416.0)
Other accrued liabilities	(232.0)	7.5	(224.5)
Other liabilities	(331.1)	(35.3)	(366.4)
Deferred income taxes	(312.9)	223.2	(89.7)
Noncontrolling interests	(66.7)	—	(66.7)

Net assets acquired before goodwill on acquisition	3,610.7	211.2	3,821.9
Goodwill on acquisition	1,315.2	(229.8)	1,085.4

Net assets acquired	$4,925.9	$(18.6)	$4,907.3

The measurement period adjustments reflect new information obtained about facts and circumstances that existed at the closing date of the Acquisition, primarily related to indemnification assets, inventories, other miscellaneous current assets and liabilities, property, plant and equipment, intangible assets, and the related deferred income taxes. With the exception of those items detailed in Note 1, no measurement period adjustments had a material impact on the statement of operations or cash flows requiring retrospective application.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The determination of Goodwill was recognized for the Acquisition as the excess of the purchase price over the net identifiable assets recognized. The Goodwill is primarily attributed to our assembled workforce, corporate and operational synergies and the going concern value of the anticipated future economic benefits associated with DPC being operated as a standalone entity.

The fair values of intangible assets were estimated using either the income approach, the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to develop new products to meet the evolving business needs as well as competitively produce our existing products.

The fair value of real properties acquired was based on the consideration of their highest and best use in the market. The fair values of property, plant, and equipment, other than real properties, were based on the consideration that unless otherwise identified, they will continue to be used “as is” and as part of the ongoing business. In contemplation of the in-use premise and the nature of the assets, the fair value was developed primarily using a cost approach. The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.

The fair value of the noncontrolling interests, related to acquired joint ventures, were estimated by applying an income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions included a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests.

The Company was formed on August 24, 2012 for the purpose of consummating the Acquisition of DPC and, consequently has no financial statements as of and for periods prior to that date. Prior to the Acquisition, we generated no revenue and incurred no expenses other than merger and acquisition costs and debt financing costs in anticipation of the Acquisition. We incurred merger and acquisition related costs of $29.0 million which were expensed during the Successor period August 24, 2012 through December 31, 2012 and incurred debt financing costs of $4.6 million which were recorded as Other assets and Other accrued liabilities as of December 31, 2012 (Successor). The $33.6 million of merger and acquisition related costs and debt financing costs incurred were accrued as a component of Other accrued liabilities at December 31, 2012 (Successor). The amounts were paid at closing of the Acquisition with proceeds from the borrowings under the Senior Secured Credit Facilities.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The following unaudited supplemental pro forma information presents the financial results as if the acquisition of DPC had occurred at January 1, 2012. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made at January 1, 2012, nor is it indicative of any future results.

Nine Months Ended September 30, 2013
(Unaudited)
Net sales	$3,184.4
Net loss	$(45.9)
Net loss attributable to controlling interests	$(49.6)
Earnings per share (Basic and Diluted)	$(0.22)

The 2013 supplemental pro forma net loss was adjusted to exclude $53.1 million of acquisition-related costs incurred in 2013 and $123.1 million of non-recurring expense consisting primarily of $103.7 million related to the fair market value adjustment to acquisition-date inventory.

Dispositions

In September 2014, we completed the sale of a business within the Performance Coatings reportable segment, which primarily included technology that had been developed as an integrated software solution for the collision repair supply chain market.

The sale resulted in the receipt of $17.5 million during the nine months ended September 30, 2014. As a result, we recognized a pre-tax gain on sale of $1.2 million ($0.7 million after tax) recorded within Other (income) expense, net for the three and nine months ended September 30, 2014.

(4)	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill for the Successor nine months ended September 30, 2014 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At January 1, 2014	$1,038.8	$74.8	$1,113.6
Purchase accounting adjustments	11.6	0.8	12.4
Divestitures	(4.7)	—	(4.7)
Foreign currency translation	(69.4)	(5.0)	(74.4)

September 30, 2014	$976.3	$70.6	$1,046.9

During the nine months ended September 30, 2014, we identified and recorded purchase accounting adjustments of $12.4 million related to corrections subsequent to the end of the purchase accounting measurement period.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods
Technology	$411.8	$(66.2)	$345.6	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	41.8	(4.8)	37.0	14.8
Customer relationships	735.4	(63.8)	671.6	19.4
Non-compete agreements	1.5	(0.6)	0.9	4.0

Total	$1,474.9	$(135.4)	$1,339.5

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods
Technology	$425.2	$(37.3)	$387.9	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	41.7	(2.6)	39.1	14.8
Customer relationships	761.9	(34.9)	727.0	19.4
Non-compete agreements	1.5	(0.3)	1.2	4.0

Total	$1,514.7	$(75.1)	$1,439.6

Activity related to in process research and development projects for the nine months ended September 30, 2014:

	Beginning Balance at January 1, 2014	Completed	Abandoned	Ending Balance at September 30, 2014
In Process Research and Development	$15.7	$(9.3)	$(0.1)	$6.3

Amortization expense for the Successor three and nine months ended September 30, 2014 was $20.9 million and $63.3 million, respectively. Amortization expense for the Successor three and nine months ended September 30, 2013, including a loss of $3.2 million associated with abandoned in process research and development projects, was $21.0 million and $59.0 million, respectively.

Amortization expense for the Predecessor period from January 1, 2013 through January 31, 2013 was $2.6 million.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The estimated amortization expense for the remainder of 2014 and for each of the succeeding five years is:

Remainder of 2014	$20.6
2015	$82.5
2016	$82.5
2017	$82.2
2018	$82.2
2019	$82.2

(5)	RESTRUCTURING

Successor Periods

In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.

Since the Acquisition date, we have incurred costs associated with involuntary termination benefits associated with corporate-related initiatives associated with our transition and cost-saving opportunities related to the separation from DuPont. During the three and nine months ended September 30, 2014, we incurred restructuring costs of $0.9 million and $2.3 million, respectively. During the three and nine months ended September 30, 2013, we incurred restructuring costs of $41.0 million and $47.5 million, respectively. These amounts are recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations. The payments associated with these actions are expected to be completed in June 2015.

The following tables summarize the activities related to the restructuring reserves, recorded within other accrued liabilities, and expenses for the Successor nine months ended September 30, 2014:

Year to Date September 30, 2014
Balance at December 31, 2013	$98.4
Expense Recorded	2.3
Payments Made	(42.0)
Foreign Currency Changes	(4.5)

Balance at September 30, 2014	$54.2

Predecessor Periods

During the Predecessor period there was no expense recorded associated with involuntary termination benefits.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(6)	RELATIONSHIP WITH DUPONT

Predecessor Periods

Historically, the DPC businesses were managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to DPC and reflected as expenses in the standalone Predecessor interim unaudited combined financial statements. Management of DuPont considered the allocation methodologies used to be reasonable and appropriate reflections of the historical DuPont expenses attributable to DPC for purposes of the standalone combined financial statements of DPC; however, the expenses reflected in the Predecessor interim unaudited combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if DPC had operated as a separate, standalone entity. In addition, the expenses reflected in the Predecessor interim unaudited combined financial statements may not be indicative of related expenses that will be incurred in the future by us.

(1)	Cash Management and Financing

Except for its joint ventures, DPC participated in DuPont’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by DuPont, while cash receipts were transferred to centralized accounts maintained by DuPont. As cash was disbursed and received by DuPont, it was accounted for by DPC through the parent company net investment. All short and long-term debt requirements of the DPC business were financed by DuPont and financing decisions for wholly owned subsidiaries and majority owned joint ventures were determined by DuPont’s central treasury operations.

(2)	Allocated Corporate Costs

The Predecessor interim unaudited combined financial statements include significant transactions with DuPont involving leveraged functional services (such as information systems, accounting, other financial services, purchasing and legal) and general corporate expenses that were provided to DPC by centralized DuPont organizations. Throughout the Predecessor periods covered by the combined financial statements of DPC, the costs of these leveraged functions and services were directly charged or allocated to DPC using methods management believes were reasonable. The methods for directly charging specifically identifiable functions and services to DPC included negotiated usage rates and dedicated employee assignments. The method for allocating shared leveraged functional services to DPC was based on proportionate formulas involving controllable fixed costs and in certain instances was allocated to DPC based on demand. Controllable fixed costs are fixed costs less depreciation and amortization and nonrecurring transactions. The methods for allocating general corporate expenses to DPC were based on revenue. However, the expenses reflected in the Predecessor interim unaudited combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if DPC had operated as a separate, standalone entity.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The allocated leveraged functional service expenses and general corporate expenses included in cost of goods sold, selling, general, and administrative expenses and research and development expenses in the Predecessor interim unaudited combined statement of operations were as follows:

Predecessor
Period from January 1, 2013 through January 31, 2013
Cost of goods sold	$14.2
Selling, general, and administrative expenses	1.4
Research and development expenses	0.1

Total	$15.7

Allocated leveraged functional service expenses and general corporate expenses are recorded in the Predecessor combined statement of operations as follows:

Predecessor
Period from January 1, 2013 through January 31, 2013
Leveraged functional services	$14.2
General corporate expenses	1.5

Total	$15.7

(3)	Purchases from and Sales to Other DuPont Businesses

Throughout the Predecessor periods covered by the Predecessor combined financial statements, DPC purchased materials (Titanium Dioxide and DuPont Sontara® maintenance wipes) from DuPont and its non-DPC businesses.

Purchases include the following amounts:

Predecessor
Period from January 1, 2013 through January 31, 2013
DPC purchases of products from other DuPont businesses	$7.9

Total	$7.9

There were no material sales to other DuPont businesses during the periods covered by the Predecessor interim unaudited combined financial statements.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

(a)	Guarantees

In connection with the Acquisition, we assumed certain guarantee obligations which directly guaranteed various debt obligations under agreements with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies.

At September 30, 2014 and December 31, 2013, we had directly guaranteed $2.2 million and $1.6 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at September 30, 2014 or December 31, 2013.

We assess the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

(b)	Other

We are subject to various pending lawsuits and other claims including civil, regulatory, and environmental matters. Certain of these lawsuits and other claims may impact us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage awards against DuPont and/or us. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.

The potential effects, if any, of these matters on the consolidated financial statements of Axalta will be recorded in the period in which they are probable and estimable, and such effects could be material.

In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of Axalta.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(8)	LONG-TERM EMPLOYEE BENEFITS

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic benefit cost for the Successor three and nine months ended September 30, 2014 and September 30, 2013 and the Predecessor period from January 1, 2013 through January 31, 2013:

	Pension Benefits
	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013
	2014	2013	2014	2013
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$3.8	$4.2	$12.3	$11.6	$1.6
Interest cost	6.1	4.8	18.0	13.4	1.7
Expected return on plan assets	(3.9)	(3.1)	(11.3)	(8.6)	(1.8)
Amortization of actuarial (gain) loss	—	—	(0.2)	—	1.1
Amortization of prior service cost	—	—	—	—	—
Curtailment gain	(6.6)	—	(6.6)	—	—

Net periodic benefit cost (credit)	$(0.6)	$5.9	$12.2	$16.4	$2.6

	Other Long-Term Employee Benefits
	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013
	2014	2013	2014	2013

Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$—	$—	$0.1	$—	$—
Interest cost	0.1	—	0.1	—	—
Amortization of actuarial (gain) loss	—	—	—	—	—
Amortization of prior service credit	(0.4)	—	(0.3)	—	—

Net periodic benefit cost	$(0.3)	$—	$(0.1)	$—	$—

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Significant Events

During the three and nine months ended September 30, 2014, we recorded a curtailment gain of $6.6 million within Selling, general and administrative expenses due to an amendment to one of our pension plans. In addition, amendments to our long-term employee benefit plans resulted in increases to Accumulated other comprehensive income of $5.7 million and $11.3 million, for the three and nine months ended September 30, 2014, respectively. These amounts will be recognized in earnings over the remaining future service periods of active participants.

(9)	STOCK-BASED COMPENSATION

(a)	Successor period

During the three and nine months ended September 30, 2014, we recognized $2.3 million and $6.1 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses, and research and development expenses. We recognized $2.9 million of stock-based compensation expense during both the Successor three and nine months ended September 30, 2013.

At September 30, 2014, there was $12.0 million of unrecognized compensation cost relating to outstanding unvested stock options. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.

There were no material issuances of stock options during the three and nine months ended September 30, 2014. At September 30, 2014, only stock options have been granted under the Equity Incentive Plan. For awards granted during the nine months ended September 30, 2014, the fair value of the Company’s common stock was estimated at $7.20 per share.

We estimated the per share fair value of our common stock using a contemporaneous valuation using income and market approaches. The income approach utilized the discounted cash flow (“DCF”) methodology based on our internal financial forecasts and projections. The market approach utilized the Guideline Public Company and Guideline Transactions methods. For the DCF methodology, we prepared annual projections of future cash flows through 2018. Beyond 2018, projected cash flows through the terminal year were projected at long-term sustainable growth rates consistent with long-term inflationary and industry expectations. Our projections of future cash flows were based on our estimated net debt-free cash flows and were discounted to the valuation date using a weighted-average cost of capital estimated based on market participant assumptions.

For the Guideline Public Company and Guideline Transactions methods, we identified a group of comparable public companies and recent transactions within the chemicals industry. For the comparable companies, we estimated market multiples based on trading prices and trailing 12 months EBITDA. These multiples were then applied to our trailing 12 months EBITDA. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

For the comparable transactions, we estimated market multiples based on prices paid for the related transactions and trailing 12 months EBITDA. These multiples were then applied to our trailing 12 months EBITDA. The results of the market approaches corroborated the fair value determined using the income approach.

(b)	Predecessor periods

DuPont maintained certain stock-based compensation plans for the benefit of certain of its officers, directors and employees, including, prior to the Acquisition, certain DPC employees. DPC recognized stock-based compensation within the interim unaudited combined statement of operations based upon fair values. The fair value of awards granted totaled $2.0 million for the Predecessor period from January 1, 2013 through January 31, 2013.

Total stock-based compensation expense included in the interim unaudited combined statement of operations was $0.1 million for the Predecessor period from January 1, 2013 through January 31, 2013.

(10)	RELATED PARTY TRANSACTIONS

(a)	Carlyle

We entered into a consulting agreement with Carlyle Investment Management L.L.C. (“Carlyle Investment”), an affiliate of Carlyle pursuant to which Carlyle Investment provides certain consulting services to Axalta. Under this agreement, subject to certain conditions, we are required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. This agreement will terminate upon completion of the IPO (see Note 23 “Subsequent Events”). During the Successor three and nine months ended September 30, 2014, we recorded expense of $0.8 million and $2.4 million, respectively, related to this consulting agreement. During the Successor three and nine months ended September 30, 2013, we recorded expense of and $0.9 million and $2.2 million, respectively, related to this consulting agreement. In addition, Carlyle Investment received a one-time fee of $35.0 million upon effectiveness of the Acquisition for services rendered in connection with the Acquisition and related acquisition financing. Of this amount, $21.0 million was recorded as merger and acquisition expenses in the Successor nine months ended September 30, 2013, and $14.0 million was recorded as a component of deferred financing costs, which is amortized to interest expense.

(b)	Service King Collision Repair

Service King Collision Repair, a portfolio company of funds affiliated with Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the three months ended September 30, 2014,

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transactions were $4.0 million for the nine months ended September 30, 2014. During the Successor nine months ended September 30, 2013 and the Predecessor period from January 1, 2013 through January 31, 2013 sales to Service King Collision Repair were immaterial.

(c)	Other

A director of the Company is the Chairman and Chief Executive Officer of a global management consulting firm focused on the automotive and industrial sectors. In connection with due diligence activities and other advisory services related to the Acquisition, we incurred consulting fees and expenses from the consulting firm of $0.1 million, during the Successor nine months ended September 30, 2013, respectively. We also issued 352,143 stock options in exchange for these services at an aggregate fair value of $0.5 million.

(11)	OTHER (INCOME) EXPENSE, NET

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013
	2014	2013	2014	2013
Exchange (gain)/losses	$59.6	$(9.7)	$45.1	$49.9	$4.5
Management fee and expenses	0.8	0.9	2.4	2.2	—
Miscellaneous	1.8	(0.5)	17.6	(2.4)	0.5

Total	$62.2	$(9.3)	$65.1	$49.7	$5.0

Our net foreign exchange losses for the three and nine months ended September 30, 2014 consisted of translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary partially offset by gains on our Euro borrowings and our Venezuela operations, as discussed below.

Our net foreign exchange losses for the three and nine months ended September 30, 2013 consisted of translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary and the settlement of a foreign currency hedge contract partially offset by gains on our Euro borrowings.

Based on recent changes to the Venezuelan currency exchange rate mechanisms in 2014 and our participation in Venezuela’s Complementary System of Foreign Currency Administration (SICAD I) auction process during the nine months ended September 30, 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars. The exchange rate was determined by such auction process, which was 10.0 to 1 as of June 2014 compared to the historical indexed rate of 6.3 to 1. In September 2014, we determined the exchange rate of 11.7 to 1 was appropriate given trends in the SICAD I auction process. Further, we also believe the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the auction process through SICAD I. The devaluations of the exchange rates resulted in net gains of $6.8 million and $19.0 million for the three and nine months ended September 30, 2014 primarily due to our Venezuelan operations being in a net monetary liability position.

At September 30, 2014, our Venezuelan subsidiary was in a net monetary liability position of $40.5 million and had non-U.S. Dollar denominated net non-monetary assets of $150.5 million. At this time it is unclear based on the current governmental policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any financial impact on the operations of our Venezuelan subsidiary.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(12)	INCOME TAXES

During the nine months ended September 30, 2014, documentation was secured to support tax deductions related to pre-acquisition activities. As a result of these findings, we recorded a discrete tax benefit of $21.1 million for the Successor nine months ended September 30, 2014, which is primarily related to an adjustment for unrecognized tax benefits of $9.8 million and the reversal of interest and penalties of $7.1 million. Interest and penalties associated with unrecognized tax benefits are recognized as components of Provision (benefit) for income taxes. Additionally, we amended our income tax return related to this matter, resulting in additional tax benefits of $4.2 million. The total tax benefit of $21.1 million was partially offset by the reduction in indemnity assets of $12.5 million related to the pre-acquisition tax liabilities, which resulted in a reduction to Other (income) expense, net.

(13)	EARNINGS PER COMMON SHARE

Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of the Company’s basic and diluted earnings per common share was as follows (in millions, except earnings per share):

	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to controlling interests	$(19.9)	$5.0	$29.6	$(175.6)
Pre-Acquisition net income (loss) attributable to controlling interests	—	—	—	(3.9)

Net income (loss) attributable to common shareholders(1)	(19.9)	5.0	29.6	(171.7)

Basic weighted average shares outstanding(1)	229.5	228.1	229.2	228.1
Diluted weighted average shares outstanding(1)	229.5	228.1	229.3	228.1

Earnings per Common Share:
Basic net income (loss) per share	$(0.09)	$0.02	$0.13	$(0.75)
Diluted net income (loss) per share	$(0.09)	$0.02	$0.13	$(0.75)

(1)	As of February 1, 2013, the date of the Acquisition, the Company received the initial Equity Contribution of $1,350.0 million. Accordingly, the net income (loss) to common shareholders and the weighted average shares outstanding calculation is based on the period from February 1, 2013 to September 30, 2013.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the Successor three and nine months ended September 30, 2014 were 17.2 million and 13.4 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the Successor three and nine months ended September 30, 2013 were 15.7 million and 15.7 million, respectively.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Basic and diluted weighted average shares outstanding have been adjusted to reflect the Company’s 100,000 for 1 stock split which occurred in July 2013 and the Company’s 1.69 for 1 stock split which occurred in October 2014.

(14)	ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2014	December 31, 2013
Accounts receivable - trade, net	$718.0	$637.5
Notes receivable	45.5	44.7
Miscellaneous	155.6	183.7

Total	$919.1	$865.9

Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $10.6 million and $6.5 million at September 30, 2014 and December 31, 2013, respectively. Bad debt expense, net of recoveries for the three and nine months ended September 30, 2014 was $1.6 million and $3.8 million, respectively, and $2.6 million and $3.3 million for the three and nine months ended September 30, 2013, respectively. For the Predecessor period from January 1, 2013 through January 31, 2013, bad debt expense was $0.2 million.

(15)	INVENTORIES

	September 30, 2014	December 31, 2013
Finished products	$360.6	$329.3
Semi-finished products	81.4	90.2
Raw materials and supplies	138.4	130.7

Total	$580.4	$550.2

Inventories, including stores and supplies inventories, are valued at the lower of cost or market with cost being determined on the weighted average cost method. Stores and supplies inventories were $22.5 million and $21.2 million at September 30, 2014 and December 31, 2013, respectively.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(16)	NET PROPERTY, PLANT and EQUIPMENT

Depreciation expense amounted to $44.0 million and $131.5 million for the Successor three and nine months ended September 30, 2014, respectively. Depreciation expense amounted to $41.3 million and $88.1 million for the three and nine months ended September 30, 2013, respectively. Depreciation expense amounted to $7.2 million for the Predecessor period from January 1, 2013 through January 31, 2013.

	September 30, 2014	December 31, 2013
Land	$94.7	$98.9
Buildings	409.0	411.0
Equipment	1,252.3	1,178.6
Construction in progress	113.1	117.7

Total	1,869.1	1,806.2
Accumulated depreciation	(312.9)	(183.6)

Net property, plant, and equipment	$1,556.2	$1,622.6

(17)	OTHER ACCRUED LIABILITIES

	September 30, 2014	December 31, 2013
Compensation and other employee-related costs	$164.1	$168.0
Restructuring	54.2	98.4
Discounts, rebates, and warranties	67.1	65.0
Miscellaneous	101.2	141.3

Total	$386.6	$472.7

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(18)	LONG-TERM BORROWINGS

Borrowings and capital lease obligations are summarized as follows:

	September 30, 2014	December 31, 2013
Dollar Term Loan	$2,171.3	$2,282.8
Euro Term Loan	503.4	547.7
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	318.7	344.9
Short-term borrowings	7.4	18.2
Unamortized original issue discount	(19.2)	(22.7)

	$3,731.6	$3,920.9

Less:
Short term borrowings	$7.4	$18.2
Current portion of long-term borrowings	28.1	28.5

Long-term debt	$3,696.1	$3,874.2

During the third quarter ended September 30, 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the condensed consolidated balance sheet at December 31, 2013, and the condensed consolidated statements of operations, and statements of comprehensive income (loss) for the three and nine-month periods ending September 30, 2013 presented herein. The Company assessed the applicable guidance and concluded that these errors were not material to the Company’s condensed consolidated financial statements for the aforementioned prior periods; however, the Company did conclude that correcting these prior misstatements would be significant to the three and nine-month periods ended September 30, 2014 consolidated statement of operations. The correction of the error increased net income by $1.4 million and decreased the net loss by $9.5 million for the three and nine months ended September 30, 2013, respectively, through a reduction in interest expense of $3.5 million (net of a tax provision of $2.1 million) and $9.9 million (net of a tax provision of $0.4 million), respectively. The correction of the error impacted Deferred Financing Costs, Long-term borrowings, and Non-current deferred income tax assets by $10.5 million, ($2.7) million, and ($1.7) million, respectively, at December 31, 2013.

Senior Secured Credit Facilities, as amended

On February 3, 2014, Axalta Coating Systems Dutch B B.V. (“Dutch B B.V.”), as “Dutch Borrower”, and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. (“Axalta US Holdings”), as “US Borrower”, executed the second amendment to the Senior Secured Credit Facilities. The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the “New Dollar Term Loans”), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the “New Euro Term Loans”). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities and 2.00% per annum for Base Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. As of August 15, 2014, our Total Net Leverage Ratio is less than 4.50:1.00. The applicable rate has been reduced to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B. V. (“Dutch A B.V.”) and the guarantors of the Dutch Borrower. The Dollar Term Loan and Euro Term Loan mature on February 1, 2020 and the Revolving Credit Facility matures on February 1, 2018. Principal is paid quarterly on both the Dollar Term Loan and the Euro Term Loan based on 1% per annum of the original principal amount with the unpaid balance due at maturity.

Interest is payable quarterly on both the Dollar Term Loan and the Euro Term Loan. Prior to the Amendment, interest on the Dollar Term Loan was subject to a floor of 1.25% for Eurocurrency Rate Loans plus an applicable rate of 3.50%. For Base Rate Loans, the interest was subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.25% plus an applicable rate of 2.50%. Interest on the Euro Term Loan, a Eurocurrency Loan, was subject to a floor of 1.25% plus an applicable rate of 4.00%.

Under the Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to a floor of 1.00% for Eurocurrency Rate Loans plus an applicable rate of 3.50% (subject to an additional step-down to 3.25%). For Base Rate Loans, the interest is subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.00% plus an applicable rate of 2.50% (subject to an additional step-down to 2.25%).

Under circumstances described in the Credit Agreement, the Company may increase available revolving or term facility borrowings up to $400.0 million.

Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the make-whole provisions set forth in the Credit Agreement. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $25.0 million annually, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Leverage Ratio falls below 4.25:1 or 3.50:1, respectively) of Excess Cash Flow.

At September 30, 2014, we voluntarily repaid $100.0 million of the outstanding New Dollar Term Loan. Concurrent with this action, we recorded a pre-tax loss on extinguishment of $3.0 million, consisting of the write-off of $2.2 million and $0.8 million of unamortized deferred financing costs and original issue discounts, respectively.

We are subject to customary negative covenants as well as a financial covenant which is a maximum First Lien Leverage Ratio. This financial covenant is applicable only when greater than 25% of the Revolving Credit Facility (including letters of credit) is outstanding at the end of the fiscal quarter.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are amortized as interest expense over the life of the Senior Secured Credit Facilities.

Amortization expense related to deferred financing costs, net for the three and nine months ended September 30, 2014 were $3.4 million and $10.1 million, respectively. Amortization expense related to deferred financing costs, net for the three and nine months ended September 30, 2013 were $3.2 million and $8.4 million, respectively.

Amortization expense related to original issue discounts for the three and nine months ended September 30, 2014 were $0.9 million and $2.7 million, respectively. Amortization expense related to original issue discounts for the three and nine months ended September 30, 2013 were $0.8 million and $2.2 million, respectively.

At September 30, 2014, there were no borrowings under the Revolving Credit Facility. At September 30, 2014, letters of credit issued under the Revolving Credit Facility totaled $15.7 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $384.3 million at September 30, 2014.

Significant Terms of the Senior Notes

On February 1, 2013, Dutch B B.V., as “Dutch Issuer”, and Axalta US Holdings, as “US Issuer”, (collectively the “Issuers”) issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the “Dollar Senior Notes”) and related guarantees thereof. Additionally, Dutch B B.V. issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the “Euro Senior Notes”) and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million, are recorded within deferred financing costs, net and are amortized as interest expense over the life of the Notes. At September 30, 2014 and December 31, 2013, the remaining unamortized balance was $26.4 million and $29.4 million, respectively. The expense related to the amortization of the deferred financing costs for the three and nine months ended September 30, 2014 were $1.0 million and $3.0 million, respectively. The expense related to the amortization of the deferred financing costs for the three and nine months ended September 30, 2013 were $1.0 million and $2.7 million, respectively.

The Senior Notes are unconditionally guaranteed on a senior basis by certain of the Issuers’ subsidiaries.

The indentures governing the Senior Notes contain covenants that restrict the ability of the Issuers and their subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuers, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Euro Senior Notes

The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million, and are recorded within “Deferred financing costs, net” and are amortized into interest expense over the life of the Senior Notes. At September 30, 2014 and December 31, 2013, the remaining unamortized balance was $8.1 million and $9.0 million, respectively.

On or after February 1, 2016, we have the option to redeem all or part of the Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount):

Period	Euro Notes Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to February 1, 2016, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the Euro Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the Euro Senior Notes), at a redemption price of 105.750% plus accrued and unpaid interest, if any, to the redemption date.

In addition, we have the option to redeem up to 10% of the Euro Senior Notes during any 12-month period from issue date until February 1, 2016 at a redemption price of 103.0%, plus accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of certain events constituting a change of control, holders of the Euro Senior Notes have the right to require us to repurchase all or any part of the Euro Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

The indebtedness evidenced by the Euro Senior Notes and related guarantees is secured on a first-lien basis by the same assets that secure the obligations under the Senior Secured Credit Facilities, subject to permitted liens and applicable local law limitations, is senior in right of payment to all future subordinated indebtedness of the Issuers, is equal in right of payment to all existing and future senior indebtedness of the Issuers and is effectively senior to any unsecured indebtedness of the Issuers, including the Dollar Senior Notes, to the extent of the value securing the Euro Senior Notes.

Dollar Senior Notes

The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million, are recorded within “Deferred financing costs, net” and are amortized as interest expense over the life of the Senior Notes. At September 30, 2014 and December 31, 2013, the remaining unamortized balance was $18.3 million and $20.4 million, respectively.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

On or after February 1, 2016, we have the option to redeem all or part of the Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount)

Period	Dollar Notes Percentage
2016	105.531%
2017	103.688%
2018	101.844%
2019 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to February 1, 2016, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the Dollar Senior Notes), at a redemption price of 107.375% plus accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of certain events constituting a change of control, holders of the Dollar Senior Notes have the right to require us to repurchase all or any part of the Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

The indebtedness evidenced by the Dollar Senior Notes is senior unsecured indebtedness of the Issuers, is senior in right of payment to all future subordinated indebtedness of the Issuers and is equal in right of payment to all existing and future senior indebtedness of the Issuers. The Dollar Senior Notes are effectively subordinated to any secured indebtedness of the Issuers (including indebtedness of the Issuers outstanding under the Senior Secured Credit Facilities and the Euro Senior Notes) to the extent of the value of the assets securing such indebtedness.

Short-term borrowings

On September 12, 2013, we entered into short-term borrowings in the amount of $27.8 million to partially fund the acquisition of a real estate investment property which closed in October 2013. The short-term borrowings associated with this acquisition were paid in full upon reaching maturity during the three months ended September 30, 2014. Other miscellaneous short-term borrowings had an outstanding balance of $7.4 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

Bridge financing commitment fees

On August 30, 2012, we signed a debt commitment letter, which was subsequently amended and restated, that included a bridge facility comprised of $1,100.0 million of unsecured U.S. bridge loans and a $300.0 million of secured bridge loans (the “Bridge Facility”), which was to be utilized to partially fund the Acquisition in the event that permanent financing was not obtained. Drawings under the Bridge Facility were subject to certain conditions. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility during the nine months ended September 30, 2013.

Future repayments

Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2014.

Remainder of 2014	$9.1
2015	33.5
2016	28.1
2017	28.1
2018	28.1
Thereafter	3,623.9

$3,750.8

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(19)	FAIR VALUE ACCOUNTING

(a)	Assets measured at fair value on a nonrecurring basis

During the Successor three and nine months ended September 30, 2013 we recorded an impairment loss of $3.2 million associated with the abandonment of certain in process research and development projects acquired in the Acquisition. During the Predecessor period from January 1, 2013 through January 31, 2013, no assets were adjusted to their fair values on a nonrecurring basis. See Note 4 to the audited consolidated financial statements on the Company’s annual report for further discussion related to the fair values of in process research and development projects acquired in the Acquisition.

(b)	Fair value of financial instruments

Cash and cash equivalents - The carrying amount of cash equivalents approximates fair value because the original maturity is less than 90 days.

Accounts and notes receivable - The carrying amount of accounts and notes receivable approximates fair value because of their short outstanding terms.

Available for sale securities - The fair values of available for sale securities at September 30, 2014 and December 31, 2013 were $1.9 million and $4.9 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.

Accounts payable - The carrying amount of accounts payable approximates fair value because of their short outstanding terms.

Short-term borrowings - The carrying value of short-term bank borrowings approximates fair value because their interest rates reflect current market rates.

Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at September 30, 2014 were $804.4 million and $338.6 million, respectively. The fair values at December 31, 2013 were $798.8 million and $362.1 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.

The fair values of the Dollar Term Loan and the Euro Term Loan at September 30, 2014 were $2,119.7 million and $503.5 million, respectively. The fair values at December 31, 2013 were $2,297.1 million and $552.5 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(20)	DERIVATIVE AND OTHER HEDGING INSTRUMENTS

We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs.

During the Successor nine months ended September 30, 2013, we entered into a foreign currency contract to hedge the variability of the US dollar equivalent of the original borrowings under the Euro Term Loan and the proceeds from the issuance of Euro Senior Notes. Changes in the fair value of this instrument were recorded in current period earnings and were presented in other (income) expense, net as a component of Exchange (gains) losses. Losses related to the settlement of forward contracts recognized during the Successor nine months ended September 30, 2013 totaled $19.4 million. Cash flows resulting from the settlement of the derivative instrument on February 1, 2013 are reported as investing activities.

During the Successor three months ended September 30, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures relate to our variable rate borrowings under the Senior Secured Credit Facilities. The maturity date of the interest rate swaps is September 29, 2017. The interest rate swaps were designated and qualified as cash flow hedges.

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our interim unaudited condensed consolidated and combined balance sheet:

	September 30, 2014	December 31, 2013
Other assets:
Interest rate swaps	$9.2	$10.5

Total assets	$9.2	$10.5

Other liabilities:
Interest rate swaps	$0.7	$1.2

Total liabilities	$0.7	$1.2

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our interim unaudited condensed consolidated and combined balance sheet:

	September 30, 2014	December 31, 2013
Other assets:
Interest rate cap	0.1	3.4

Total assets	$0.1	$3.4

Other accrued liabilities:
Foreign currency contracts	—	—

Total liabilities	$—	$—

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table sets forth the locations and amounts recognized during the three months ended September 30, 2014 and 2013 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013		Three Months Ended September 30, 2014	Three Months Ended September 30, 2013		Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Interest rate contracts	$(4.0)	$3.9	Interest expense, net	$1.7	$1.7	Interest expense, net	$(0.9)	$1.6

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

The following table sets forth the locations and amounts recognized during the nine months ended September 30, 2014 and 2013 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)

Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest rate contracts	$1.0	$(3.6)	Interest expense, net	$4.9	$2.8	Interest expense, net	$(0.2)	$(4.3)

Also during the Successor nine months ended September 30, 2013, the Company purchased a €300.0 million 1.5% interest rate cap on its Euro Term Loan which matures on September 29, 2017. The company paid a premium of $3.1 million for the interest rate cap. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instruments are recorded in current period earnings and are presented in interest expense.

During the Predecessor period, DPC, through DuPont, entered into contractual arrangements (derivatives) to reduce its exposure to foreign currency risk. The foreign currency derivative program was utilized for financial risk management and consisted of forward contracts. The derivative instruments were not designated as hedging instruments. Changes in the fair value of the derivative instruments are recorded in current period earnings and are presented in Other (income) expense, net as a component of exchange (gains) losses.

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Successor				Predecessor
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period from January 1, 2013 through January 31, 2013
Foreign currency contracts	Other (income) expense, net	$(0.3)	$—	$1.6	$21.4	$2.0

Interest rate cap	Interest expense, net	0.2	0.3	3.3	(1.4)	—

		$(0.1)	$0.3	$4.9	$20.0	$2.0

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(21)	SEGMENTS

The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) that has available discrete financial information.

We have two operating segments: Performance Coatings and Transportation Coatings. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.

Through our Performance Coatings segment we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.

Through our Transportation Coatings segment we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

	Successor
	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales(1)	$663.5	$445.4	$1,108.9	$1,944.6	$1,338.3	$3,282.9
Equity in earnings in unconsolidated affiliates	0.4	0.1	0.5	0.9	0.4	1.3
Adjusted EBITDA(2)	148.5	79.5	228.0	409.7	226.1	635.8
Investment in unconsolidated affiliates	8.3	7.6	15.9	8.3	7.6	15.9

	Successor
	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales(1)	$643.7	$430.9	$1,074.6	$1,680.1	$1,178.1	$2,858.2
Equity in earnings in unconsolidated affiliates	0.2	—	0.2	1.5	0.1	1.6
Adjusted EBITDA(2)	147.3	46.8	194.1	360.2	141.4	501.6
Investment in unconsolidated affiliates	7.5	8.2	15.7	7.5	8.2	15.7

	Predecessor
	January 1, through January 31, 2013
	Performance Coatings	Transportation Coatings	Total
Net sales(1)	$186.8	$139.4	$326.2
Equity in earnings (losses) in unconsolidated affiliates	—	(0.3)	(0.3)
Adjusted EBITDA(2)	15.0	17.7	32.7
Investment in unconsolidated affiliates	2.0	6.7	8.7

(1)	The Company has no intrasegment sales.
(2)	The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income (loss) before interest, taxes, depreciation and amortization and other unusual items impacting operating results. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance. Reconciliation of Adjusted EBITDA to income (loss) before income taxes follows:

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

	Successor		Successor		Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through January 31,
	2014	2013	2014	2013	2013
Adjusted EBITDA	$228.0	$194.1	$635.8	$501.6	$32.7
Inventory step-up(a)	—	—	—	103.7	—
Merger and acquisition related costs(b)	—	—	—	28.1	—
Financing fees and extinguishment(c)	3.0	—	6.1	25.0	—
Foreign exchange remeasurement (gains) losses(d)	59.6	(9.7)	45.1	49.9	4.5
Long-term employee benefit plan adjustments(e)	(4.7)	1.8	(0.2)	4.8	2.3
Termination benefits and other employee related costs(f)	3.2	47.6	9.1	64.8	0.3
Consulting and advisory fees(g)	8.8	11.3	29.5	33.2	—
Transition-related costs(h)	36.7	8.8	84.2	16.2	—
Other adjustments(i)	2.6	3.2	13.6	2.9	0.1
Dividends in respect of noncontrolling interest(j)	—	—	(1.6)	(4.1)	—
Management fee expense(k)	0.8	0.9	2.4	2.2	—

EBITDA	118.0	130.2	447.6	174.9	25.5
Interest expense, net	52.6	62.7	166.5	153.2	—
Depreciation and amortization	76.2	87.4	229.1	228.0	9.9

Income (loss) before income taxes	$(10.8)	$(19.9)	$52.0	$(206.3)	$15.6

(a)	During the Successor Nine Months Ended September 30, 2013, we recorded a non-cash fair value adjustment associated with our acquisition accounting for inventories. These amounts increased cost of goods sold by $103.7 million.
(b)	In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor Nine Months Ended September 30, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs.
(c)	On August 30, 2012, we signed a debt commitment letter which included the Bridge Facility. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon payment and the termination of the Bridge Facility. In connection with the refinancing of the Senior Secured Credit Facilities in February 2014 (discussed further in Note 18), we recognized $3.1 million of costs. At September 30, 2014, we prepaid $100.0 million of the outstanding New Dollar Term Loan and recorded a pre-tax loss on extinguishment of $3.0 million.
(d)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.
(e)	For the Successor periods ended September 30, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $6.6 million recorded during the three months ended September 30, 2014. For the Predecessor period January 1, 2013 through January 31, 2013, eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(f)	Represents expenses primarily related to employee termination benefits, including our initiative to improve the overall cost structure within the European region, and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives for establishment of new roles and elimination of old roles and other costs associated with cost saving opportunities that were related to our transition to a standalone entity.
(g)	Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services rendered in conjunction with the transition from DuPont to a standalone entity.
(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs, as well as costs associated with the IPO.
(i)	Represents costs for certain unusual or non-operational losses and the non-cash impact of natural gas and currency hedge losses allocated to DPC by DuPont, stock-based compensation, asset impairments, equity investee dividends, indemnity income associated with the Transaction, and loss (gain) on sale and disposal of property, plant and equipment.
(j)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.
(k)	Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta is required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement was terminated upon consummation of the IPO.

Our business serves four end-markets globally as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through January 31,
	2014	2013	2014	2013	2013
Performance Coatings
Refinish	$478.1	$462.4	$1,384.4	$1,203.1	$129.4
Industrial	185.4	181.3	560.2	477.0	57.4

Total Net sales Performance Coatings	663.5	643.7	1,944.6	1,680.1	186.8

Transportation Coatings
Light Vehicle	342.5	339.8	1,045.5	938.6	111.6
Commercial Vehicle	102.9	91.1	292.8	239.5	27.8

Total Net sales Transportation Coatings	445.4	430.9	1,338.3	1,178.1	139.4

Total Net sales	$1,108.9	$1,074.6	$3,282.9	$2,858.2	$326.2

Segment information for the Predecessor period has been recast to conform to the Successor segment presentation.

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

(22)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table reconciles changes in Accumulated other comprehensive income (“AOCI”) by component:

	Foreign Currency Translation Adjustments	Pension and Other Long- term Employee Benefit Adjustments	Unrealized (gain) loss on securities	Unrealized Gain on Derivatives	Accumulated Other Comprehensive (Income) Loss
December 31, 2013	$(24.4)	$(7.4)	$0.9	$(3.1)	$(34.0)
Current year deferrals to AOCI	36.1	7.7	(0.8)	(2.5)	40.5
Benefit Plan Amendments	—	(9.6)	—	—	(9.6)
Reclassifications from AOCI to Net income	—	0.1	—	3.1	3.2

Net Change	36.1	(1.8)	(0.8)	0.6	34.2

September 30, 2014	$11.7	$(9.2)	$0.1	$(2.5)	$0.2

The income tax related to the adjustment for pension and other long-term employee benefits for the Successor nine months ended September 30, 2014 was $0.1 million. The cumulative income tax cost related to the adjustment for pension and other long-term employee benefits at September 30, 2014 and December 31, 2013 was $3.6 million and $3.5 million, respectively. The income tax related to the change in the unrealized gain on derivatives for the Successor nine months ended September 30, 2014 was $0.4 million. The cumulative income tax cost related to the adjustment for unrealized gain on derivatives at September 30, 2014 and December 31, 2013 was $1.5 million and $1.9 million, respectively.

	Foreign Currency Translation Adjustments	Pension and Other Long- term Employee Benefit Adjustments	Unrealized loss on securities	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Income
December 31, 2012	$—	$—	$—	$—	$—
Current year deferrals to AOCI	(29.3)	—	0.6	(5.4)	(34.1)
Reclassifications from AOCI to Net income	—	—	—	2.8	2.8

Net Change	(29.3)	—	0.6	(2.6)	(31.3)

September 30, 2013	$(29.3)	$—	$0.6	$(2.6)	$(31.3)

The income tax related to the adjustment for pension and other long-term employee benefits for the Successor nine months ended September 30, 2013, was $0.0 million. The cumulative income tax cost related to the adjustment for pension and other long-term employee benefits at September 30, 2013 was $0.0 million. The income tax related to the change in the unrealized gain on derivatives for the Successor nine months ended September 30, 2013 was $1.3 million. The cumulative income tax cost related to the adjustment for unrealized gain on derivatives at September 30, 2013 was $1.3 million. The income tax related to the change in the unrealized loss on securities for the Successor nine months ended September 30, 2013 was $0.3 million. The cumulative income tax benefit related to the adjustment for unrealized loss on securities at September 30, 2013 was $0.3 million.

Condensed Notes to Interim Condensed Consolidated (Successor) and Combined (Predecessor)

Financial Statements (Unaudited)

(Dollars in millions, unless otherwise noted)

	Foreign Currency Translation Adjustments	Pension and Other Long- term Employee Benefit Adjustments	Unrealized loss on securities	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Income
(Predecessor) December 31, 2012	$—	$(142.3)	$1.4	$—	$(140.9)
Current year deferrals to AOCI	—	0.7	0.2	—	0.9
Reclassifications from AOCI to Net income	—	—	—	—	—

Net Change	—	(141.6)	1.6	—	(140.0)

(Predecessor) January 31, 2013	$—	$(141.6)	$1.6	$—	$(140.0)

The income tax related to the adjustment for pension and other long-term employee benefits for the Predecessor one month ended January 31, 2013 was $0.4 million. The cumulative income tax benefit related to the adjustment for pension and other long-term employee benefits at January 31, 2013 was $76.3 million. The income tax related to the change in the unrealized gain on derivatives for the Predecessor one month ended January 31, 2013 was $0.0 million. The cumulative income tax cost related to the adjustment for unrealized gain on derivatives at January 31, 2013 was $0.0 million. The income tax related to the change in the unrealized loss on securities for the Predecessor one month ended January 31, 2013 was $0.1 million. The cumulative income tax cost related to the adjustment for unrealized loss on securities at January 31, 2013 was $0.9 million.

(23)	SUBSEQUENT EVENTS

In October 2014, the Board of Directors approved a 1.69-for-1 stock split of the Company’s issued and outstanding common stock, which was effective on October 28, 2014. The stock split did not change the par value of the Company’s common stock. The condensed consolidated financial statements have been retroactively adjusted to give effect to the stock split. See Note 1 for additional details.

In conjunction with the effectiveness of the IPO, we recorded a $13.4 million pre-tax charge related to our consulting agreement with Carlyle Investment, which terminated upon the IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Use of Non-GAAP Financial Measures,” and “Forward-Looking Statements” as well as “Risk Factors” in our Registration Statement filed on Form S-1. These statements include those that related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated and combined financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Registration Statement.

FORWARD-LOOKING STATEMENTS

Many statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to this initial public offering and the related costs of being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to control our common shares;

•	other factors disclosed in this quarterly report; and

•	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a nearly 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 35 manufacturing facilities, 7 technology centers, 45 customer training centers and approximately 12,650 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally based distributors.

We operate our business in two segments, Performance Coatings and Transportation Coatings. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.

Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.

Through our Transportation Coatings segment we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.

Business Highlights and Trends

From 2011 to 2013, we managed the transition of ownership and operational separation resulting from the planned divestiture of our business by DuPont and ultimately the Acquisition, including significant changes to our senior leadership team. During this time period, our Adjusted EBITDA grew at a 14% CAGR primarily as the result of several strategic initiatives focused on margin improvement. In addition to regular price increases in our refinish end-market, these initiatives included selective price increases in other end-markets, reducing sales with lower margin customers and productivity improvements, which collectively drove Adjusted EBITDA growth in both of our segments.

From 2011 to 2013, our net sales remained flat with net sales growth in our Transportation Coatings segment offset by net sales declines in our Performance Coatings segment. Net sales in our Transportation Coatings segment grew at a 3% CAGR, driven by increases in both our light and commercial vehicle end-markets, primarily as a result of increased vehicle production in North America and Asia Pacific and improvements in average selling price driven by new product and color introductions. Net sales in our Performance Coatings segment decreased at a 2% CAGR over the same period as a result of lower volumes in both our refinish and industrial end-markets in developed markets. In EMEA, volumes declined as a result of a difficult economic environment while in North America our lack of participation in the MSO market prior to the Acquisition had a negative impact on our volumes as MSO body shops increased the number of vehicles serviced at the expense of independent body shop customers. These factors in developed markets were partially offset by continued refinish net sales growth in the emerging markets.

With 12 of our 17 most senior managers joining our company since the Acquisition, 2014 will be the first full fiscal year of results under our current senior management team. Our net sales increased 3.1% for the nine month period ended September 30, 2014 compared to the corresponding pro forma period (see “Unaudited Pro Forma Condensed Consolidated and Combined Financial Information”), the prior year, driven by 4.2% growth in our Performance Coatings segment and 1.6% growth in our Transportation Coatings segment, with growth in both segments across all regions except Latin America. Excluding Latin America, where difficult economic conditions contributed to weak demand, our net sales grew 5% in the first nine months of 2014 compared to the same pro forma period last year. The following trends have impacted our segment and end-market sales performance in 2014:

•	Performance Coatings: Improving economic conditions in Europe, our recent wins with growing MSO customers in North America and continued growth in Asia Pacific drove higher volumes.

•	Transportation Coatings: Significant growth in Asia Pacific driven by increases in light vehicle production combined with increased North American commercial truck volumes were largely offset by significantly lower light vehicle volumes in Latin America.

Since the Acquisition, we have implemented numerous initiatives to reduce our fixed and variable costs that have improved our Adjusted EBITDA margin during the first nine months of 2014 compared to the prior year. Examples include transitioning our IT systems to more cost-effective solutions that better meet our needs as an independent company, developing a global procurement organization to reduce procurement costs and investing in a European manufacturing re-alignment to position the region for profitable growth. These initiatives are just beginning to contribute to our financial results and we believe they will continue to drive profitability improvements over the next several years.

Our business serves four end-markets globally as follows:

	Successor			Successor	Pro forma
	Three Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
Performance Coatings
Refinish	$478.1	$462.4	3.4%	$1,384.4	$1,332.5	3.9%
Industrial	185.4	181.3	2.3%	560.2	534.4	4.8%

Total Net sales Performance Coatings	663.5	643.7	3.1%	1,944.6	1,866.9	4.2%

Transportation Coatings
Light Vehicle	342.5	339.8	0.8%	1,045.5	1,050.2	(0.4)%
Commercial Vehicle	102.9	91.1	13.0%	292.8	267.3	9.5%

Total Net sales Transportation Coatings	445.4	430.9	3.4%	1,338.3	1,317.5	1.6%

Total Net sales	$1,108.9	$1,074.6	3.2%	$3,282.9	$3,184.4	3.1%

Recent Developments

In October 2014, the Board of Directors approved a 1.69-for-1 stock split of the Company’s issued and outstanding common stock, which was effective on October 28, 2014. Subsequently, the Company priced its initial public offering (“the Offering”) on November 11, 2014 of 50,000,000 ordinary shares at a price of $19.50 per share. The underwriters also exercised their over-allotment option and purchased an additional 7,500,000 common shares. We will receive no proceeds from the Offering.

Basis of Presentation

Axalta Coating Systems Ltd. (formerly known as Flash Bermuda Co., Ltd. or Axalta Coating Systems Bermuda Co., Ltd.) (“Axalta” or the “Company”), a Bermuda exempted limited liability company formed at the direction of affiliates of Carlyle, was incorporated on August 24, 2012 for the purpose of consummating the Acquisition.

The purchase price for the Acquisition was funded by: (i) an equity contribution of $1,350.0 million into the Company by affiliates of Carlyle (the “Equity Contribution”), (ii) proceeds from borrowings under our Senior Secured Credit Facilities, consisting of a $2,300.0 million Dollar Term Loan facility and a €400.0 million Euro Term Loan facility, both of which mature on February 1, 2020 and (iii) proceeds from the issuance of $750.0 million aggregate principal amount of 7.375% Dollar Senior Notes and the issuance of €250.0 million aggregate principal amount of 5.750% Euro Senior Notes. The Senior Secured Credit Facilities and the Senior Notes are more fully described in Note 18. Subsequent to the closing, we received approximately $18.6 million in closing date working capital and pension adjustments resulting in a final purchase price of $4,907.3 million. In February 2014, we entered into an amendment to the credit agreement governing the Senior Secured Credit Facilities to reprice our existing first lien term loan facilities (the “Refinancing”).

The combined financial statements for the Predecessor one-month period ended January 31, 2013 have been prepared on a carve-out basis and are derived from the consolidated financial statements of DuPont and may not be comparable to the consolidated financial statements for the Successor periods ended September 30, 2014 and 2013.

In addition to the historical analysis of results of operations, we have prepared unaudited supplemental pro forma results of operations for the nine month periods ended September 30, 2014 and 2013 as if the Acquisition, related Financing and Refinancing (collectively referred to herein as the “Financing”) transactions and the Offering transactions had occurred on January 1, 2013. The pro forma analysis is prepared and presented to aid in explaining the results of operations. The pro forma discussion follows the historical analysis of results of operations.

The pro forma results for the nine months ended September 30, 2014 and 2013 reflect the Acquisition, the Financing and the Offering as if they had occurred on January 1, 2013. The pro forma results for the nine months ended September 30, 2013, also reflect the combination of the Predecessor period January 1, 2013 through January 31, 2013 and the Successor nine months ended September 30, 2013. The pro forma results do not reflect the actual results we would have achieved had the Acquisition been completed as of January 1, 2013 and are not indicative of our future results of operations. The pro forma presentation included in Management’s Discussion and Analysis differs from that included in the footnotes to the consolidated financial statements, which is prepared assuming the Acquisition occurred on January 1, 2012 in accordance with ASC 805.

Acquisition Accounting

We allocated the purchase price paid to acquire DPC to the acquired assets and liabilities assumed based on their respective estimated fair value as of the acquisition date. The application of acquisition accounting resulted in an increase in amortization and depreciation expense relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the net carrying value of property, plant and equipment, we revised the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation expense. We adjusted the carrying values of the joint ventures to reflect their estimated fair values at the date of purchase. We adjusted the value of inventory to its estimated fair value, which increased the costs recognized upon the sale of this acquired inventory. We also provided for deferred income taxes for the future tax consequences of acquisition date basis differences between the carrying amounts of assets and liabilities utilized for financial reporting purposes and the respective amounts used for income tax purposes. The excess of the purchase price over the estimated fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. See Note 4 to our interim unaudited condensed consolidated and combined financial statements elsewhere in this quarterly report for additional information regarding the acquisition.

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our consolidated financial statements in our Registration Statement are those that management believes are the most dependent on the application of estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in the Company’s registration statement filed on Form S-1. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see the Company’s Registration Statement filed on Form S-1, “Management Discussion and Analysis - Critical Accounting Policies and Estimates” and “Note 3 - Summary of Significant Accounting Policies” within the notes to the audited consolidated financial statements.

Non-GAAP Financial Measures

Reconciliation of EBITDA to Adjusted EBITDA

To supplement our financial information presented in accordance with U.S. GAAP, we use the following additional non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.

EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance and (iii) certain unusual or nonrecurring items impacting results in a particular period. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.

We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to operating income (loss), net income (loss), earnings per share or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance.

EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA:

•	do not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities and the Senior Notes;

•	eliminate the impact of income taxes on our results of operations; and

•	contain certain estimates for periods prior to the Acquisition of standalone costs;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include operating income (loss), net income (loss), earnings per share and other performance measures.

In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table reconciles the EBITDA and Adjusted EBITDA calculations discussed above to net income (loss) for the periods presented:

	Successor				Predecessor	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through January 31,	Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013	2013	2014	2013 (1)
Net income (loss)	$(18.3)	$6.4	$33.8	$(171.9)	$8.5	$40.9	$(42.6)
Interest expense, net	52.6	62.7	166.5	153.2	—	163.8	155.5
Provision (benefit) for income taxes	7.5	(26.3)	18.2	(34.4)	7.1	19.3	11.4
Depreciation and amortization	76.2	87.4	229.1	228.0	9.9	229.1	254.6

EBITDA	118.0	130.2	447.6	174.9	25.5	453.1	378.9
Inventory step up (a)	—	—	—	103.7	—	—	—
Merger and acquisition related costs (b)	—	—	—	28.1	—	—	—
Financing costs and extinguishment (c)	3.0	—	6.1	25.0	—	3.0	—
Foreign exchange remeasurement (gains) losses (d)	59.6	(9.7)	45.1	49.9	4.5	45.1	35.0
Long-term employee benefit plan adjustments (e)	(4.7)	1.8	(0.2)	4.8	2.3	(0.2)	7.1
Termination benefits and other employee related costs (f)	3.2	47.6	9.1	64.8	0.3	9.1	65.1
Consulting and advisory fees (g)	8.8	11.3	29.5	33.2	—	29.5	33.2
Transition-related costs (h)	36.7	8.8	84.2	16.2	—	84.2	16.2
Other adjustments (i)	2.6	3.2	13.6	2.9	0.1	13.6	3.1
Dividends in respect of noncontrolling interest (j)	—	—	(1.6)	(4.1)	—	(1.6)	(4.1)
Management fee expense (k)	0.8	0.9	2.4	2.2	—	—	—

Adjusted EBITDA	$228.0	$194.1	$635.8	$501.6	$32.7	$635.8	$534.5

(1)	The Segment Adjusted EBITDA information for the Pro Forma nine months ended September 30, 2014 excludes a net benefit of $5.7 million for the Predecessor period January 1, 2013 through January 31, 2013 which is comprised of (1) the add-back of corporate allocations from DuPont to DPC for the usage of DuPont’s facilities, functions and services; costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont; a portion of DuPont’s general corporate expenses; and certain pension and other long-term employee benefit costs, in each case because we believe these costs are not indicative of costs we would have incurred as a standalone company, net of (2) estimated standalone costs based on a corporate function resource analysis that included a standalone executive office, the costs associated with supporting a standalone information technology infrastructure, corporate functions such as legal, finance, treasury, procurement and human resources and certain costs related to facilities management. This resource analysis included anticipated headcount and the associated overhead costs of running these functions effectively as a standalone company of our size and complexity.

(a)	During the Successor nine months ended September 30, 2013, we recorded a non-cash fair value adjustment associated with our acquisition accounting for inventories. These amounts increased cost of goods sold by $103.7 million.
(b)	In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor nine months ended September 30, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs.
(c)	On August 30, 2012, we signed a debt commitment letter which included the Bridge Facility. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility. In connection with the amendment to the Senior Secured Credit Facilities in February 2014 (discussed further at Note 18 to the interim unaudited condensed consolidated and combined financial statements included elsewhere in this quarterly report), we recognized $3.1 million of costs during the nine months ended September 30, 2014. In addition to the credit facility amendment, we also incurred a $3.0 million loss on extinguishment of debt recognized during the three months ended September 30, 2014, which resulted directly from the pro-rata write off of unamortized deferred financing costs and original issue discounts associated with the pay-down of $100.0 million of principal on the New Dollar Term Loan (see Note 18 to the condensed consolidated financial statements for further discussion).
(d)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the Acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.
(e)	For the Successor periods ended September 30, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $6.6 million recorded during the three months ended September 30, 2014. For the Predecessor period January 1, 2013 through January 31, 2013, eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs.
(f)	Represents expenses primarily related to employee termination benefits, including our initiative to improve the overall cost structure within the European region, and other employee-related costs. Termination benefits include the costs associated with out headcount initiatives for establishment of new roles and elimination of old roles and other costs associated with cost saving opportunities that were related to our transition to a standalone entity.

(g)	Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services rendered in conjunction with the transition from DuPont to a standalone entity.
(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs, as well as costs associated with the IPO.
(i)	Represents costs for certain unusual or non-operational (gains) and losses and the non-cash impact of natural gas and currency hedge losses allocated to DPC by DuPont, stock-based compensation, asset impairments, equity investee dividends, indemnity (income) losses associated with the Transaction, gains resulting from amendments to long-term benefit plans and loss (gain) on sale and disposal of property, plant and equipment.
(j)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.
(k)	Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta is required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement was terminated upon consummation of the IPO.

Results of Operations

The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related footnotes included elsewhere in this report. Our historical results of operations set forth below may not necessarily reflect what would have occurred if we had been a separate standalone entity prior to the Acquisition or what will occur in the future.

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

The following table was derived from the Successor’s interim unaudited condensed consolidated statement of operations for the three months ended September 30, 2014 and September 30, 2013.

	Successor
($ in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net sales	$1,108.9	$1,074.6
Other revenue	6.9	8.2

Total revenue	1,115.8	1,082.8
Cost of goods sold	728.1	739.1
Selling, general and administrative expenses	249.4	276.7
Research and development expenses	13.4	12.5
Amortization of acquired intangibles	20.9	21.0

Income from operations	104.0	33.5

Interest expense, net	52.6	62.7
Other (income) expense, net	62.2	(9.3)

Income (loss) before income taxes	(10.8)	(19.9)
Provision (benefit) for income taxes	7.5	(26.3)

Net income (loss)	(18.3)	6.4
Less: Net income attributable to noncontrolling interests	1.6	1.4

Net income (loss) attributable to controlling interests	$(19.9)	$5.0

Net sales

Net sales of $1,108.9 million for the three months ended September 30, 2014 increased $34.3 million, or 3.2%, compared to net sales of $1,074.6 million for the three months ended September 30, 2013. Our net sales growth in the three months ended September 30, 2014 was primarily driven by volume increases of 2.8% as North America and Asia volume increases slightly offset volume declines in the other regions, particularly Latin America where the economic environment remains weak. Net sales growth was also driven by higher average selling prices across most regions, which contributed to net sales growth of 1.9% during the period. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 1.5% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America.

Other revenue

Other revenue remained relatively consistent at $6.9 million for the three months ended September 30, 2014 compared to $8.2 million for the three months ended September 30, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Cost of sales

Cost of sales of $728.1 million for the three months ended September 30, 2014 decreased $11.0 million, or 1.5%, from $739.1 million for the three months ended September 30, 2013. As a percentage of net sales, cost of sales decreased from 68.8% to 65.7%. This decrease in cost of sales for the three months ended September 30, 2014 was driven by lower raw material costs and product mix as well as the realization of benefits associated with our operational improvement initiatives offset by higher volumes. The impacts of currency exchange did not have a material impact on the comparable periods.

Selling, general and administrative expenses

Selling, general and administrative expenses of $249.4 million for the three months ended September 30, 2014 decreased $27.3 million or 9.9%, as compared to $276.7 million for the three months ended September 30, 2013. Selling, general and administrative expenses for the three months ended September 30, 2014 included $32.2 million of nonrecurring costs related to our transition to a standalone company as compared to $68.0 million of nonrecurring costs for the three months ended September 30, 2013 resulting in a decrease of $35.8 million over the comparable periods. In addition, favorable impacts of currency exchange contributed to a 0.6% decrease in selling, general and administrative expenses primarily due to the impact of weakening currencies in certain jurisdictions within Latin America. These decreases were partially offset by increased administrative costs, as we focused on opportunities to expand our market presence.

Research and development expenses

Research and development expenses of $13.4 million for the three months ended September 30, 2014 were consistent compared to $12.5 million for the three months ended September 30, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Amortization of acquired intangibles

Amortization of acquired intangibles of $20.9 million for the three months ended September 30, 2014 was essentially flat compared to $21.0 million for the three months ended September 30, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Interest expense, net

Interest expense, net of $52.6 million for the three months ended September 30, 2014 decreased $10.1 million, or 16.1%, compared to $62.7 million for the three months ended September 30, 2013. The decrease from 2013 primarily related to the reduction in interest rates due to the refinancing in February 2014 of our Senior Credit Facility combined with an additional step-down in interest rates on our term loans during the three months ended September 30, 2014, resulting in a decrease of $6.8 million. In addition, this decrease was also due to an increase in capitalized interest during the three months ended September 30, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.

Other (income) expense, net

Other (income) expense, net of $62.2 million of expense for the three months ended September 30, 2014 decreased $71.5 million, or 768.8%, compared to income of $9.3 million for the three months ended September 30, 2013.

Net foreign exchange losses were $59.6 million during the three months ended September 30, 2014 as compared to exchange gains of $9.7 million for the three months ended September 30, 2013. Net foreign exchange losses for the three months ended September 30, 2014 consisted of translation losses of $122.6 million primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, resulting primarily from the weakening Euro relative to the U.S. Dollar. These losses were partially offset by $56.2 million in gains on our Euro borrowings and $6.8 million in gains related to our Venezuelan operations. The Venezuelan gain was a result of our operations being in a net monetary liability position and the devaluation of the Bolivar during the three months ended September 30, 2014. Exchange gains of $9.7 million for the three months ended September 30, 2013 were attributable to $45.2 million translation gains on intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary partially offset by $32.2 million in losses on our Euro borrowings.

Further contributing to the decrease was a $3.0 million loss on extinguishment of debt recognized during the three months ended September 30, 2014, which resulted directly from the write off of unamortized deferred financing costs and original issue discounts associated with the pay-down of $100.0 million of principal on the New Dollar Term Loan.

Provision (benefit) for income taxes

We recorded an income tax provision of $7.5 million for the three months ended September 30, 2014, which represents a 69.4% negative effective tax rate in relation to the loss before income taxes of $10.8 million. The effective tax rate for the three months ended September 30, 2014 differs from the U.S. federal statutory rate by 104.4%. This difference is primarily due to unfavorable adjustments recorded on pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $13.2 million and the loss of tax benefits on nondeductible expenses and withholding tax expense totaling $11.9 million. These adjustments were offset by the benefit of net foreign exchange gains that were nontaxable of $11.0 million and earnings in jurisdictions where the statutory tax rate was lower than the U.S. federal statutory rate of $4.4 million.

We recorded an income tax benefit of $26.3 million for the three months ended September 30, 2013, which represents a 132.2% effective tax rate in relation to the loss before income taxes of $19.9 million. The effective tax rate for the three months ended September 30, 2013 differs from the U.S. federal statutory rate by 97.2%. This difference is primarily due to favorable adjustments related to earnings in jurisdictions where the statutory tax rate was lower than the U.S. federal statutory rate of $48.8 million. These adjustments are offset by the impact of net foreign exchange losses that were nondeductible of $16.9 million and the loss of tax benefits on nondeductible expenses and withholding tax expense for $20.0 million.

Successor nine months ended September 30, 2014 and Pro Forma nine months ended September 30, 2014 compared to the Successor nine months ended September 30, 2013, Predecessor period January 1, 2013 through January 31, 2014 and the Pro Forma nine months ended September 30, 2013

The following table was derived from the Successor’s condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013 and from the Predecessor’s combined statements of operations for the period from January 1, 2013 through January 31, 2013 included elsewhere in this quarterly report. It should be noted that the results of operations for the Successor nine months ended September 30, 2013 only include the results of DPC from the date of the Acquisition. Prior to the Acquisition, Axalta generated no revenue and only incurred merger and acquisition related costs and debt financing costs in anticipation of the Acquisition. We have also presented pro forma financial results for the nine months ended September 30, 2014 and 2013 as if the Acquisition, the Financing and the Offering had occurred on January 1, 2013. We believe this information, and the related comparisons, provide a more meaningful comparison for the nine-month periods.

	Successor		Predecessor	Pro Forma
	Nine Months Ended September 30,		Period from January 1, 2013 through January 31, 2013	Nine Months Ended September 30,
($ in millions)	2014	2013		2014	2013
Net sales	$3,282.9	$2,858.2	$326.2	$3,282.9	$3,184.4
Other revenue	21.6	21.9	1.1	$21.6	23.0

Total revenue	3,304.5	2,880.1	327.3	3,304.5	3,207.4
Cost of goods sold	2,174.1	2,066.7	232.2	2,174.1	2,202.9
Selling, general and administrative expenses	746.7	673.7	70.8	746.7	746.7
Research and development expenses	36.8	31.0	3.7	36.8	34.7
Amortization of acquired intangibles	63.3	59.0	—	63.3	65.6
Merger and acquisition related expenses	—	28.1	—	—	—

Income from operations	283.6	21.6	20.6	283.6	157.5

Interest expense, net	166.5	153.2	—	163.8	155.5
Bridge financing commitment fees	—	25.0	—	—	—
Other expense, net	65.1	49.7	5.0	59.6	33.2

Income (loss) before income taxes	52.0	(206.3)	15.6	60.2	(31.2)
Provision (benefit) for income taxes	18.2	(34.4)	7.1	19.3	11.4

Net income (loss)	33.8	(171.9)	8.5	40.9	(42.6)
Less: Net income attributable to noncontrolling interests	4.2	3.7	0.6	4.2	4.3

Net income (loss) attributable to controlling interests	$29.6	$(175.6)	$7.9	$36.7	$(46.9)

Net sales

Historical: Net sales were $3,282.9 million for the Successor nine months ended September 30, 2014 compared to net sales of $2,858.2 million for the Successor nine months ended September 30, 2013 and $326.2 million for the Predecessor period January 1, 2013 through January 31, 2013. Our net sales growth in the Successor nine months ended September 30, 2014 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 3.1%. In addition, volumes contributed 0.6% to net sales growth on stronger performance within North America and Asia. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 0.6% reduction in net sales as the benefits of the strengthening Euro were more than offset by the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America.

Pro Forma: Net sales increased $98.5 million, or 3.1%, to $3,282.9 million for the Pro Forma nine months ended September 30, 2014, as compared to net sales of $3,184.4 million for the Pro Forma nine months ended September 30, 2013. Our net sales growth in the Successor nine months ended September 30, 2014 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 3.1%. In addition, volumes contributed 0.6% to net sales growth on stronger performance within North America and Asia. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 0.6% reduction in net sales as the benefits of the strengthening Euro were more than offset by the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America.

Other revenue

Historical: Other revenue was $21.6 million for the Successor nine months ended September 30, 2014 as compared to $21.9 million for the Successor nine months ended September 30, 2013 and $1.1 million for the Predecessor period January 1, 2013 through January 31, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Pro Forma: Other revenue was consistent at $21.6 million for the Pro Forma nine months ended September 30, 2014, as compared to other revenue of $23.0 million for the Pro Forma nine months ended September 30, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Cost of sales

Historical: Cost of sales was $2,174.1 million for the Successor nine months ended September 30, 2014 compared to $2,066.7 million for the Successor nine months ended September 30, 2013 and $232.2 million for the Predecessor period January 1, 2013 through January 31, 2013. Cost of sales was lower during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014 but higher when combined with the Predecessor period January 1, 2013 through January 31, 2013 compared to the nine months ended September 30, 2014, primarily as the result of increased inventory of $103.7 million related to fair value adjustments to inventory in conjunction with the Acquisition. In 2014, the absence of the increased inventory costs associated with the Acquisition were partially offset by $7.9 million of increased depreciation in the nine months ended September 30, 2014 resulting from the fair value adjustments to property, plant and equipment in conjunction with the Acquisition compared to only eight months of increased depreciation in the Successor nine months ended September 30, 2013. The remaining change in cost of sales in 2014 was driven by lower raw material costs offset by higher volumes. The favorable impact of raw material prices across both our Performance Coatings and Transportation Coatings segments contributed to an approximately 0.4% impact on cost of sales as a percentage of net sales. However, unfavorable impacts of currency exchange contributed to a 0.2% increase in cost of sales as a percentage of net sales, primarily due to the strengthening Euro compared to the U.S. dollar.

Pro Forma: Cost of sales decreased $28.8 million, or 1.3%, to $2,174.1 million for the Pro Forma nine months ended September 30, 2014 as compared to $2,202.9 million for the Pro Forma nine months ended September 30, 2013. The Pro Forma nine months ended September 30, 2013 is adjusted to reflect increased depreciation and the exclusion of increased inventory costs, each related to the Acquisition. As a percentage of net sales, cost of sales decreased from 69.2% to 66.2%. This decrease was driven by lower raw material costs, partially resulting from our purchasing initiatives, as well as product mix. The favorable impact of raw material prices across both our Performance Coatings and Transportation Coatings segments contributed to an approximately 0.4% impact on cost of sales as a percentage of net sales. However, unfavorable impacts of currency exchange contributed to a 0.2% increase in cost of sales as a percentage of net sales, primarily due to the strengthening Euro compared to the U.S. dollar.

Selling, general and administrative expenses

Historical: Selling, general and administrative expenses were $746.7 million for the Successor nine months ended September 30, 2014 compared to $673.7 million for the Successor nine months ended September 30, 2013 and $70.8 million for the Predecessor period January 1, 2013 through January 31, 2013. During the Successor nine months ended September 30, 2013, we incurred $114.5 million of transition-related costs, primarily related to our transition to a standalone company, compared to $89.0 million of transition-related expenses for the Successor nine months ended September 30, 2014. This resulted in a $25.5 million decrease over comparable periods. This decrease was more than offset by increased advertising and administrative costs, as we focused on opportunities to expand our market presence. In addition, the unfavorable impacts of currency exchange during the Successor nine months ended September 30, 2014 contributed to a 1.3% increase in selling, general and administrative expenses, primarily due to the strengthening Euro compared to the U.S. dollar.

Pro Forma: Selling, general and administrative expenses remained consistent at $746.7 million for the Pro Forma nine months ended September 30, 2014 and 2013. The Pro Forma nine months ended September 30, 2013 is adjusted to reflect the increased depreciation expense of $2.2 million resulting from the fair value adjustments to non-manufacturing assets in conjunction with the Acquisition. The offsetting changes during the periods resulted from a decrease in transition-related expenses of $89.0 million during the Pro Forma nine months ended September 30, 2014, related to our transition to a standalone company, compared to $114.5 million of transition-related expenses for the Pro Forma nine months ended September 30, 2013. This resulted in a $25.5 million decrease over comparable periods. This decrease was more than offset by increased advertising and administrative costs, as we focused on opportunities to expand our market presence. In addition, the unfavorable impacts of currency exchange during the Successor nine months ended September 30, 2014 contributed to a 1.3% increase in selling, general and administrative expenses, primarily due to the strengthening Euro compared to the U.S. dollar.

Research and development expenses

Historical: Research and development expenses were $36.8 million for the Successor nine months ended September 30, 2014 compared to $31.0 million for the Successor nine months ended September 30, 2013 and $3.7 million for the Predecessor period January 1, 2013 through January 31, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Pro Forma: Research and development expenses increased by $2.1 million or 6.1% to $36.8 million for the Pro Forma nine months ended September 30, 2014 compared to $34.7 million for the Pro Forma nine months ended September 30, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.

Amortization of acquired intangibles

Historical: Amortization of acquired intangibles was $63.3 million for the Successor nine months ended September 30, 2014 compared to $59.0 million for the Successor nine months ended September 30, 2013 and $0.0 for the Predecessor period January 1, 2013 through January 31, 2013. Amortization of acquired intangibles for the Successor nine months ended September 30, 2013 included a loss of $3.2 million associated with abandoned in-process research and development projects, all of which were recorded at fair value as part of the Acquisition. There was $0.1 million of comparable costs recorded during the nine months ended September 30, 2014. Excluding the impact of the $3.2 million loss, the increase during the Successor nine months ended September 30, 2014 included the impact of nine months of amortization expense associated with purchase accounting while the comparable 2013 periods included eight months due to the timing of the Acquisition. The impacts of currency exchange did not have a material impact on the comparable periods.

Pro Forma: Amortization of acquired intangibles for the Pro Forma nine months ended September 30, 2014 was $63.3 million and $65.6 million for the Pro Forma nine months ended September 30, 2013. Amortization of acquired intangibles for the Pro Forma nine months ended September 30, 2013 included a loss of $3.2 million associated with abandoned in-process research and development projects, all of which were recorded at fair value as part of the Acquisition. There was $0.1 million of comparable costs recorded during the nine months ended September 30, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.

Merger and acquisition related expenses

Historical: In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor nine months ended September 30, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs. There were no comparable costs for the Successor nine months ended September 30, 2014.

Pro Forma: The Pro Forma nine months ended September 30, 2013 has been adjusted to remove the impact of these Acquisition related costs. There were no costs for the Pro Forma nine months ended September 30, 2014.

Interest expense, net

Historical: Interest expense, net for the Successor nine months ended September 30, 2013 of $153.2 million represents interest expense incurred during the period associated with our debt financing for the Acquisition and our liquidity requirements as a standalone entity. Interest expense, net for the Successor nine months ended September 30, 2014 of $166.5 million represented nine months of interest costs including the Refinancing. The increase from 2013 primarily relates to the Successor nine months ended September 30, 2014 including nine months of interest expense while the comparable 2013 periods included eight months due to the timing of the Acquisition. In addition, interest expense for the Successor nine months ended September 30, 2013 included gains of $2.9 million on interest rate derivative instruments as compared to an $8.0 million loss for the nine months ended September 30, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.

Pro Forma: Interest expense, net was $163.8 million and $155.5 million for the Pro Forma nine months ended September 30, 2014 and 2013, respectively, reflecting the effects of the Financing as if the transactions had occurred on January 1, 2013. Interest expense for the Successor nine months ended September 30, 2013 included gains of $2.9 million on interest rate derivative instruments as compared to an $8.0 million loss for the nine months ended September 30, 2014. These amounts were offset slightly due to an increase in capitalized interest during the Successor nine months ended September 30, 2014.

Bridge financing commitment fees

Historical: On August 30, 2012, we signed a debt commitment letter, which was subsequently amended and restated, that included a bridge facility comprised of $1,100.0 million of unsecured U.S. bridge loans and the Euro equivalent of $300.0 million of secured Euro bridge loans (the “Bridge Facility”), which was to be utilized to partially fund the Acquisition in the event that permanent financing was not obtained. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated legal and other professional advisory services costs of $4.0 million were expensed upon the termination during the Successor nine months ended September 30, 2013. There were no such costs incurred for the Successor nine months ended September 30, 2014.

Pro Forma: The Pro Forma nine months ended September 30, 2013 has been adjusted to remove the impact of these fees. There were no costs for the Pro Forma nine months ended September 30, 2014.

Other expense, net

Historical: Other expense (income), net was $65.1 million of expense for the Successor nine months ended September 30, 2014 compared to $49.7 million of expense for the Successor nine months ended September 30, 2013 and $5.0 million of expense for the Predecessor period January 1, 2013 through January 31, 2013. Contributing to the decrease was the adverse impact of $19.4 million of expense incurred during the Successor nine months ended September 30, 2013 related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes. In addition, net foreign exchange losses were $45.1 million during the Successor nine months ended September 30, 2014 as compared to exchange losses of $49.9 million and $4.5 million for the nine months ended September 30, 2013 and the predecessor period ended January 31, 2013, respectively. Net foreign exchange losses for the nine months ended September 30, 2014 consisted of $132.1 million in translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary partially offset by $68.0 million in gains on our Euro borrowings and $19.0 million in gains related to our Venezuelan operations. Excluding the impact of the $19.4 million expense at Acquisition date, foreign exchange losses of $30.5 million for the nine months ended September 30, 2013 were attributable to $29.4 million in translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, offset by $4.0 million in translation gains from the remeasurement of the Euro Senior Notes and Euro Term Loan into U.S. Dollars.

Further contributing to the increase in expense for the nine months ended September 30, 2014 were debt modification fees and losses on extinguishment of debt for $3.1 million and $3.0 million, respectively, (see Note 18 to the condensed consolidated financial statements for further discussion).

The 2014 increases in expense were slightly offset by the release of an indemnity receivable that had been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in $12.3 million of expense relating to an uncertain tax position that was reversed during the nine months ended September 30, 2014.

Pro Forma: Other expense (income), net was $59.6 million of income for the Pro Forma nine months ended September 30, 2014 as compared to $33.2 million of expense for the Pro Forma nine months ended September 30, 2013, representing a change of $26.4 million, or 79.5%. The Pro Forma nine months ended September 30, 2014 excludes the impact of $3.1 million in fees associated with Refinancing. The Pro Forma nine months ended September 30, 2013 excludes the impact of $19.4 million of costs incurred related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes. The Pro Forma nine months ended September 30, 2014 and 2013 also exclude the Carlyle management fee of $2.4 million and $2.2 million, respectively. Net foreign exchange losses of $59.6 million were recorded for the Pro Forma nine months ended September 30, 2014, as compared to exchange losses of $49.8 million for the Pro Forma nine months ended September 30, 2013. Net foreign exchange losses for the Pro Forma nine months ended September 30, 2014 included $68.0 million in gains on our Euro borrowings and $19.0 million in gains related to our Venezuelan operations, which were more than offset by $132.1 million in translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary.

During 2014, we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I), which was 10.0 to 1 compared to the historical indexed rate of 6.3 to 1. In September 2014, we further determined the exchange rate of 11.7 to 1 was supported by the auction process, resulting in a further revaluation of the monetary assets and liabilities of the entity. The devaluations resulted in net gains of $19.0 million for the Pro Forma nine months ended September 30, 2014 due to our Venezuelan operations being in a net monetary liability position.

These increases were slightly offset by the release of an indemnity receivable which had been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in a $12.3 million expense relating to an uncertain tax position that was reversed during the Pro Forma nine months ended September 30, 2014.

Provision (benefit) for income taxes

Historical: We recorded a provision for income taxes of $18.2 million for the Successor nine months ended September 30, 2014, which represents a 35.0% effective tax rate in relation to the income before income taxes of $52.0 million. While the effective tax rate for the nine months ended September 30, 2014 did not differ from the U.S. federal statutory rate of 35%, the rate was favorably and unfavorably impacted for various items. We recorded favorable adjustments related to prior year tax positions of $21.1 million, earnings in jurisdictions where the statutory tax rate was lower than the U.S. federal statutory rate of $12.4 million, and net foreign exchange gains that were nontaxable of $14.9 million. These adjustments were mostly offset by pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $12.4 million and the loss of tax benefits on nondeductible expenses and withholding tax expense of $31.0 million.

We recorded a benefit for income taxes of $34.4 million for the Successor nine months ended September 30, 2013, which represents a 16.7% effective tax rate in relation to the loss before income taxes of $206.3 million. The effective tax rate for the Successor nine months ended September 30, 2013 differs from the U.S. federal statutory rate by 18.3%. This difference is primarily due to the loss of tax benefits on nondeductible expenses and withholding tax expense of $27.3 million. These adjustments were mostly offset by the benefit of earnings in jurisdictions where the statutory tax rate was lower than the U.S. federal statutory rate of $18.0 million. We recorded a tax provision of $7.1 million for the Predecessor period from January 1, 2013 through January 31, 2013, which represents a 45.5% effective tax rate in relation to the income before income taxes of $15.6 million.

Pro Forma: We recorded a provision for income taxes of $19.3 million for the Pro Forma nine months ended September 30, 2014, which represents a 32.1% effective tax rate in relation to the pro forma income before income taxes of $60.2 million. The variance in the pro forma effective tax rate from the historical effective tax rate described in the corresponding historical discussion above was primarily due to the application of statutory income tax rates to the cumulative pro forma adjustments.

We recorded a provision for income taxes of $11.4 million for the Pro Forma nine months ended September 30, 2013, which represents a 36.5% negative effective tax rate in relation to pro forma loss before income taxes of $31.2 million. The variance in the pro forma effective tax rate from the historical effective tax rate described in the corresponding historical discussion above was primarily due to the application of statutory income tax rates to the cumulative pro forma adjustments.

Segment Results

Successor three months ended September 30, 2014 compared to the Successor three months ended September 30, 2013

The following table presents net sales by segment and segment Adjusted EBITDA for the following period:

	Successor
	Three Months Ended September 30,
	2014	2013
Net sales
Performance Coatings	$663.5	$643.7
Transportation Coatings	445.4	430.9

Total	$1,108.9	$1,074.6

Segment Adjusted EBITDA
Performance Coatings	$148.5	$147.3
Transportation Coatings	79.5	46.8

Total	$228.0	$194.1

Performance Coatings Segment

Net sales increased $19.8 million or 3.1% to $663.5 million for the Successor three months ended September 30, 2014 compared to net sales of $643.7 million for the Successor three months ended September 30, 2013. The increase in net sales in the Successor three months ended September 30, 2014 was primarily driven by volume growth, which contributed to a net sales increase of 3.3%, as well as higher average selling prices, which contributed to a net sales increase of 1.5%. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 1.7% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America.

Adjusted EBITDA increased $1.2 million or 0.8% to $148.5 million for the Successor three months ended September 30, 2014 compared to Adjusted EBITDA of $147.3 million for the Successor three months ended September 30, 2013. The 0.8% increase in Adjusted EBITDA in the Successor three months ended September 30, 2014 was driven by volume growth and higher average selling prices offset by higher fixed manufacturing and operational costs.

Transportation Coatings Segment

Net sales increased $14.5 million or 3.4% to $445.4 million for the Successor three months ended September 30, 2014 compared to net sales of $430.9 million for the Successor three months ended September 30, 2013. The increase in net sales in the Successor three months ended September 30, 2014 was primarily driven by higher average selling prices, which contributed to net sales growth of 2.5% and increased volumes, which contributed to a net sales increase of 2.1%. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.2% as the benefits of the strengthening Euro were more than offset by impacts of weakening currencies in certain jurisdictions primarily within Latin America.

Adjusted EBITDA increased $32.7 million or 69.9% to $79.5 million for the Successor three months ended September 30, 2014 compared to Adjusted EBITDA of $46.8 million for the Successor three months ended September 30, 2013. The increase in Adjusted EBITDA in the Successor three months ended September 30, 2014 was driven by higher volumes, higher average selling prices and lower fixed manufacturing costs, partially resulting from our operational improvement initiatives.

Successor nine months ended September 30, 2014 compared to the Pro Forma nine months ended September 30, 2013

The following table presents net sales by segment and segment Adjusted EBITDA for the following period:

	Successor		Predecessor	Pro Forma
	Nine Months Ended September 30,		January 1 through January 31,	Nine Months Ended September 30,
	2014	2013	2013	2013
Net Sales
Performance Coatings	$1,944.6	$1,680.1	$186.8	$1,866.9
Transportation Coatings	1,338.3	1,178.1	139.4	1,317.5

Total	$3,282.9	$2,858.2	$326.2	$3,184.4

Segment Adjusted EBITDA
Performance Coatings	$409.7	$360.2	$15.0	$375.3
Transportation Coatings	226.1	141.4	17.7	159.2

Total	$635.8	$501.6	$32.7	$534.5

Performance Coatings Segment

Historical: Net sales were $1,944.6 million for the Successor nine months ended September 30, 2014 compared to net sales of $1,680.1 million for the Successor nine months ended September 30, 2013 and $186.8 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in net sales in the Successor nine months ended September 30, 2014 was primarily driven by volume growth, which contributed to a net sales increase of 2.5%, as well as higher average selling prices, which contributed to a net sales increase of 2.0%. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 0.3% reduction in net sales as the benefits of the strengthening Euro were more than offset by the impact of weakening currencies in certain jurisdictions within Latin America and Asia.

Adjusted EBITDA was $409.7 million for the Successor nine months ended September 30, 2014 compared to Adjusted EBITDA of $360.2 million for the Successor nine months ended September 30, 2013 and $15.0 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in Adjusted EBITDA in the Successor nine months ended September 30, 2014 was driven by higher volumes and higher average selling price as well as lower raw material input costs offset by higher operating costs. In addition, the absence of the Predecessor corporate allocated costs contributed an approximate $3.4 million benefit.

Pro Forma: Net sales increased $77.7 million, or 4.2%, to $1,944.6 million for the nine months ended September 30, 2014, as compared to net sales of $1,866.9 million for the Pro Forma nine months ended September 30, 2013. The increase in net sales in the Successor nine months ended September 30, 2014 was primarily driven by volume growth, which contributed to a net sales increase of 2.5%, as well as higher average selling prices, which contributed to a net sales increase of 2.0%. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 0.3% reduction in net sales as the benefits of the strengthening Euro were more than offset by the impact of weakening currencies in certain jurisdictions within Latin America and Asia.

Adjusted EBITDA increased $34.4 million, or 9.2%, to $409.7 million for the nine months ended September 30, 2014 as compared to $375.3 million for the Pro Forma nine months ended September 30, 2013. As a percentage of net sales, Adjusted EBITDA increased to 21.1% from 20.1%. This increase was driven by lower raw material input costs and margin enhancement initiatives.

Transportation Coatings Segment

Historical: Net sales were $1,338.3 million for the Successor nine months ended September 30, 2014 compared to net sales of $1,178.1 million for the Successor nine months ended September 30, 2013 and $139.4 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in net sales in the Successor nine months ended September 30, 2014 was primarily driven by higher average selling prices, which contributed to net sales growth of 4.7%. This increase was partially offset by declining volumes, which contributed to a net sales decline of 2.1%, and were primarily concentrated in Latin America. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.0% as the benefits of the strengthening Euro were more than offset by impacts of weakening currencies in certain jurisdictions primarily within Latin America.

Adjusted EBITDA was $226.1 million for the Successor nine months ended September 30, 2014 compared to Adjusted EBITDA of $141.4 million for the Successor nine months ended September 30, 2013 and $17.7 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in Adjusted EBITDA in the Successor nine months ended September 30, 2014 was driven by higher volumes and average selling prices as well as lower fixed manufacturing costs, partially resulting from our operational improvement initiatives. In addition, the absence of the Predecessor corporate allocated costs contributed an approximate $2.3 million benefit.

Pro Forma: Net sales increased $20.8 million, or 1.6%, to $1,338.3 million for the nine months ended September 30, 2014, as compared to net sales of $1,317.5 million for the Pro Forma nine months ended September 30, 2013. The increase in net sales for the nine months ended September 30, 2014 as compared to the Pro Forma nine months ended September 30, 2013 was primarily driven by higher average selling prices, which contributed to net sales growth of 4.7%. This increase was partially offset by declining volumes, which contributed to a net sales decline of 2.1%, and were primarily concentrated in Latin America. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.0% as the benefits of the strengthening Euro were more than offset by impacts of weakening currencies in certain jurisdictions primarily within Latin America.

Adjusted EBITDA increased $66.9 million, or 42.0%, to $226.1 million for the nine months ended September 30, 2014 as compared to $159.2 million for the Pro Forma nine months ended September 30, 2013. As a percentage of net sales, Adjusted EBITDA increased to 16.9% from 12.1%. This increase was driven by higher volumes and average selling prices as well as lower fixed manufacturing costs, partially resulting from our operational improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Financial Flexibility

Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, to fund the transition-related costs, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

At September 30, 2014, availability under the Revolving Credit Facility was $384.3 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $15.7 million. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At September 30, 2014, our available borrowing capacity under other lines of credit in certain Non-U.S. jurisdictions totaled $19.7 million. We expect that we will continue to have sufficient liquidity and financial flexibility to meet all our business requirements.

CASH FLOWS

The table below summarizes our primary sources and uses of cash for the Successor nine-month periods ended September 30, 2014 and 2013 and the Predecessor period January 1, 2013 through January 31, 2013.

	Successor		Predecessor
	Nine months ended September 30,		January 1, through January 31, 2013
	2014	2013
Net cash provided by (used for):
Operating activities:
Net income (loss)	$33.8	$(171.9)	$8.5
Depreciation and Amortization	229.1	228.0	9.9
Deferred income taxes	(15.9)	(71.5)	9.1
Amortization of deferred financing costs and OID	15.7	13.3	—
Fair value of acquired inventory sold	—	103.7	—
Foreign exchange losses (gains)	46.7	55.9	4.5
Bridge financing commitment fees	—	25.0	—
Other non-cash items	(10.7)	1.7	(3.9)

Net income adjusted for non-cash items	298.7	184.2	28.1
Changes in operating assets and liabilities	(239.3)	79.7	(65.8)

Operating activities	59.4	263.9	(37.7)
Investing activities	(149.0)	(4,926.1)	(8.3)
Financing activities	(120.5)	5,117.4	43.0
Effect of exchange rate changes on cash	(15.9)	(8.0)	—

Net increase (decrease) in cash and cash equivalents	$(226.0)	$447.2	$(3.0)

Nine Months Ended September 30, 2014 (Successor)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $59.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $298.7 million. This was substantially offset by net increases in working capital of $239.3 million. The most significant drivers in working capital were increases in receivables and inventory of $109.7 million and $50.6 million, respectively, due primarily to increased net sales and inventory builds in anticipation of certain information technology transitions and to support ongoing operational demands compared to December 2013, as well as, reductions of other accrued liabilities of $74.2 million primarily related to annual compensation payments, nonrecurring transition costs and semi-annual interest payments associated with our Senior Notes.

Net Cash Used for Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2014 was $149.0 million. This use was driven primarily by purchases of property, plant and equipment of $155.6 million, purchase of increased ownership in a majority owned joint venture of $6.5 million and an increase of $4.3 million in restricted cash, offset by $17.5 million of proceeds from the sale of a business within the Performance Coatings reportable segment. Purchases of property, plant and equipment includes approximately $73.2 million associated with our transition-related capital projects including our information technology systems and finalization of our transition of our global office relocations.

Net Cash Used for Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2014 was $120.5 million. The change was primarily driven by repayments of term loans of $114.1 million. These payments were comprised of a $100 million prepayment on our Dollar Term Loan made on September 30, 2014, along with $14.1 million of quarterly principal repayments as required in the Credit Agreement. In addition, we repaid short-term borrowings of $30.9 million partially offset by proceeds received from short-term borrowing during the period of $23.7 million. During the nine months ended September 30, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities (See Note 18).

We received $2.5 million through the sale of common stock during the nine month period ended September 30, 2014. We also received $2.9 million related to the exercise of stock options.

Dividends paid to noncontrolling interests totaled $1.6 million for the nine months ended September 30, 2014.

Nine Months Ended September 30, 2013 (Successor)

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the Successor nine months ended September 30, 2013 was $263.9 million. Net loss, before deducting depreciation and amortization and other non-cash items, provided cash of $184.2 million.

Increases in accounts payable and other accrued liabilities favorably impacted cash flow from operations by $62.9 million and $101.0 million, respectively. The increase in accounts payable was due in part to the inclusion of amounts due DuPont for services rendered pursuant to transition service agreements and for purchases of materials. Prior to the Acquisition, transactions between DuPont and DPC were deemed to be settled immediately through the parent company net investment. Subsequent to the Acquisition, amounts due DuPont are presented as a component of trade accounts payable. Timing of disbursements also contributed to the increase in accounts payable. The increase in other accrued liabilities was primarily related to accrued interest on the Senior Notes and Senior Secured Credit Facilities. A decrease in inventories resulted in a generation of cash of $27.1 million. An increase in trade and notes receivable resulted in a use of cash of $57.2 million. All other operating assets and liabilities netted to a $54.1 million use of cash.

Net Cash Used for Investing Activities

During the Successor nine months ended September 30, 2013, we acquired DPC for a preliminary purchase price of $4,925.9 million. The purchase price was subject to change for certain working capital and pension adjustments that were not finalized at the time of the Acquisition. Of the $4,925.9 million, $4,906.7 million was paid in cash on February 1, 2013. The purchase price was settled when certain working capital and pension adjustments were finalized during the three months ended September 30, 2013. The adjustments resulted in a reduction of the purchase price of $18.6 million to $4,907.3 million. The remaining $0.6 million in cash was paid during the three months ended September 30, 2013. Cash acquired in the Acquisition was $79.7 million, which resulted in a net cash outflow of $4,827.6 million to acquire DPC.

During the Successor nine months ended September 30, 2013, we entered into a foreign currency contract to hedge the variability of the US dollar equivalent of the borrowings under the Euro Term Loan and the proceeds from the issuance of Euro Senior Notes. Net cash used to settle the derivative instrument was $19.4 million.

Purchases of property, plant and equipment during the Successor nine months ended September 30, 2013 were $50.4 million.

Net Cash Provided by Financing Activities

As part of the Transactions, Carlyle made the Equity Contribution of $1,350.0 million.

Borrowings during the Successor nine months ended September 30, 2013 included $2,817.3 million of proceeds from borrowings under our Senior Secured Credit Facilities, net of original issue discount of $25.7 million, and the issuance of our Senior Notes in the amount of $1,089.4 million. Borrowings during the Successor nine months ended September 30, 2013 also included short-term borrowings of $38.8 million.

During the Successor nine months ended September 30, 2013, we paid $126.0 million of deferred financing costs associated with entering into the Dollar Senior Notes, Euro Senior Notes and Senior Secured Credit Facilities and $25.0 million of commitment fees related to the Bridge Facility.

During the Successor nine months ended September 30, 2013, dividends paid to noncontrolling interests totaled $4.1 million.

January 1, 2013 through January 31, 2013 (Predecessor)

Net Cash Used for Operating Activities

Net cash used for operating activities for the Predecessor period from January 1, 2013 through January 31, 2013 was $37.7 million. Net income, before deducting depreciation and amortization and other non-cash items, generated cash of $28.1 million.

An increase in inventories resulted in a use of cash of $19.3 million. Decreases in other accrued liabilities and accounts payable resulted in a use of cash of $43.8 million and $29.9 million, respectively. The decrease in other current liabilities was primarily due to reductions in compensation and other employee-related cost liabilities related to payment of annual incentive compensation, a reduction in the liabilities for discounts, rebates and warranties related to payments under annual rebate programs and a reduction in our foreign currency contracts derivatives liability. The reduction in accounts payable was primarily related to timing of vendor payments. Partially offsetting these items was a decrease in trade accounts and notes receivable which provided cash of $25.8 million. All other operating assets and liabilities netted to a $1.4 million generation of cash.

Net Cash Used for Investing Activities

During the Predecessor period from January 1, 2013 through January 31, 2013, net cash used for investing activities was $8.3 million. Purchases of property, plant and equipment and intangible assets were $2.4 million and $6.3 million, respectively, during the Predecessor period January 1, 2013 through January 31, 2013.

Net Cash Provided by Financing Activities

During the Predecessor period from January 1, 2013 through January 31, 2013, net cash provided by financing activities was $43.0 million which mainly represents the net cash used by operating activities and net cash used in investing activities discussed above as a result of DuPont’s centralized cash management system.

Financial Condition

As of September 30, 2014 (Successor) and December 31, 2013 (Successor), we had $233.3 million and $459.3 million of cash and cash equivalents, respectively.

The following table details our borrowings outstanding as of September 30, 2014 (Successor) and December 31, 2013 (Successor) (in millions):

	September 30, 2014	December 31, 2013
Dollar Term Loan	$2,171.3	$2,282.8
Euro Term Loan	503.4	547.7
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	318.7	344.9
Short-term borrowings	7.4	18.2
Unamortized original issue discount	(19.2)	(22.7)

	3,731.6	3,920.9
Less:
Short term borrowings	7.4	18.2
Current portion of long-term borrowings	28.1	28.5

Long-term debt	$3,696.1	$3,874.2

Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, are more fully described in Note 18 “Long-term Borrowings” to the interim unaudited condensed consolidated and combined financial statements included elsewhere in this quarterly report.

Scheduled Maturities

Below is a schedule of required future repayments of all borrowings outstanding as of September 30, 2014 (Successor) (in millions).

Remainder of 2014	$9.1
2015	33.5
2016	28.1
2017	28.1
2018	28.1
Thereafter	3,623.9

$3,750.8

Contractual Obligations

Information related to our contractual obligations can be found in the Company’s Registration Statement. There have been no material changes in the Company’s contractual obligations since December 31, 2013.

RECENT ACCOUNTING GUIDANCE

See Note 2, “Recent Accounting Guidance” for details on recently issued accounting guidance.

OFF BALANCE SHEET ARRANGEMENTS

In connection with the Acquisition, we assumed certain guarantee obligations which directly guarantee various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies. At September 30, 2014 and December 31, 2013, we had directly guaranteed $2.2 million and $1.6 million of such obligations, respectively. These represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at September 30, 2014 and December 31, 2013.

No other off balance sheet arrangements existed as of September 30, 2014.

ACCOUNTING PRINCIPLES

Unless otherwise indicated, financial information in this quarterly report has been prepared on the basis of and in accordance with GAAP.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED AND COMBINED FINANCIAL INFORMATION

The unaudited pro forma condensed consolidated and combined financial information for the nine months ended September 30, 2014 and 2013 presented below were derived from our unaudited financial statements for the nine months ended September 30, 2014 and 2013 and the related notes thereto as well as the unaudited financial statements for the DPC business for the period from January 1, 2013 through January 31, 2013 and the related notes thereto, each of which are included elsewhere in this report.

On February 1, 2013, we consummated the Acquisition and acquired the DPC business from DuPont for $4,907.3 million plus transaction expenses. The purchase price paid was allocated to the acquired assets and liabilities at fair value. The purchase price for the Acquisition was funded by (i) an equity contribution of $1,350.0 million, (ii) proceeds from a $2,300.0 million Dollar Term Loan facility and a €400.0 million Euro Term Loan facility and (iii) proceeds from the issuance of $750.0 million in senior unsecured notes and €250.0 million in senior secured notes.

On February 3, 2014, we refinanced our Dollar Term Loan and Euro Term Loan Facilities. The Acquisition financing and refinancing are collectively referred to herein as the “Financing.”

Our unaudited pro forma condensed consolidated and combined statements of operations are presented for the nine months ended September 30, 2014 and 2013 assuming:

•	the Acquisition was completed on January 1, 2013;

•	the Financing was completed on January 1, 2013; and

•	the Offering was completed on January 1, 2013.

As the Acquisition and the Financing are reflected in the Company’s historical balance sheet at September 30, 2014, pro forma adjustments related to the Acquisition and Financing transactions are only reflected in the pro forma condensed consolidated and combined statements of operations for such period. Historically, the DPC businesses were managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to DPC and reflected as expenses in the standalone Predecessor combined financial statements. DuPont had historically provided various services to the DPC business, including cash management, utilities and facilities management, information technology, finance/accounting, tax, legal, human resources, site services, data processing, security, payroll, employee benefit administration, insurance administration and telecommunications. The cost of these services were allocated to the Predecessor in the combined financial statements using various allocation methods. See Note 6 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report for information regarding the historical allocations for the period from January 1, 2013 through January 31, 2013.

The unaudited pro forma information set forth below is based upon available information and assumptions that we believe are reasonable. The unaudited pro forma information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the above transactions occurred on the dates indicated. The unaudited pro forma information also should not be considered representative of our future financial condition or results of operations.

You should read the information contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related notes thereto included elsewhere in this report.

Unaudited Pro Forma Condensed Consolidated Statement Of Operations

For the Nine Months Ended September 30, 2014

(In millions, except per share data)

	Successor
	Nine Months Ended September 30, 2014	Adjustments for Financing		Adjustments for Offering		Pro forma
Net sales	$3,282.9	$—		$—		$3,282.9
Other revenue	21.6	—		—		21.6

Total revenue	3,304.5	—		—		3,304.5
Cost of goods sold	2,174.1	—		—		2,174.1
Selling, general and administrative expenses	746.7	—		—		746.7
Research and development expenses	36.8	—		—		36.8
Amortization of acquired intangibles	63.3	—		—		63.3

Income from operations	283.6	—		—		283.6
Interest expense, net	166.5	(2.7	) (e)	—		163.8
Other expense (income), net	65.1	(3.1	) (g)	(2.4	) (h)	59.6

Income before income taxes	52.0	5.8		2.4		60.2
Provision for income taxes	18.2	0.4	(i)	0.7	(i)	19.3

Net income	33.8	5.4		1.7		40.9
Less: Net income attributable to noncontrolling interests	4.2	—		—		4.2

Net income attributable to controlling interests	$29.6	$5.4		$1.7		$36.7

Per share data:
Basic net income per share	$0.13					$0.16
Diluted net income per share	$0.13					$0.16

Basic weighted average shares outstanding	229.2					229.2
Diluted weighted average shares outstanding	229.3					229.3

Unaudited Pro Forma Condensed Combined and Consolidated Statement Of Operations

For the Nine Months Ended September 30, 2013

(In millions, except per share data)

	Predecessor	Successor
	January 1 through January 31, 2013	Nine Months Ended September 30, 2013	Adjustments for Acquisition		Adjustments for Financing		Adjustments for Offering		Pro forma
Net sales	$326.2	$2,858.2	$—		$—		$—		$3,184.4
Other revenue	1.1	21.9	—		—		—		23.0

Total revenue	327.3	2,880.1	—		—		—		3,207.4
Cost of goods sold	232.2	2,066.7	(96.0	) (a)	—		—		2,202.9
Selling, general and administrative expenses	70.8	673.7	2.2	(a)	—		—		746.7
Research and development expenses	3.7	31.0	—		—		—		34.7
Amortization of acquired intangibles	—	59.0	6.6	(b)	—		—		65.6
Merger and acquisition related expenses	—	28.1	(28.1	) (c)	—		—		—

Income (loss) from operations	20.6	21.6	115.3		—		—		157.5
Interest expense, net	—	153.2	—		2.3	(e)	—		155.5
Bridge financing commitment fees	—	25.0	—		(25.0	) (f)	—		—
Other expense, net	5.0	49.7	(19.4	) (d)	—		(2.1	) (h)	33.2

Income (loss) before income taxes	15.6	(206.3)	134.7		22.7		2.1		(31.2)
Provision (benefit) for income taxes	7.1	(34.4)	36.3	(i)	1.8	(i)	0.6	(i)	11.4

Net income (loss)	8.5	(171.9)	98.4		20.9		1.5		(42.6)
Less: Net income attributable to noncontrolling interests	0.6	3.7	—		—		—		4.3

Net income (loss) attributable to controlling interests	$7.9	$(175.6)	$98.4		$20.9		$1.5		$(46.9)

Per share data:
Basic net income (loss) per share		$(0.75)							$(0.21)
Diluted net income (loss) per share		$(0.75)							$(0.21)

Basic weighted average shares outstanding		228.1							228.1
Diluted weighted average shares outstanding		228.1							228.1

The Acquisition

(a)	Represents the net pro forma adjustment to cost of sales resulting from the application of acquisition accounting (in millions):

As of September 30, 2013
Total increase in depreciation(1)	$7.9
Impact to cost of sales for conforming Predecessor periods to weighted average cost flow assumption(2)	(0.2)
Impact to cost of sales for inventory step-up related to the Acquisition(3)	(103.7)

Decrease applicable to cost of goods sold	$(96.0)

(1)	Represents incremental depreciation applicable to purchase price allocation to tangible assets. The allocation of incremental depreciation expense is based on Axalta’s historical classification.

Assumed allocation of purchase price to fair value of property, plant and equipment (in millions):

			Estimated annual depreciation and amortization
	Acquisition Date Fair Value	Estimated useful life	Nine months ended September 30, 2013
Description:
Property, plant and equipment	$1,705.9	Various	$156.2
Less: Aggregated historical depreciation			(146.1)

			$10.1

Reflected in:
Cost of goods sold			$7.9
Selling, general and administrative expenses			2.2

			$10.1

(2)	Represents the effect of reversing the impact of the LIFO cost flow assumption on the Predecessor periods to conform with Successor’s weighted average cost flow assumption
(3)	Represents the effect of the increase in inventory stepped-up to fair value as a result of the application of acquisition accounting.

(b)	Represents incremental amortization applicable to purchase price allocation to intangible assets. The allocation of incremental amortization expense is based on Axalta’s historical classification.

Assumed allocation of purchase price to fair value of amortizable intangibles (in millions):

	DuPont Performance Coatings Acquisition	Weighted average estimated useful life (years)	Estimated annual depreciation and amortization
			Nine months ended September 30, 2013
Description:
Technology	$403.0	10	$30.2
Trademarks	41.7	14.8	2.1
Customer relationships	764.3	19.4	29.8
Non-compete	1.5	4	0.3
Less: Aggregated historical amortization(1)			(55.8)

			$6.6

(1)	Exclusive of the $3.2 million associated with abandoned acquired in process research and development projects.

(c)	Represents the net adjustment to remove one-time non-recurring expenses related to the Acquisition (in millions):

Nine months ended September 30, 2013
Decrease in acquisition-related transaction expenses	$(28.1)

(d)	Represents the adjustment to remove the non-recurring loss on foreign currency contract directly related to the Acquisition (in millions):

Nine months ended September 30, 2013
Acquisition related loss on foreign currency contract to hedge Euro denominated financing	$(19.4)

Decrease in other expense, net	$(19.4)

The Financing

(e)	Represents the pro forma adjustments to interest expense applicable to the Financing, as follows (in millions):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Borrowings under Term Loans(1)	$85.1	$85.9
Borrowings under Senior Notes(2)	55.7	55.7
Revolver unused availability fee(3)	1.5	1.5
Amortization of deferred financing fees and original issue discount(4)	15.6	15.1

Total pro forma interest expense	157.9	158.2

Less: Aggregated historical interest expense	(160.6)	(155.9)

	$(2.7)	$2.3

(1)	As a result of the February 2014 refinancing, reflects pro forma interest expense based on $2.3 billion of borrowings under Dollar Term Loans at an assumed minimal base rate of 1.00% plus an applicable margin of 3.00% and €400 million (approximately $531.1 million) of borrowings under Euro Term Loans at an assumed minimal base rate of 1.00% plus an applicable margin of 3.25%. A 0.125% increase or decrease in the interest rate on the Term Loan facility would increase or decrease our annual interest expense by $3.5 million.
(2)	Reflects pro forma interest expense based on $750 million Dollar Senior Notes at 7.375% and €250 million Euro Senior Notes (approximately $331.9 million) at 5.75%.
(3)	Based on unused availability of $400.0 million under the Revolving Credit Facility with an unused facility charge of 0.5% per annum.
(4)	Reflects the non-cash amortization of deferred financing fees and original issue discount related to the Financing over the term of the related facility.

(f)	Represents pro forma adjustment to remove bridge loan commitment fees

Nine months ended September 30, 2013
Adjustment to remove bridge loan commitment fees	$(25.0)

(g)	Represents pro forma adjustment to remove debt modification fees and charges

Nine months ended September 30, 2014
Adjustment to remove debt modification fees and charges	$(3.1)

The Offering

(h)	Represents the adjustment to remove Carlyle management fees, which terminated on the consummation of the Offering (in millions):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Adjustment to remove historical Carlyle management fees	$2.4	$2.1

The Transactions

(i)	Represents pro forma adjustments to the tax provision as a result of the Acquisition, the Financing and the Offering (in millions)

Nine months ended September 30, 2014	Pro forma Adjustment	Weighted average statutory income tax rate		Nine months ended September 30, 2014
The Financing Transactions
Pro forma adjustment (e), interest expense	$(2.7)	7.4	% (2)	$0.2
Pro forma adjustment (g), debt modification fees	$(3.1)	7.4	% (2)	0.2

				$0.4

The Offering
Pro forma adjustment (h), management fee	$(2.4)	27.8	% (2)	$0.7

Nine months ended September 30, 2013	Pro forma adjustment	Weighted average statutory income tax rate		Nine months ended September 30, 2013
The Acquisition
Pro forma adjustment (a), depreciation	$10.1	33.0	% (4)	$(3.3)
Pro forma adjustment (a), LIFO to weighted average	$(0.2)	33.2	% (4)	0.1
Pro forma adjustment (a), inventory step-up	$(103.7)	33.2	% (4)	34.5
Pro forma adjustment (b), amortization of intangibles	$6.6	23.4	% (1)	(1.5)
Pro forma adjustment (c), acquisition related expenses	$(28.1)	23.1	% (1)	6.5
Pro forma adjustment (d), foreign currency contract	$(19.4)	—	% (5)	—

Pro forma adjustment to income tax provision				$36.3

The Financing
Pro forma adjustment (e), interest expense	$2.3	56.5	% (2)	$(1.3)
Pro forma adjustment (f), bridge loan commitment fees	$(25.0)	12.4	% (2)	3.1

Pro forma adjustment to income tax provision				$1.8

The Offering
Pro forma adjustment (h), management fee	$(2.1)	27.8	% (3)	$0.6

Pro forma adjustment to income tax provision				$0.6

(1)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Luxembourg(a)	—%
Germany	32.5%

(a)	Represents our effective tax rate due to prior and expected continued net operating losses.

(2)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Netherlands(a)	—%

(a)	Represents our effective tax rate due to prior and expected continued net operating losses

(3)	Reflects our United States statutory tax rate of 38.5% net of impact of permanent differences.

(4)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Brazil	34.0%
Germany	32.5%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Registration Statement on Form S-1 (Registration No. 333-198271), which was declared effective by the SEC on November 10, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining internal controls designed to provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be subject to various legal claims and proceedings incidental to the normal conduct of business and other matters that may arise in the ordinary course of our business. See Note 7 in the Notes to the Interim Condensed Consolidated (Successor) and Combined (Predecessor) Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes during the third quarter 2014 to the Company’s risk factors as previously reported on the Company’s Registration Statement filed on form S-1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of unregistered securities

The information presented in this Item 2 gives effect to the 1.69-for-1 stock split, which was effectuated on October 28, 2014. Since August 24, 2012, we have granted to our officers and employees options to purchase an aggregate of 17,143,043 of our common shares with per share exercise prices equal to $5.92, $7.21, $8.88 and $11.84 under our equity incentive plan, which we refer to as the existing equity incentive plan. Since August 24, 2012, certain of our officers and employees have exercised options granted under the 2013 Plan to purchase a total of 363,248 of our common shares for an aggregate purchase price of approximately $2.9 million. Since August 24, 2012, certain of our officers and directors have purchased an aggregate of 1,604,382 of our common shares at an aggregate purchase price of approximately $10 million.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased stock as described above represented their intention to acquire the stock for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

(b) Use of proceeds from registered securities:

On November 10, 2014, our Registration Statement on Form S-1 as amended (File No. 333-198271), relating to our initial public offering of 50,000,000 ordinary shares was declared effective by the SEC. On November 14, 2014, we closed the sale of 57,500,000, which included 7,500,000 related to the underwriters over-allotment option, of our ordinary shares at a price of $19.50 per share. We will receive no proceeds from the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibits Index

3.1	-	Amended and Restated Bye-laws of Axalta Coating Systems Ltd.

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	-	INS — XBRL Instance Document

101	-	SCH — XBRL Taxonomy Extension Schema Document

101	-	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101	-	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101	-	LAB — XBRL Taxonomy Extension Label Linkbase Document

101	-	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Axalta Coatings Systems Ltd.

By:	/s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
November 14, 2014

By:	/s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 14, 2014

By:	/s/ Sean M. Lannon
Sean M. Lannon
Vice President and Global Controller
(Principal Accounting Officer)
November 14, 2014

Exhibit Index

3.1	-	Amended and Restated Bye-laws of Axalta Coating Systems Ltd.

31.1	-	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	-	INS — XBRL Instance Document

101	-	SCH — XBRL Taxonomy Extension Schema Document

101	-	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101	-	DEF — XBRL Taxonomy Extension Definition Linkbase Document

101	-	LAB — XBRL Taxonomy Extension Label Linkbase Document

101	-	PRE — XBRL Taxonomy Extension Presentation Linkbase Document