Form 10-K
period 2014-12-31
Axalta Coating Systems Ltd.
filed 2015-03-13
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-36733

AXALTA COATING SYSTEMS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	2851	98-1073028
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
Two Commerce Square
2001 Market Street
Suite 3600
Philadelphia, Pennsylvania 19103
(855) 547-1461
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $1.00 par value	New York Stock Exchange
(title of class)	(Exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Non-accelerated filer ☒ Accelerated filer ☐ Small reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. The registrant's common shares, $1.00 par value per share, began trading on the New York Stock Exchange on November 12, 2014. As of that date, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1.2 billion (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 27, 2015, there were 229,784,358 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2015 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2014.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), a Bermuda exempted company formed at the direction of an affiliate of The Carlyle Group L.P. ("Carlyle"), was incorporated on August 24, 2012 for the purpose of consummating the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"). Axalta, through its wholly-owned indirect subsidiaries, acquired DPC on February 1, 2013.
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We generate approximately 90% of our revenue in markets where we hold the #1 or #2 global market position, including the #1 position in our core automotive refinish end-market with approximately a 25% global market share. We have a nearly 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance and appearance of our customers' products, while improving their productivity and profitability.
Our diverse global footprint of 35 manufacturing facilities, 7 technology centers, 45 customer training centers and approximately 12,600 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally.
Our business is organized into two segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below:

Net sales for our four end-markets and four regions are highlighted below:
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Performance Coatings End-Markets
Refinish
Sales in the refinish end-market are driven by the number of vehicle collisions and owners’ propensity to repair their vehicles. Although refinish coatings typically represent only a small portion of the overall vehicle repair cost, they are critical to the vehicle owner’s satisfaction given their impact on appearance. As a result, body shop operators are most focused on coatings brands with a strong track record of performance and reliability. Body shops look for suppliers and brands with productivity enhancements, regulatory compliance, consistent quality, the presence of ongoing technical support and exact color match technologies. Color matching is a critical component of coatings supplier selection, since inexact matching adversely impacts vehicle appearance and can significantly impact the speed and volume of repairs at a given shop.
We develop, market and supply a complete portfolio of innovative coatings systems and color matching technologies to facilitate faster automotive collision repairs relative to competing technologies. Our color matching technology provides Axalta-specific formulations that enable body shops to accurately match thousands of vehicle colors, regardless of vehicle brand, color, age or supplier of the original paint during production. It would be time consuming and costly for a new entrant to create such an extensive color inventory.

Industrial
The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. Within the industrial end-market, we focus on the following:

•
General Industrial: coatings for a wide and diverse array of applications, including HVAC, shelving, appliances and electrical storage components, as well as specialized coatings used for coating the interior of metal drums and packaging.

•	Electrical Insulation: coatings to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers.

•	Architectural: exterior powder coatings typically used in the construction of commercial structures, residential windows and doors, as well as liquid interior and exterior house paint.

•	Transportation: coatings for automotive components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.

•	Oil & Gas: powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance and productivity. These global trends are bolstered by regional and industry specific trends. Customers select industrial coatings based on protection, durability and appearance.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive repair industry to refinish damaged vehicles. Our refinish products and systems include a range of coatings layers required to match the vehicle’s color and appearance, producing an indistinguishable repair.
We provide a system that allows body shops to match 180,000 active color variations in the global market. Our color science is manifested in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up the majority of our products in a body shop. We have a large color library and a number of well-known, long-standing brands, including Cromax, Standox and Spies Hecker.
Our color matching and retrieval systems allow customers to quickly match any color, preventing body shop technicians from having to repeat the color matching process multiple times, saving time and materials. The color matching process begins with a technician scanning a damaged vehicle with one of our advanced color matching tools, such as our AcquireRx hand-held spectrophotometer. AcquireRx will determine the unique flake and color characteristics for the specific vehicle. These characteristics may vary significantly, even for vehicles of the same make, model and original color, based on a variety of factors, including a vehicle’s age, plant at which it was assembled, weather conditions and operating history. AcquireRx electronically connects with our ColorNet database, which indicates to the technician the precise mix of tints and colors needed to recreate that specific color instance. In addition to AcquireRx, we offer our customers several other color matching tools, including our VINdicator database, which identifies vehicle color based on its vehicle identification number, and traditional color matching wheels.
We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, rebar and oil & gas pipelines. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as basecoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, lower cost alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our industrial brands include Voltatex, AquaEC, Chemophan, Lutophen, Stollaquid and Syntopal for liquid coatings and Alesta, Nap-Gard and Abcite for powder.

Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. The majority of our products are supplied by our network of over 4,000 independent local distributors. In select regions, such as in parts of Europe, we also sell directly to customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding, with an average relationship length of over 30 years.
Our large sales force manages relationships directly with our customers to drive demand for our products, which in turn are purchased through our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have established 45 customer training centers, which helps to deepen our customer relationships.
Our sales force also helps to drive shop productivity improvements and to install or upgrade body shop color matching and mixing equipment to improve shop profitability. Once a coating and color system is installed, a body shop almost exclusively uses its specific supplier’s products. The proprietary nature of a coatings supplier’s color systems, the substantial inventory needed to support a body shop and the body shop’s familiarity with an established brand lead to high levels of customer retention. Historically, our customer retention rate has been around 95%.
To effectively reach our customers in the industrial end-market we generally ship directly and leverage a dedicated sales force and technical service team that operates on a regional basis. We are one of only three truly global powder coatings producers that can satisfy the needs and specifications of a customer in multiple regions of the world, while maximizing productivity from the broad scale and scope of our operations.
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. No single customer represented more than 5% of our Performance Coatings net sales and our top ten customers accounted for less than 15% of our Performance Coatings net sales during the year ended December 31, 2014.
We serve a broad, fragmented customer base of approximately 80,000 body shops, including:

•	Independent Body Shops: Single location body shops that utilize premium, mainstream, or economy brands based on the local market.

•
Multi-Shop Operators ("MSOs"): Body shops with more than one location focused on providing premium paint jobs with industry leading efficiency. MSOs use premium/mainstream coatings and state-of-the-art painting technology to increase shop productivity, allowing them to repair more vehicles faster.

•
Original Equipment Manufacturer ("OEM") Dealership Body Shops: High-productivity body shops, located in OEM car dealerships, that operate like MSOs and provide premium services to customers using premium/mainstream coatings.

Performance Coatings Competition
Our primary competitors in the refinish end-market include PPG, BASF and Akzo Nobel, but we also compete against regional players in local markets. Similarly, in industrial coatings, we compete against multi-national suppliers, such as Akzo Nobel, PPG, Valspar and BASF, and regional players in local markets. We are one of the few performance coatings companies that can provide the customer service, technology, color design capability and product performance necessary to deliver exceptional value to our customers.

Transportation Coatings
Through our Transportation Coatings segment, we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.
Transportation Coatings End-Markets
Light Vehicle
Demand for light vehicle products is driven by the production of light vehicles in a particular region. Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that can enhance process efficiency to reduce overall manufacturing costs and provide on-site technical support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and are able to deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, differentiated technology platform and customer focus, including on-site support, position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with an ever-increasing number of substrates, increasingly complex colors and environmentally responsible coatings while continuing to simplify and reduce steps in the coatings application process.
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications including non-automotive transportation (e.g., heavy-duty truck ("HDT"), bus and rail) and agricultural construction equipment ("ACE"), as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards.
Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements. Particularly for HDT applications, truck owners demand a greater variety of custom colors and advanced product technologies to enable custom designs. Our strong market position and growth are driven by our ability to provide customers with our market-leading brand, Imron, as well as leveraging our global product lines, regional knowledge and service. Additionally, to capture further growth we are launching a new suite of products to meet our customers’ evolving needs.
Transportation Coatings Products and Brands
We develop and supply a complete coatings product line for light vehicle OEMs for the original coating of new vehicles. Products are designed to enhance the styling and appearance of a vehicle’s exterior while providing protection from the elements, extending the life of the vehicle. Widely recognized in the industry for our advanced and patented technologies, our products not only increase productivity and profitability for OEMs but also produce attractive and durable finishes. Our light vehicle coatings portfolio is one of the broadest in the industry.

The coatings operation is a critical component of the vehicle assembly process, requiring a high degree of precision and speed. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., "high bake"). Our key products consist of the four main coatings layers: electrocoat, primer, basecoat, and clearcoat.
The coatings process accounts for a majority of the total energy consumed during the vehicle manufacturing process. As a result, we have developed consolidated systems that help our OEM customers lower costs by reducing energy consumption while increasing productivity.
OEMs are also increasingly looking to reduce the weight of vehicles in response to increasing vehicle emissions and fuel consumption regulations. As a result, OEMs are constructing vehicle platforms using a variety of new materials in addition to steel and plastic, including aluminum, carbon fiber and other substrates, each of which requires specialized coatings formulations to create a uniform color and finish. We continue to innovate with our OEM customers in driving this trend, as evidenced by use of our coatings on their flagship vehicle platforms.
We also develop and supply a wide array of coatings systems for a broad range of commercial applications including HDT, bus, rail and ACE. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 70,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high volume colors from us. Our commercial vehicle brands include Imron, Imron ExcelPro, Imron Elite, Centari, Rival, Corlar epoxy undercoats, and AquaEC.
Transportation Coatings Sales, Marketing and Distribution
We have full-time technical representatives stationed at OEM facilities around the world. These on-site representatives provide customer support, monitor the painting process and track paint demand at each assembly plant. Monitoring OEM line performance in real-time allows our technical support teams to help improve paint department operating efficiency and provide performance feedback to our formulating chemists and paint manufacturing teams. Our customer technical support representatives also help OEMs manage their physical inventory by forecasting facility coatings demand based on the customer’s build schedule.
We sell and ship products directly to light vehicle OEM customers in each of our four regions coordinated via a global point of contact for each customer, and assist OEMs with on-site customer support. Located in 13 countries, our manufacturing facilities provide a local presence that enables us to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. Our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.
In the commercial vehicle end-market, we employ a dedicated sales and technical service team to support our diverse customer base, including a direct sales force supporting the HDT market. We ship our coatings directly to commercial vehicle OEMs and provide on-site technical service representatives that play an important role by helping optimize the painting process and by providing responsive customer support.
Transportation Coatings Customers
We provide our products to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets.
Transportation Coatings Competition
We primarily compete against large multi-national suppliers such as PPG and BASF in the light and commercial vehicle end-markets. Additionally, we compete against certain regional players in Asia Pacific. With our state-of-the-art coatings solutions and local presence in key OEM markets, we are one of the few competitors in the industry that offers global manufacturers the combination of high-quality products, personalized, top-rate technical service and short lead-times for product delivery.
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into five broad categories: resins, pigments, solvents, monomers and additives. For the year ended December 31, 2014, our total raw material spend was approximately $1.4 billion, representing approximately 48% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 39% of our 2014 spending on raw materials.

Approximately 80% of the raw materials we procure are derived from crude oil and natural gas. While prices for these raw materials fluctuate with energy prices, such fluctuations are mitigated by the fact that the majority of our raw materials are fourth to sixth generation derivatives of crude oil and natural gas. As a result, changes in the prices of our raw materials typically lag behind fluctuations in crude oil prices. Moreover, the dynamics of supply and demand play as important a role in our cost of raw materials as does the price of crude oil. Finally, non-petrochemical based inputs such as minerals that are used to manufacture coating pigments are not significantly affected by volatility in crude oil prices.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in limited circumstances, contractual raw material recovery mechanisms. Furthermore, since 2001, despite significant increases and unprecedented volatility in oil prices, our and our legacy company’s variable cost of sales have remained stable between 38% and 42% of net sales.
RESEARCH AND DEVELOPMENT
Our focus on technology has allowed us to proactively provide customers with next-generation offerings that enhance productivity and satisfy increasingly strict environmental regulations. Since our entry into the coatings industry nearly 150 years ago, we believe we have consistently been at the forefront of coatings technology innovation. These innovations have played a fundamental role in our ability to maintain and grow our global market share as well as deliver substantial financial returns.
We believe that we are a technology leader well positioned to benefit from a continued industry shift to more productive, environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, Research & Development as well as Technical Support & Development. In total, as of December 31, 2014, we have more than 1,300 employees dedicated to technology development. For the years ended December 31, 2014 and 2013, our research and development expenses were $49.5 million and $40.5 million, respectively. We operate 7 technology centers throughout the world where we develop and align our technology investments with regional business needs.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2014, we had a portfolio of 1,200 issued patents and more than 250 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2014, 571 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a substantial number of trademarks and trademark registrations in the United States and in other countries, as described below.
We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaECTM, Centari®, ChallengerTM, ChemophanTM, Colornet®, Corlar®, Cromax®, Cromax MosaicTM, DuxoneTM, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Reflecsun™, RivalTM, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, Vermeera™, and Voltatex®, which are protected under applicable intellectual property laws and are our property and the property of our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
We are party to 10 joint ventures, five of which are focused on the industrial end-market. We are the majority shareholder, exercise control, and fully consolidate all but three of our joint ventures. Our fully consolidated joint venture-related net sales were $218.4 million and $221.9 million for the years ended December 31, 2014 and 2013, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2014, we had approximately 12,600 employees located throughout the world consisting of sales, technical, manufacturing operations, supply chain and customer service personnel. This figure does not include joint venture employees and contractors.

As of December 31, 2014, approximately 64% of our employees globally were covered by organized labor agreements, including works councils, with fewer than 50 employees in the United States covered by organized labor agreements. We consider our employee relations to be excellent.
HEALTH, SAFETY AND ENVIRONMENTAL
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants to air and water and the management and disposal of hazardous substances. We have an excellent safety record. Our enhanced focus on health, safety and environmental improvements has resulted in a 54% reduction in our Total Recordable Safety Incident rate from year-end 2003 to year-end 2014, which is seven times better than the 2012 U.S. coatings industry average (0.35 versus a U.S. industry average of 2.44). Furthermore, all of our manufacturing facilities are ISO14001 certified.
We believe that all of our manufacturing and distribution facilities are operated in compliance in all material respects, with existing environmental requirements, including the operating permits required thereunder at our facilities. From time to time, we may be subject to notices of violation from environmental regulatory agencies or other claims regarding our compliance with environmental requirements. For example, in April 2014, the U.S. Environmental Protection Agency (the "EPA") issued a notice of violation regarding certain hazardous waste management requirements relating to our Front Royal, Virginia facility, and has proposed a penalty of $0.6 million in connection with such notice. We have responded to the EPA, disputed the basis upon which the EPA has alleged a violation and continue to discuss the resolution of this matter with the EPA. In addition, the EPA has informed us that it may issue a notice of violation in connection with the alleged failure by our Front Royal facility prior to the Acquisition to report certain chemical emissions data in 2009, 2010 and 2011 required to be reported to the EPA under federal law. We believe that we are currently in compliance with such reporting requirements and will work with the EPA to resolve any alleged past violations. We do not expect that either of these compliance issues will have a material impact on us.
In addition, many of our manufacturing sites have a long history of industrial operations, and cleanup is or may be required at a number of these locations. Although we are indemnified by DuPont for certain environmental liabilities and we do not expect outstanding cleanup obligations to have a material impact on our financial position, the ultimate cost of cleanup is subject to a number of variables and difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or cleanup obligations that are imposed at these or other properties in the future.
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axaltacs.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). We also post all financial press releases, including earnings releases, to our website. All other reports filed or furnished to the SEC on the SEC’s website, www.sec.gov, including reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC’s websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K.

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high performance coatings systems, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer significantly. While the factors listed here are considered to be the more significant factors, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our businesses and our results of operations.
Risks Related to our Business
Risks Related to Execution of our Strategic and Operating Plans
Our business performance is impacted by economic conditions and, particularly, by conditions in the light and commercial vehicle end-markets. Adverse developments in the global economy, in regional economies or in the light and commercial vehicle end-markets could adversely affect our business, financial condition and results of operations.
The growth of our business and demand for our products is affected by changes in the health of the overall global economy, regional economies and, in particular, of the light and commercial vehicle end-markets. Our business is adversely affected by decreases in the general level of global economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Economic developments affect businesses such as ours in a number of ways. A tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions and/or significant volatility in the capital, credit and commodities markets.
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control could reduce demand from these end-markets for our products, materially adversely affecting our business, financial condition and results of operations. Weak economic conditions could depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limit the growth of the car parc. These factors could, in turn, cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the general propensity of car owners to pay for cosmetic repairs decreases. Also, during difficult economic times, car owners may refrain from seeking repairs for their damaged vehicles. Similarly, periods of reduced global economic activity could hinder global industrial output, which could decrease demand for our industrial and commercial coating products.
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Disruptions in the United States, Europe or in other economies, or weakening of emerging markets, such as Brazil, could adversely affect our sales, profitability and/or liquidity.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are undertaking certain operational improvement initiatives with respect to realigning our manufacturing facilities in Europe and are growing our sales force in emerging markets and end-markets where we are underrepresented. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.

Increased competition may adversely affect our business, financial condition and results of operations.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacturing, distribution and sale of our coatings and related products. Some of our competitors are larger than us and have greater financial resources than we do. Other competitors are smaller and may be able to offer more specialized products. We believe that technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service, local presence and price are the key competitive factors for our business. Competition in any of these areas may reduce our net sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
Weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition and results of operations.
From time to time, weather conditions have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing market demand for our refinish coatings. Conversely, harsh weather conditions can force our customers to reduce or suspend operations, thereby reducing the amount of products they purchase from us. Any such reductions in customer purchases could have a material adverse effect on our business, financial condition and results of operations.
Improved safety features on vehicles and insurance company influence may reduce the demand for some of our products and could have a negative effect on our business, financial condition and results of operations.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce vehicle collisions in the future, potentially negatively impacting demand for our refinish coatings. In addition, insurance companies may influence vehicle owners to use body shops that do not use our products, which could also potentially negatively impact demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition and results of operations.
The loss of any of our largest customers or the consolidation of MSOs, distributors and/or body shops could adversely affect our business, financial condition and results of operations.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 7.7% of our 2014 net sales and our largest distributor accounted for approximately 2.8% of our 2014 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or distributors, as a result of consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely on our distributor network and third-party delivery services for the distribution and export of certain of our products. A significant disruption in these services or significant increases in prices for those services may disrupt our ability to export material or increase our costs.
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption such that our products cannot be delivered in a timely fashion or such that we incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In addition, if our distributors or third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition and results of operations could be adversely affected.
We take on credit risk exposure from our customers in the ordinary course of our business.
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us for products over time. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we may incur a financial loss. In addition, in the ordinary course of our business, we guarantee certain of our customers’ obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition and results of operations.

Price increases or interruptions in the supply of raw materials could have a significant impact on our ability to grow or sustain earnings.
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. We use a significant amount of raw materials derived from crude oil and natural gas. As a result, volatile oil and gas prices can cause significant variations in our raw materials costs, affecting our operating results. Depending on our contractual arrangements and economic conditions, we may be unable to pass increased raw materials costs to our customers. If we are not able to fully offset the effects of higher raw materials costs, our financial results could deteriorate. In addition to the risks associated with raw materials price increases, supplier capacity constraints, supplier production disruptions or the unavailability of certain raw materials could result in supply imbalances that may have a material adverse effect on our business, financial condition and results of operations.
Failure to develop and market new products and manage product life cycles could impact our competitive position and have a material adverse effect on our business, financial condition and results of operations.
Our operating results are largely dependent on our development and management of our portfolio of current, new and developing products and services as well as our ability to bring those products and services to market. We plan to grow our business by focusing on developing and marketing our solutions to meet increasing demand for productivity. Our ability to execute this strategy and our other growth plans successfully could be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, effectively manage our manufacturing process or costs, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy and costly development process, technological challenges and intense competition, we cannot assure you that any of the products we are currently developing, or that we may develop in the future, will achieve substantial commercial success. For example, in addition to developing technologically advanced products, commercial success of those products will depend on customer acceptance and implementation of those products. A failure to develop commercially successful products or to develop additional uses for existing products could materially adversely affect our business, financial results or results of operations. Further, sales of our new products could replace sales of some of our current products, offsetting the benefit of even a successful product introduction.
Our business, financial condition and results of operations could be adversely impacted by business disruptions, security threats and security breaches.
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could harm our operations as well as the operations of our customers, distributors or suppliers. We face security threats and risks of security breaches to our facilities, data and information technology infrastructure. Although it is impossible to predict the occurrence or consequences of business disruptions, security threats or security breaches, they could harm our reputation, subject us to material liabilities, result in reduced demand for our products, make it difficult or impossible for us to deliver products to our customers or distributors or to receive raw materials from suppliers, and create delays and inefficiencies in our supply chain. Further, while we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber-attacks, theft and other security breaches.
Our efforts to minimize business disruptions and security breaches may fail. Such business disruptions and security breaches could significantly increase our cost of doing business, damage our reputation, and/or have a material adverse effect on our business, financial condition and results of operations.
Our ability to conduct our business might be negatively impacted if we experience difficulties with outsourcing and similar third-party relationships.
We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies, such strategies prove to be ineffective or fail to provide expected cost savings, or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our business, financial condition and results of operations. By utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 73% of our 2014 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
Our day-to-day operations outside the United States are subject to cultural and language barriers and the need to adopt different business practices in different geographic areas. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. In particular, our operations in Brazil, China, India and Venezuela where we maintain local currency cash balances are subject to import authorization or pricing controls. Our results of operations and/or financial condition could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment.
Currency risk may adversely affect our financial condition and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian real, the Chinese yuan and the Venezuelan bolívar. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.

Terrorist acts, conflicts, wars and natural disasters may materially adversely affect our business, financial condition and results of operations.
As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist attacks and natural disasters, the national and international responses to terrorist attacks and natural disasters or perceived threats to national security and other actual or potential conflicts or wars may create economic and political uncertainties. In addition, as a multinational company with headquarters and significant operations located in the United States, actions against or by the United States could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions. A catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, geopolitical risk, terrorist activity, natural disaster or otherwise, whether short- or long-term, and any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our business, financial condition and results of operations.
Risks Related to Legal and Regulatory Compliance and Litigation
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act") as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA or the Bribery Act. We are subject to the jurisdiction of various governments and regulatory agencies outside of the United States, which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures and rolled-out training since becoming an independent company, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.
Our international operations require us to comply with anti-terrorism laws and regulations and applicable trade embargoes.
We are subject to trade and economic sanctions laws and other restrictions on international trade. The U.S. and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties. In the United States, the economic and trade sanctions programs are principally administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations. Although we have implemented trade-related policies and procedures and rolled-out training since becoming an independent company, we cannot assure you that such policies will effectively prevent violations in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.

We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, or increase the cost of obtaining, products from foreign sources. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We are subject to complex and evolving data privacy laws.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. We could be liable for loss or misuse of our customers’ personal information and/or our employee’s personally-identifiable information if we fail to prevent or mitigate such misuse or breach. Although we have developed systems and processes that are designed to protect customer and employee information and prevent misuse of such information and other security breaches, failure to prevent or mitigate such misuse or breaches may affect our reputation and operating results negatively and may require significant management time and attention.
As a result of our current and past operations and/or products, including operations and/or products related to our businesses prior to the Acquisition, we could incur significant environmental liabilities and costs.
We are subject to various laws and regulations around the world governing the protection of environment and health and safety, including the discharge of pollutants to air and water and the management and disposal of hazardous substances. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our or our predecessors’ past operations. We could incur fines, penalties and other sanctions as a result of violations of such laws and regulations. In addition, as a result of our operations and/or products, including our past operations and/or products related to our businesses prior to the Acquisition, we could incur substantial costs, including costs relating to remediation and restoration activities and third-party claims for property damage or personal injury. The ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. Our accruals for costs and liabilities at sites where contamination is being investigated or remediated may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and, at multi-party sites, other Potentially Responsible Parties ("PRPs") and the number and financial viability of other PRPs. Additional contamination may also be identified, and/or additional cleanup obligations may be incurred, at these or other sites in the future. For example, periodic monitoring or investigation activities are ongoing at a number of our sites where contaminants have been detected or are suspected, and we may incur additional costs if more active or extensive remediation is required. In addition, in connection with the Acquisition, DuPont has, subject to certain exceptions and exclusions, agreed to indemnify us for certain liabilities relating to environmental remediation obligations and certain claims relating to the exposure to hazardous substances and products manufactured prior to our separation from DuPont. We could incur material additional costs if DuPont fails to meet its obligations, if the indemnification proves insufficient or if we otherwise are unable to recover costs associated with such liabilities. The costs of our current operations complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future as environmental regulations become more stringent. These laws and regulations also change frequently, and we may incur additional costs complying with stricter environmental requirements that are promulgated in the future. Concerns over global climate change as well as more frequent and severe weather events have also promoted a number of legal and regulatory measures as well as social initiatives intended to reduce greenhouse gas and other carbon emissions. We cannot predict the impact that changing climate conditions or more frequent and severe weather events, if any, will have on our business, results of operations or financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.
As a producer of coatings, we transport certain materials that are inherently hazardous due to their toxic nature.
In our business, we handle and transport hazardous materials. If mishandled or released into the environment, these materials could cause substantial property damage or personal injuries resulting in significant legal claims against us. In addition, evolving regulations concerning the handling and transportation of certain materials could result in increased future capital or operating costs.

Our results of operations could be adversely affected by litigation.
We face risks arising from various litigation matters that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and claims for third party property damage or personal injury. For instance, we have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition and results of operations. In particular, product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and demand for our products.
Risks Related to Human Resources
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed and competition for senior management in our industry is intense. Our ability to meet our performance goals depends upon the personal efforts and abilities of the principal members of our senior management who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We cannot assure you that we will retain or successfully recruit senior executives, or that their services will remain available to us.
We rely on qualified managers and skilled employees, such as scientists, with technical and manufacturing industry experience in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain sufficient numbers of qualified individuals or our costs to do so increase significantly, our operations could be materially adversely affected.
If we are required to make unexpected payments to any pension plans applicable to our employees, our financial condition may be adversely affected.
We have defined benefit pension plans in which many of our current and former employees outside the United States participate or have participated. Many of these plans are underfunded or unfunded and the liabilities in relation to these plans will need to be satisfied as they mature from our operating reserves. In jurisdictions where the defined benefit pension plans are intended to be funded with assets in a trust or other funding vehicle, the liabilities exceed the corresponding assets in many of the plans. Various factors, such as changes in actuarial estimates and assumptions (including as to life expectancy, discount rates and rate of return on assets) as well as actual return on assets, can increase the expenses and liabilities of the defined benefit pension plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and as a result we may be required to increase the cash payments we make in relation to these defined benefit pension plans.
Our financial condition and results of operations may be adversely affected to the extent that we are required to make any additional payments to any relevant defined benefit pension plans in excess of the amounts assumed in our current projections and assumptions or report higher pension plan expenses under relevant accounting rules.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2014, approximately 0.5% of our U.S. workforce was unionized and approximately 64% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.

Risks Related to Intellectual Property
Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.
Intellectual property rights both in the United States and in foreign countries, including patents, trade secrets, confidential information, trademarks and trade names are important to our business and will be critical to our ability to grow and succeed in the future. We make strategic decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
We have applied for patent protection relating to certain existing and proposed products, processes and services in certain jurisdictions. While we generally consider applying for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately assess all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that our pending patent applications will not be challenged by third parties or that such applications will eventually be issued by the applicable patent offices as patents. We also cannot assure that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our U.S. patents. It is possible that only a limited number of the pending patent applications will result in issued patents, which may have a materially adverse effect on our business and results of operations.
The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Furthermore, our existing patents are subject to challenges from third parties that may result in invalidations and will all eventually expire, after which we will not be able to prevent our competitors from using our previously patented technologies, which could materially adversely affect our competitive advantage stemming from those products and technologies. We also cannot assure that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require certain employees, consultants, advisors and collaborators to enter into confidentiality agreements as we deem appropriate. We cannot assure that we will be able to enter into these confidentiality agreements or that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.
If we are sued for infringing intellectual property rights of third parties, it may be costly and time consuming, and an unfavorable outcome in any litigation could harm our business.
We cannot assure that our activities will not, unintentionally or otherwise, infringe on the patents, trademarks or other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against intellectual property rights claims brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our cash flow, business, financial condition and results of operations. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.

Risks Related to Other Aspects of our Business
We may engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations and, as a result, we may not realize the anticipated benefits of these acquisitions and divestitures.
We may seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits we anticipate when we first enter into a transaction in the amount or time frame anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition and results of operations.
Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations.
As part of our business, we have entered into certain joint venture arrangements, and may enter into additional joint venture arrangements in the future. The nature of a joint venture requires us to share control over significant decisions with unaffiliated third parties. Since we may not exercise control over our current or future joint ventures, we may not be able to require our joint ventures to take actions that we believe are necessary to implement our business strategy. Additionally, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from our business strategy, our results of operations could be materially adversely affected.
The insurance we maintain may not fully cover all potential exposures.
Our product liability, property, business interruption and casualty insurance coverages may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of any losses, lost sales or increased costs experienced during business interruptions. For some risks, we elect not to obtain insurance. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.
We may need to recognize impairment charges related to goodwill, identifiable intangible assets and fixed assets.
Under the acquisition method of accounting, the net assets acquired were recorded at fair value as of the date of the Acquisition, with any excess purchase price allocated to goodwill. The Acquisition resulted in significant balances of goodwill and identifiable intangible assets. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year, unless conditions exist that would require a more frequent evaluation. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment.
There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.

We recently completed the transition of our IT systems. If we experience any issues related to the recent transition, it may have a material adverse effect on our results of operations.
We recently completed the transition of IT systems from DuPont to our own platform, including the establishment of a global IT support team. There are inherent risks associated with transitioning and changing these types of systems, and while we completed the transition in October 2014, if there are any issues surrounding this recent transition, it could result in a potential disruption of our business and substantial unplanned costs, which could have a material adverse effect on our business, financial condition or results of operations.
Our Predecessor financial information may not be comparable to the Successor financial information.
Our Predecessor financial information may not reflect what our results of operations and cash flows would have been had we been a separate, standalone entity during those periods and may not be indicative of what our results of operations and cash flows will be in the future. As a result, you have limited information on which to evaluate our business. This is primarily because:

•
Our Predecessor combined financial information has been derived from the financial statements and accounting records of DuPont and reflects assumptions made by DuPont. Those assumptions and allocations may be different from the comparable expenses we would have incurred as a standalone company;

•
Certain general corporate expenses were historically allocated to the Predecessor period by DuPont that, while reasonable, may not be indicative of the actual expenses that would have been incurred had we been operating as a standalone company, nor are they indicative of the costs that will be incurred in the future as a standalone company;

•
Our working capital requirements historically were satisfied as part of DuPont’s corporate-wide cash management policies. Since becoming a standalone company, we no longer rely on DuPont for working capital. In connection with the Acquisition, we incurred a large amount of indebtedness and will therefore assume significant debt service costs. As a result, our cost of debt and capitalization is significantly different from that reflected in the Predecessor financial information; and

•
Following the Acquisition, we have experienced increases in our costs, including the cost to establish an appropriate accounting and reporting system, debt service obligations, providing healthcare and other costs of being a standalone company.

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated and combined financial statements included elsewhere in this Annual Report.
DuPont’s potential breach of its obligations in connection with the Acquisition, including failure to comply with its indemnification obligations, may materially affect our business and operating results.
Although the Acquisition closed on February 1, 2013, DuPont still has performance obligations to us, such as transferring pension assets, and fulfilling indemnification requirements. We could incur material additional costs if DuPont fails to meet its obligations or if we otherwise are unable to recover costs associated with such liabilities.
If we are treated as a financial institution under FATCA, withholding tax may be imposed on payments on our common shares.
Sections 1471 through 1474 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), and applicable Treasury Regulations commonly referred to as "FATCA" generally impose 30% withholding on certain "withholdable payments" and, in the future, may impose such withholding on "foreign passthru payments" made by a "foreign financial institution" (each as defined in the Code) that has entered into an agreement with the U.S. Internal Revenue Service to perform certain diligence and reporting obligations with respect to the foreign financial institution’s U.S.-owned accounts. The applicable Treasury Regulations treat an entity as a "financial institution" if it is a holding company formed in connection with or availed of by a private equity fund or other similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. The United States has entered into an intergovernmental agreement (an "IGA") with Bermuda, which modifies the FATCA withholding regime described above, although the U.S. Internal Revenue Service and Bermuda tax authorities have not yet provided final guidance regarding compliance with the Bermuda IGA. It is not clear whether we would be treated as a financial institution subject to the diligence, reporting and withholding obligations under FATCA or the Bermuda IGA. Furthermore, it is not yet clear how the Bermuda IGA will address foreign passthru payments. Prospective investors should consult their tax advisors regarding the potential impact of FATCA, the Bermudan IGA and any non-U.S. legislation implementing FATCA, on their investment in our common shares.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders of our common shares.
Based on the composition of our income, assets and operations, we do not expect to be treated as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects and we cannot assure that the U.S. Internal Revenue Service will not take a contrary position. Furthermore, this is a factual determination that must be made annually after the close of each taxable year. If we are a PFIC for any taxable year during which a U.S. person holds our common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person.
Risks Related to our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy and our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2014, we had approximately $3.7 billion of indebtedness on a consolidated basis, including $750.0 million of our Dollar Senior Notes (as defined herein), $305.3 million of our Euro Senior Notes (as defined herein), $2,165.5 million of the Dollar Term Loan Facility (as defined herein) and $481.0 million of the Euro Term Loan Facility (as defined herein). In addition, we had no outstanding borrowings under our Revolving Credit Facility (as defined herein) and approximately $384.5 million in borrowing capacity available under our Revolving Credit Facility, after giving effect to $15.5 million of outstanding letters of credit. As of December 31, 2014, we were in compliance with all of the covenants under our outstanding debt instruments.
Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;

•	expose us to the risk of increased interest rates as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;

•	hinder our ability to adjust rapidly to changing market conditions;

•	limit our ability to secure adequate bank financing in the future with reasonable terms and conditions or at all; and

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.
We are more leveraged than some of our competitors, which could adversely affect our business plans. A relatively greater portion of our cash flow is used to service debt and other financial obligations. This reduces the funds we have available for working capital, capital expenditures, acquisitions and other purposes and, given current credit constriction, may make it more difficult for us to make borrowings in the future. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.
In addition, the indentures governing the Senior Notes (as defined herein) and the agreements governing our Senior Secured Credit Facilities (as defined herein) contain affirmative and negative covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.
To service all of our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our operations are conducted through our subsidiaries and our ability to make cash payments on our indebtedness will depend on the earnings and the distribution of funds from our subsidiaries. None of our subsidiaries, however, is obligated to make funds available to us for payment on our indebtedness. Further, the terms of the instruments governing our indebtedness significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Our ability to make cash payments on and refinance our debt obligations, to fund planned capital expenditures and to meet other cash requirements will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness restrict our ability to sell assets and our use of the proceeds from such sales, and we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the credit agreement governing our Senior Secured Credit Facilities to avoid being in default. If we breach our covenants under our Senior Secured Credit Facilities or we are in default thereunder and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit agreement governing our Senior Secured Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Despite our current level of indebtedness and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness. Although the indentures governing the Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness. As of December 31, 2014, we had $384.5 million of additional borrowing capacity under our Revolving Credit Facility, after giving effect to $15.5 million of outstanding letters of credit.
In addition, if new debt is added to our and/or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness."
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable or unwilling to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow from them for any reason, our business could be negatively impacted. During periods of volatile credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable or unwilling to fund borrowings under their revolving credit commitments or we are unable to borrow from them, it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.
Our ability to obtain additional capital on commercially reasonable terms may be limited.
Although we believe our cash and cash equivalents, together with cash we expect to generate from operations and unused capacity available under our Revolving Credit Facility, provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively.

If we are unable to obtain capital on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•	restrict our ability to introduce new products or exploit business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.
Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our financial position, results of operations and cash flows.
Difficult global economic conditions, including concerns about sovereign debt and significant volatility in the capital, credit and commodities markets, could have a material adverse effect on our financial position, results of operations and cash flows. These global economic factors, combined with low levels of business and consumer confidence and high levels of unemployment, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•
as a result of the volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•
under difficult market conditions there can be no assurance that borrowings under our Revolving Credit Facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•
in order to respond to market conditions, we may need to seek waivers from various provisions in the credit agreement governing our Senior Secured Credit Facilities, and in such case, there can be no assurance that we can obtain such waivers at a reasonable cost, if at all;

•
market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly; and

•	market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.
In general, downturns in economic conditions can cause fluctuations in demand for our and our customers’ products, product prices, volumes and margins. Future economic conditions may not be favorable to our industry and future growth in demand for our products, if any, may not be sufficient to alleviate any existing or future conditions of excess industry capacity. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could have a material adverse effect on our financial condition and results of operations and could also result in impairments of certain of our assets. We do not know if market conditions or the state of the overall economy will continue to improve in the near future. We cannot provide assurance that a continuation of current economic conditions or a further economic downturn in one or more of the geographic regions in which we sell our products would not have a material adverse effect on our business, financial condition and results of operations.
Our debt obligations may limit our flexibility in managing our business.
The indentures governing our Senior Notes and the credit agreement governing our Senior Secured Credit Facilities require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios in certain situations and maintaining insurance coverage. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition." These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the indentures governing our Senior Notes, the credit agreement governing our Senior Secured Credit Facilities or other debt instruments, our financial condition and liquidity would be adversely affected.

Risks Related to Ownership of our Common Shares
Axalta Coating Systems Ltd. is a holding company with no operations of its own. Because our operations are conducted almost entirely through our subsidiaries and joint ventures, we are largely dependent on our receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund all of our operations and expenses, including to make future dividend payments, if any.
Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common shares for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common shares, the credit agreement governing our Senior Secured Credit Facilities and the indentures governing the Senior Notes significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to us.
The price of our common shares may fluctuate significantly, and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;

•	the failure of research analysts to cover our common shares;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•
the impact on our profitability temporarily caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

•	material litigations or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common shares by us, Carlyle or members of our management team;

•	termination or expiration of lock-up agreements with our management team and principal shareholders;

•	the granting of restricted common shares, stock options and other equity awards;

•	volume of trading in our common shares; and

•	the realization of any risks described under this "Risk Factors" section.
In addition, over the past several years, the stock markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common shares could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company’s stock have led to securities class action litigations. If such a suit were to arise, it could have a substantial cost and divert our resources regardless of the outcome.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2015. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to successfully implement our business plan and comply with the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements, among other requirements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our independent registered public accounting firm were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on the market price for our common shares, and could adversely affect our ability to access the capital markets.
We have incurred and will continue to incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.
As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur. Although we are currently unable to estimate these costs with any degree of certainty, they may be material in amount. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC and the NYSE, impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.
Furthermore, if we are not able to comply with these requirements in a timely manner, the market price of our common shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources and could harm our business and the market price of our common shares.
We are controlled by Carlyle, whose interests in our business may be different than yours.
As of December 31, 2014, Carlyle owned 74.12% of our common shares and is able to control our affairs in all cases. Pursuant to a principal stockholders agreement, a majority of our Board of Directors has been designated by Carlyle. As a result, Carlyle or its respective designees to our Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all or all of our assets and other extraordinary transactions and influence amendments to our memorandum of association and bye-laws. So long as Carlyle continues to own a majority of our common shares, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. Additionally, pursuant to our principal stockholders agreement, Carlyle will continue to have the ability to designate a majority of our directors until it owns less than 25% of the outstanding common shares. In any of these matters, the interests of Carlyle may differ from or conflict with your interests. Moreover, this concentration of share ownership may also adversely affect the trading price for our common shares to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder. In addition, Carlyle is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are our significant existing or potential suppliers or customers. Carlyle may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.

We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our common shares for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth and potentially reduce our indebtedness. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing the Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent public offerings. We may also issue additional common shares or convertible debt securities to finance future acquisitions. We have 1,000,000,000 common shares authorized and as of February 27, 2015, 229,784,358 common shares outstanding. 171,452,380 of our common shares, or 74.61% of our total outstanding common shares are restricted from immediate resale under the lock-up agreements between our executive officers, directors and certain of our current shareholders and the underwriters that participated in our initial public offering ("IPO"). However, these shares will become available for sale following the expiration of the lock-up agreements, which, without the prior consent of the representatives of the underwriters, is May 11, 2015, subject to compliance with the applicable requirements under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").
We cannot predict the size of future issuances or sales of our common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares. Sales of substantial amounts of our common shares (including sales pursuant to Carlyle’s registration rights, sales by members of management and shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares. See Part III, Item 13, "Certain Relationships and Related Transactions and Director Independence."
We are a "controlled company" within the meaning of the rules of the NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
For so long as Carlyle collectively owns a majority in voting power of our outstanding common shares, we will continue to be a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of such company’s board of directors consist of independent directors;

•
the requirement that such company have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that such company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of such company’s nominating and corporate governance committee and compensation committee.
We currently utilize, and intend to continue to utilize, these exemptions for so long as we continue to qualify as a "controlled company." While exempt, we will not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Upon the sale of a sufficient number of shares by Carlyle, we will no longer be a controlled company, and we may have difficulties complying with NYSE rules relating to the composition of our board of directors listed above.

We intend to comply with these NYSE rules if we cease to be a controlled company. However, there can be no assurance that we will be able to attract and retain the number of independent directors needed to comply with NYSE rules during the phase-in period for compliance.
We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction, and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
Bermuda law differs from the laws in effect in the United States and may afford less protection to our shareholders.
We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act 1981 (the "Companies Act"), which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.
We have anti-takeover provisions in our bye-laws that may discourage a change of control.
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:

•	a classified Board of Directors with staggered three-year terms;

•	directors only to be removed for cause once the number of common shares owned by Carlyle ceases to be more than 50%;

•	restrictions on the time period in which directors may be nominated; and

•	our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common shares if the provisions are viewed as discouraging takeover attempts in the future. These provisions could also discourage proxy contests, make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our extensive geographic footprint is comprised of 35 manufacturing facilities (including 9 manufacturing sites operated by our joint ventures), 7 major technology centers and 45 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2014.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
United States of America	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	Houston, TX	Performance
	Hilliard, OH	Performance
	Mt. Clemens, MI	Performance; Transportation
	Toledo, OH	Performance; Transportation

Latin America
Brazil	Guarulhos	Performance; Transportation
Mexico	Monterrey	Performance
	Ocoyoacac	Performance; Transportation
	Tlalnepantla	Performance; Transportation
Venezuela	Valencia	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
	Landshut	Performance
Sweden	Vastervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
United Kingdom	Darlington	Performance

Asia Pacific
Australia	Riverstone	Performance; Transportation
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance

Joint Venture Owned Manufacturing Facilities
China	Chengdu	Performance
	Dongguan	Performance
	Huangshan	Performance
	Qingpu	Performance
	Shangdong	Performance
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance

Type of Facility/Country	Location	Segment

Joint Venture Partner-Owned Manufacturing Facilities
China	Wuhan	Performance
Japan	Amagasaki	Transportation
	Chiba	Transportation
South Africa	Durban	Transportation
	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
Belgium	Mechelen	Performance; Transportation
China	Shanghai	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
Mexico	Mexico City	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Wilmington, DE	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	10
	Latin America	7
	EMEA	15
	Asia Pacific	13
ITEM 3. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Legal and Regulatory Compliance and Litigation—Our results of operations could be adversely affected by litigation" and Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—DuPont’s potential breach of its obligations in connection with the Acquisition, including failure to comply with its indemnification obligations, may materially affect our business and operating results."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price and Dividends
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "AXTA". Our common shares first began trading on the NYSE on November 12, 2014. The high and low sales prices for our common shares from November 12, 2014 through December 31, 2014 were $27.50 and $19.50, respectively.
As of February 27, 2015, there were approximately 30 holders of record of our common shares. Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future. Instead, we intend to reinvest earnings in our business. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants in the agreements governing our Senior Notes and Senior Secured Credit Facilities, which may limit our ability to pay dividends.
Recent Sales of Unregistered Securities
From August 24, 2012 through December 31, 2014, we have granted to our officers and employees options to purchase an aggregate of 17,821,350 of our common shares with per share exercise prices equal to $5.92, $7.21, $8.88 and $11.84 under our equity incentive plans.
From August 24, 2012 through December 31, 2014, certain of our officers and employees have exercised options granted under our equity incentive plans to purchase a total of 363,248 of our common shares for an aggregate purchase price of approximately $3 million. From August 24, 2012 through December 31, 2014, certain of our officers and directors have purchased an aggregate of 1,604,382 of our common shares at an aggregate purchase price of approximately $10 million.
Quarterly Stock Market Price

Quarter Ended	High	Low
Fourth Quarter (November 12, 2014 - December 31, 2014)	$27.50	$19.50

Stock Performance
The line graph illustrated below compares the cumulative total shareholder value return of our common shares since the initial public offering with the cumulative total returns of an overall stock market index, the Standard & Poor's (Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 500 Chemicals Index ("S&P 500 Chemicals"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on November 12, 2014.

$130
$125
$120
$115
$110
$105
$100
$95
$90
November 12, 2014
November 30, 2014
December 31, 2014
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated and combined financial data and other information of Axalta. As a result of the Acquisition, we applied acquisition accounting whereby the purchase price paid was allocated to the acquired assets and liabilities at fair value. The financial reporting periods presented are as follows:

•	The years ended December 31, 2012, 2011 and 2010 and the period from January 1, 2013 through January 31, 2013 ("Predecessor" periods) reflect the combined results of operations of the DPC business.

•
The years ended December 31, 2014 and 2013 ("Successor" periods) reflect the consolidated results of operations of Axalta, which include the effects of acquisition accounting commencing on the acquisition date of February 1, 2013 and the effects of the refinancing of our Senior Secured Credit Facilities that was consummated on February 3, 2014.

The historical results of operations and cash flow data for the years ended December 31, 2014 and 2013 and the historical balance sheet data as of December 31, 2014 and 2013 presented below were derived from our Successor audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. As of and for the Successor period of August 24, 2012 (inception date) through December 31, 2012, the Successor had no operations or activity prior to the Acquisition, other than merger and acquisition costs of $29.0 million, which consisted primarily of investment banking, legal and other professional advisory services costs. The historical combined financial data for the years ended December 31, 2012, 2011 and 2010 as well as the period January 1, 2013 through January 31, 2013 have been derived from the Predecessor audited combined financial statements and the related notes thereto for the DPC business.

Our historical financial data and that of the DPC business are not necessarily indicative of our future performance, nor does such data reflect what our financial position and results of operations would have been had we operated as an independent company during the periods shown.

	Successor		Predecessor
	Year Ended December 31,		Period from January 1 through January 31,	Year Ended December 31,
(In millions, except per share data)	2014	2013	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$4,361.7	$3,951.1	$326.2	$4,219.4	$4,281.5	$3,802.0
Other revenue	29.8	35.7	1.1	37.4	34.3	27.8
Total revenue	4,391.5	3,986.8	327.3	4,256.8	4,315.8	3,829.8
Cost of goods sold (1)	2,897.2	2,772.8	232.2	2,932.6	3,074.5	2,676.0
Selling, general and administrative expenses (2)	991.5	1,040.6	70.8	873.4	869.1	827.6
Research and development expenses	49.5	40.5	3.7	41.5	49.6	52.4
Amortization of acquired intangibles	83.8	79.9	—	—	—	—
Merger and acquisition related expenses	—	28.1	—	—	—	—
Operating income	369.5	24.9	20.6	409.3	322.6	273.8
Interest expense, net	217.7	215.1	—	—	0.2	1.1
Bridge financing commitment fees	—	25.0	—	—	—	—
Other expense, net	115.0	48.5	5.0	16.3	20.2	0.6
Income (loss) before taxes	36.8	(263.7)	15.6	393.0	302.2	272.1
Provision (benefit) for income taxes	2.1	(44.8)	7.1	145.2	120.7	99.1
Net income (loss)	34.7	(218.9)	8.5	247.8	181.5	173.0
Less: Net income attributable to noncontrolling interests	7.3	6.0	0.6	4.5	2.1	4.9
Net income (loss) attributable to controlling interests	$27.4	$(224.9)	$7.9	$243.3	$179.4	$168.1
Per share data:
Net Income (loss) per share:
Basic	$0.12	$(0.97)
Diluted	$0.12	$(0.97)
Basic weighted average shares outstanding	229.3	228.3
Diluted weighted average shares outstanding	230.3	228.3

Other Financial Data:
Cash flows from:
Operating activities	$251.4	$376.8	$(37.7)	$388.8	$236.2	$203.2
Investing activities	(178.5)	(5,011.2)	(8.3)	(88.2)	(116.6)	(77.3)
Financing activities	(123.2)	5,098.1	43.0	(290.6)	(125.1)	(125.0)
Depreciation and amortization	308.7	300.7	9.9	110.7	108.7	111.2
Capital expenditures	(188.4)	(107.3)	(2.4)	(73.2)	(82.7)	(80.2)

	Successor		Predecessor
	Year Ended December 31,		Year Ended December 31,
(In millions)	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$382.1	$459.3	$28.7	$18.8	$21.9
Working capital (3)	926.2	952.2	605.2	640.0	604.4
Total assets	6,252.8	6,737.1	2,878.6	2,833.6	2,823.8
Debt, net of discount	3,696.4	3,920.9	0.2	0.9	0.8
Total liabilities	5,140.8	5,525.3	1,181.6	1,028.5	1,059.1
Total shareholders’ equity/combined equity	1,112.0	1,211.8	1,697.0	1,805.1	1,764.7

(1)
In the Successor year ended December 31, 2013, cost of goods sold included the impact of $103.7 million attributable to the increase in inventory value resulting from the fair value adjustment associated with our acquisition accounting for inventories.

(2)
Selling, general and administrative expense included transition-related expenses of $127.1 million and $231.5 million for the Successor years ended December 31, 2014 and 2013, respectively. Additionally, during the Predecessor period ended December 31, 2012, $0.7 million in employee separation and asset related costs were recorded.

(3)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors, including, without limitation, those set forth under Part I, Item 1A, "Risk Factors," and other matters included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the information presented under Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
Many statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to control our common shares;

•	other factors disclosed in this Annual Report on Form 10-K; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
BASIS OF PRESENTATION
Axalta's consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 and the period from August 24, 2012 through December 31, 2012, included elsewhere in this Annual Report on Form 10-K, represent those of the Successor. The consolidated financial statements of Axalta were prepared using the acquisition method of accounting. Under the acquisition method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair market values as of the date of the acquisition, with any purchase price in excess of the net assets acquired recorded as goodwill. Because Axalta was formed on August 24, 2012 for the purpose of consummating the Acquisition, it has no financial statements as of or for periods ended prior to that date. Prior to the Acquisition, Axalta generated no revenue and only incurred merger and acquisition related costs and debt financing costs in anticipation of the Acquisition.
The combined financial statements of DPC for the period from January 1, 2013 through January 31, 2013 and for the year ended December 31, 2012, included elsewhere in this Annual Report on Form 10-K, represent those of the Predecessor. As a result of the application of acquisition accounting as of the date of the Acquisition, the financial statements for the Successor periods and the Predecessor periods are presented on a different basis and, therefore, may not be comparable.
During the Predecessor periods, DPC operated either as a reportable segment or part of a reportable segment within DuPont, consequently, standalone financial statements were not historically prepared for DPC. The accompanying combined financial statements of DPC have been prepared from DuPont’s historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from DuPont. In this context, prior to pre-acquisition structuring that occurred in 2012, no direct ownership relationship existed among all of the various legal entities comprising DPC. Accordingly, DuPont and its subsidiaries’ net investment in these operations is shown in lieu of shareholders' equity in the Predecessor combined financial statements. The Predecessor combined financial statements include the historical operations and assets and liabilities of the legal entities that are considered to comprise the DPC business. For more information on the financial statements for our Successor period and Predecessor period, see Note 2 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
In addition to the historical analysis of results of operations, we have prepared unaudited supplemental pro forma results of operations for the year ended December 31, 2013, derived from our audited financial statements for the year ended December 31, 2013 and the audited financial statements for the DPC business for the period from January 1, 2013 through January 31, 2013, each of which are included elsewhere in this Annual Report on Form 10-K, as if the Acquisition and related Financing had occurred on January 1, 2013. The pro forma analysis is prepared and presented to aid in explaining the results of operations. The pro forma discussion follows the historical analysis of results of operations.

OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a nearly 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 35 manufacturing facilities, 7 technology centers, 45 customer training centers and approximately 12,600 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally based distributors.
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
Through our Transportation Coatings segment we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.
On November 11, 2014, we priced our initial public offering (the "Offering", or the "IPO"), in which certain selling shareholders affiliated with Carlyle sold 57,500,000 common shares at a price of $19.50 per share. We received no proceeds from the Offering.
BUSINESS HIGHLIGHTS AND TRENDS
From 2012 to 2014, we managed the transition of ownership and operational separation resulting from the planned divestiture of our business by DuPont and ultimately the Acquisition, including significant changes to our senior leadership team. During this time period, our Adjusted EBITDA grew at a 21% CAGR primarily as the result of several strategic initiatives focused on margin improvement. In addition to regular price increases in our refinish end-market, these initiatives included selective price increases in other end-markets, reducing sales with lower margin customers and productivity improvements, which collectively drove Adjusted EBITDA growth in both of our segments.
From 2012 to 2014, our net sales remained flat with net sales growth in our Transportation Coatings segment offset by net sales declines in our Performance Coatings segment. Net sales in our Transportation Coatings segment grew at a 1% CAGR, driven by increases in both our light and commercial vehicle end-markets, primarily as a result of increased vehicle production in North America and Asia Pacific and improvements in average selling price driven by new product and color introductions. Net sales in our Performance Coatings segment decreased at a 2% CAGR over the same period as a result of lower volumes in both our refinish and industrial end-markets in developed markets. In EMEA, volumes declined as a result of a difficult economic environment. In North America, our lack of participation in the MSO market prior to the Acquisition had a negative impact on our volumes as MSO body shops increased the number of vehicles serviced at the expense of independent body shop customers. These factors in developed markets were partially offset by continued refinish net sales growth in the emerging markets.
With 13 of our 17 most senior managers joining our company since the Acquisition, 2014 was the first full fiscal year of results under our current senior management team. Our net sales increased 2% for the year ended December 31, 2014 compared to the pro forma year ended December 31, 2013 (see "Unaudited Pro Forma Consolidated and Combined Financial Information"), driven by 3% growth in our Performance Coatings segment and 1% growth in our Transportation Coatings segment, with growth in both segments across all regions except Latin America. Excluding Latin America, where difficult economic conditions contributed to weaker demand and unfavorable currency translation, our net sales grew 3% for the year ended December 31, 2014 compared to the pro forma year ended December 31, 2013. The following trends have impacted our segment and end-market sales performance in 2014:

•	Performance Coatings: Improving economic conditions in Europe, our recent wins with growing MSO customers in North America and continued growth in Asia Pacific drove higher volumes.

•
Transportation Coatings: Significant growth in Asia Pacific driven by increases in light vehicle production combined with increased North American commercial truck production builds were largely offset by significantly lower light vehicle volumes in Latin America.

Since the Acquisition, we have implemented numerous initiatives to reduce our fixed and variable costs that have improved our Adjusted EBITDA margin in 2014 compared to the pro forma prior year. Examples include transitioning our IT systems to more cost-effective solutions that better meet our needs as an independent company, developing a global procurement organization to reduce procurement costs and investing in a European manufacturing re-alignment to position the region for profitable growth. These initiatives are contributing to our financial results and we believe they will continue to drive profitability improvements over the next several years.
Our business serves four end-markets globally as follows:

(In millions)	Successor	Pro Forma	Predecessor
	Year Ended December 31,			2014 vs 2013	2013 vs 2012
	2014	2013	2012	% change	% change
Performance Coatings
Refinish	$1,850.8	$1,799.4	$1,759.3	2.9%	2.3%
Industrial	734.2	712.7	720.2	3.0%	(1.0)%
Total Net sales Performance Coatings	2,585.0	2,512.1	2,479.5	2.9%	1.3%
Transportation Coatings
Light Vehicle	1,384.5	1,403.1	1,390.6	(1.3)%	0.9%
Commercial Vehicle	392.2	362.1	349.3	8.3%	3.7%
Total Net sales Transportation Coatings	1,776.7	1,765.2	1,739.9	0.7%	1.5%
Total Net sales	$4,361.7	$4,277.3	$4,219.4	2.0%	1.4%
Acquisition Accounting
We allocated the purchase price paid to acquire the DPC business to the acquired assets and liabilities assumed based on their respective estimated fair value as of the acquisition date. The application of acquisition accounting resulted in an increase in amortization and depreciation expense relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the net carrying value of property, plant and equipment, we revised the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation expense. We adjusted the carrying values of the joint ventures to reflect their estimated fair values at the date of purchase. We adjusted the value of inventory to its estimated fair value, which increased the costs recognized upon the sale of this acquired inventory. We also provided for deferred income taxes for the future tax consequences of acquisition date basis differences between the carrying amounts of assets and liabilities utilized for financial reporting purposes and the respective amounts used for income tax purposes. The excess of the purchase price over the estimated fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. See Note 5 to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on the Acquisition.

Factors Affecting Our Operating Results
The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.
Net sales
We generate revenue from the sale of our products across all major geographic areas. Our net sales include total sales less estimates for returns and price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives. Our overall net sales are generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our end-markets, either worldwide or in particular geographies in which we operate;

•	the type of products used within existing customer applications, or the development of new applications requiring products similar to ours;

•	changes in product sales prices (including volume discounts and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including price competition and the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in foreign exchange rates.
While the factors described above impact net sales in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see Part I, Item 1A, "Risk Factors—Risks Related to our Business."
Other revenue
Other revenue consists primarily of consulting and other service revenue and royalty income.
Cost of goods sold ("cost of sales")
Our cost of sales consists principally of the following:

•	Production Materials Costs. We purchase a significant amount of the materials used in production on a global lowest-cost basis.

•
Employee Costs. These include the compensation and benefit costs for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as production volumes increase and may decline as a percent of net sales as a result of economies of scale associated with higher production volumes.

•
Depreciation Expense. Property, plant and equipment are stated at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property, plant and equipment acquired through the Acquisition were recorded at their estimated fair value on the acquisition date resulting in a new cost basis for accounting purposes.

•
Other. Our remaining cost of sales consists of freight costs, warehousing expenses, purchasing costs, costs associated with closing or idling of production facilities, functional costs supporting manufacturing, product claims and other general manufacturing expenses, such as expenses for utilities and energy consumption.

The main factors that influence our cost of goods sold as a percentage of net sales include:

•	changes in the price of raw materials;

•	production volumes;

•
the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level; and

•	fluctuations in foreign exchange rates.
Selling, general and administrative expenses
Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•
compensation and benefit costs for management, sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume; and

•	depreciation, advertising and other selling expenses, such as expenses incurred in connection with travel and communications.
Changes in selling, general and administrative expense as a percentage of net sales have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher sales;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts; and

•	fluctuations in foreign exchange rates.

Research and development expenses
Research and development expense represents costs incurred to develop new products, services, processes and technologies or to generate improvements to existing products or processes.
Interest expense, net
Interest expense, net consists primarily of interest expense on institutional borrowings and other financing obligations and changes in fair value of interest rate derivative instruments, net of capitalized interest expense. Interest expense, net also includes the amortization of debt issuance costs and debt discounts associated with our Senior Secured Credit Facilities and Senior Notes. See Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including management expenses to Carlyle as well as foreign exchange gains and losses.
Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of acquisition accounting for the Acquisition and for future acquisitions, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole. For the Predecessor periods, DPC did not file separate tax returns in the majority of its jurisdictions as it was included in the tax returns of DuPont entities within the respective tax jurisdictions. The income tax provision for the Predecessor periods was calculated using a separate return basis as if DPC was a separate taxpayer.
NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following additional non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.
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
The following table reconciles the EBITDA and Adjusted EBITDA calculations discussed above to net income (loss) for the periods presented:

	Successor		Predecessor		Pro Forma
	Year Ended December 31,		Period from January 1 through January 31,	Year Ended December 31,	Year Ended December 31,
(In millions)	2014	2013	2013 (1)	2012 (1)	2013 (1)
Net income (loss)	$34.7	$(218.9)	$8.5	$247.8	$(106.8)
Interest expense, net	217.7	215.1	—	—	234.8
Provision (benefit) for income taxes	2.1	(44.8)	7.1	145.2	(1.3)
Depreciation and amortization	308.7	300.7	9.9	110.7	327.3
EBITDA	563.2	252.1	25.5	503.7	454.0
Inventory step up (a)	—	103.7	—	—	—
Merger and acquisition related costs (b)	—	28.1	—	—	—
Financing costs and extinguishment (c)	6.1	25.0	—	—	—
Foreign exchange remeasurement losses (d)	81.2	48.9	4.5	17.7	34.0
Long-term employee benefit plan adjustments (e)	(0.6)	9.5	2.3	36.9	11.8
Termination benefits and other employee related costs (f)	18.4	147.5	0.3	8.6	147.8
Consulting and advisory fees (g)	36.3	54.7	—	—	54.7
Transition-related costs (h)	101.8	29.3	—	—	29.3
IPO-related costs (i)	22.3	—	—	—	—
Other adjustments (j)	10.8	2.3	0.1	12.6	2.4
Dividends in respect of noncontrolling interest (k)	(2.2)	(5.2)	—	(1.9)	(5.2)
Management fee expense (l)	3.2	3.1	—	—	3.1
Adjusted EBITDA	$840.5	$699.0	$32.7	$577.6	$731.9

(1)
The Adjusted EBITDA information for the Predecessor period January 1, 2013 through January 31, 2013, the Predecessor year ended December 31, 2012, and the pro forma year ended December 31, 2013 excludes net benefits of $5.7 million, $84.2 million and $5.7 million, respectively, which are comprised of (1) the add-back of corporate allocations from DuPont to DPC for the usage of DuPont’s facilities, functions and services; costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont; a portion of DuPont’s general corporate expenses; and certain pension and other long-term employee benefit costs, in each case because we believe these costs are not indicative of costs we would have incurred as a standalone company, net of (2) estimated standalone costs based on a corporate function resource analysis that included a standalone executive office, the costs associated with supporting a standalone information technology infrastructure, corporate functions such as legal, finance, treasury, procurement and human resources and certain costs related to facilities management. This resource analysis included anticipated headcount and the associated overhead costs of running these functions effectively as a standalone company of our size and complexity.

(a)
During the Successor year ended December 31, 2013, we recorded a non-cash fair value adjustment associated with our acquisition accounting for inventories. These amounts increased cost of goods sold by $103.7 million.

(b)
In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor year ended December 31, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs.

(c)
On August 30, 2012, we signed a debt commitment letter which included the Bridge Facility (as defined herein). Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility. In connection with the amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the year ended December 31, 2014. In addition to the credit facility amendment, we also incurred a $3.0 million loss on extinguishment of debt recognized during the Successor year ended December 31, 2014, which resulted directly from the pro-rata write off of unamortized deferred financing costs and original issue discounts associated with the pay-down of $100.0 million of principal on the New Dollar Term Loan (discussed further at Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K).

(d)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the Acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.

(e)
For the Successor periods ended December 31, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $7.3 million recorded during the Successor year ended December 31, 2014. For the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012, eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs.

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

(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(i)
Represents costs associated with the IPO, including a $13.4 million pre-tax charge associated with the termination of the management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, upon the completion of the IPO. See note (l) below.

(j)
Represents costs for certain unusual or non-operational (gains) and losses and the non-cash impact of natural gas and currency hedge losses allocated to DPC by DuPont, stock-based compensation, asset impairments, equity investee dividends, indemnity (income) losses associated with the Acquisition, gains resulting from amendments to long-term benefit plans and loss (gain) on sale and disposal of property, plant and equipment.

(k)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(l)
Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations set forth below may not necessarily reflect what would have occurred if we had been a separate standalone entity prior to the Acquisition or what will occur in the future.
Successor year ended December 31, 2014 compared to Successor year ended December 31, 2013, Predecessor period January 1, 2013 through January 31, 2013, and the Pro Forma year ended December 31, 2013
The following table was derived from the Successor’s consolidated statements of operations for the years ended December 31, 2014 and 2013 and from the Predecessor’s combined statement of operations for the period from January 1, 2013 through January 31, 2013 included elsewhere in this Annual Report on Form 10-K. It should be noted that the results of operations for the Successor year ended December 31, 2013 only include the results of DPC from the date of the Acquisition. Prior to the Acquisition, Axalta generated no revenue and only incurred merger and acquisition related costs and debt financing costs in anticipation of the Acquisition. We have also presented pro forma financial results for the year ended December 31, 2013 as if the Acquisition and the related Financing had occurred on January 1, 2013. We believe this information, and the related comparisons, provide a more meaningful comparison for the years presented.

	Successor		Predecessor	Pro Forma
	Year Ended December 31,		Period from January 1, 2013 through January 31,	Year Ended December 31,
(In millions)	2014	2013	2013	2013
Net sales	$4,361.7	$3,951.1	$326.2	$4,277.3
Other revenue	29.8	35.7	1.1	36.8
Total revenue	4,391.5	3,986.8	327.3	4,314.1
Cost of goods sold	2,897.2	2,772.8	232.2	2,909.0
Selling, general and administrative expenses	991.5	1,040.6	70.8	1,113.6
Research and development expenses	49.5	40.5	3.7	44.2
Amortization of acquired intangibles	83.8	79.9	—	86.5
Merger and acquisition related expenses	—	28.1	—	—
Income from operations	369.5	24.9	20.6	160.8
Interest expense, net	217.7	215.1	—	234.8
Bridge financing commitment fees	—	25.0	—	—
Other expense, net	115.0	48.5	5.0	34.1
Income (loss) before income taxes	36.8	(263.7)	15.6	(108.1)
Provision (benefit) for income taxes	2.1	(44.8)	7.1	(1.3)
Net income (loss)	34.7	(218.9)	8.5	(106.8)
Less: Net income attributable to noncontrolling interests	7.3	6.0	0.6	6.6
Net income (loss) attributable to controlling interests	$27.4	$(224.9)	$7.9	$(113.4)
Net sales
Historical: Net sales were $4,361.7 million for the Successor year ended December 31, 2014 compared to net sales of $3,951.1 million for the Successor year ended December 31, 2013 and $326.2 million for the Predecessor period January 1, 2013 through January 31, 2013. Our net sales growth in the Successor year ended December 31, 2014 compared to the Successor year ended December 31, 2013 and Predecessor period January 1, 2013 through January 31, 2013 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 2.8%. In addition, volumes contributed 1.2% to net sales growth on stronger performance within North America and Asia, offset slightly by continued weakness in Latin America. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.0% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America.

Pro Forma: Net sales increased $84.4 million, or 2.0%, to $4,361.7 million for the Successor year ended December 31, 2014, as compared to net sales of $4,277.3 million for the Pro Forma year ended December 31, 2013. Our net sales growth in the Successor year ended December 31, 2014 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 2.8%. In addition, volumes contributed 1.2% to net sales growth on stronger performance within North America and Asia, offset slightly by continued weakness in Latin America. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.0% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America.
Other revenue
Historical: Other revenue was $29.8 million for the Successor year ended December 31, 2014 as compared to $35.7 million for the Successor year ended December 31, 2013 and $1.1 million for the Predecessor period January 1, 2013 through January 31, 2013. The decrease primarily related to a decrease in service revenue within our Light Vehicle end market. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: Other revenue was $29.8 million for the Successor year ended December 31, 2014 as compared to $36.8 million for the Pro Forma year ended December 31, 2013. The decrease primarily related to a decrease in service revenue within our Light Vehicle end-market. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Historical: Cost of sales was $2,897.2 million for the Successor year ended December 31, 2014 compared to $2,772.8 million for the Successor year ended December 31, 2013 and $232.2 million for the Predecessor period January 1, 2013 through January 31, 2013. Cost of sales was lower during the Successor year ended December 31, 2013 compared to the Successor year ended December 31, 2014 but higher when combined with the Predecessor period January 1, 2013 through January 31, 2013, primarily as a result of increased costs of goods of $103.7 million related to fair value adjustments to inventory in conjunction with the Acquisition. Offsetting the increased costs in 2013 related to fair value adjustments to inventory is the absence of $7.9 million of incremental depreciation resulting from the fair value adjustments to property, plant and equipment in conjunction with the Acquisition, which did not impact historical depreciation for the Predecessor period from January 1, 2013 through January 31, 2013. The remaining change in cost of sales in 2014 was driven by lower raw material costs offset by higher volumes. The favorable impact of raw material prices across both our Performance Coatings and Transportation Coatings segments contributed to an approximately 2.0% impact on cost of sales as a percentage of net sales. Favorable impacts of currency exchange contributed to an additional 1.0% decrease in cost of sales as a percentage of net sales, primarily due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America compared to the U.S. dollar.
Pro Forma: Cost of sales decreased $11.8 million, or 0.4%, to $2,897.2 million for the Successor year ended December 31, 2014 as compared to $2,909.0 million for the Pro Forma year ended December 31, 2013. The Pro Forma year ended December 31, 2013 is adjusted to reflect increased depreciation and the exclusion of increased costs of goods, each related to the Acquisition. As a percentage of net sales, cost of sales decreased from 68.0% to 66.4%. This decrease was driven by lower raw material costs, partially resulting from our purchasing initiatives, as well as product mix. The favorable impact of raw material prices impacted both our Performance Coatings and Transportation Coatings segments. Favorable impacts of currency exchange contributed to an additional 1.0% decrease in cost of sales as a percentage of net sales, primarily due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia and North America compared to the U.S. dollar.
Selling, general and administrative expenses
Historical: Selling, general and administrative expenses were $991.5 million for the Successor year ended December 31, 2014 compared to $1,040.6 million for the Successor year ended December 31, 2013 and $70.8 million for the Predecessor period January 1, 2013 through January 31, 2013. During the Successor year ended December 31, 2014, we incurred $127.1 million of transition-related expenses, primarily related to our transition to a standalone company, compared to $231.5 million of transition-related expenses for the Successor year ended December 31, 2013. This resulted in a $104.4 million decrease over the comparable periods. These decreases were offset slightly by increased selling and administrative costs, as we focused on opportunities to expand our market presence. In addition, the favorable impacts of currency exchange during the Successor year ended December 31, 2014 contributed to a 1.1% decrease in selling, general and administrative expenses, primarily due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America compared to the U.S. dollar.

Pro Forma: Selling, general and administrative expenses decreased $122.1 million, or 11.0%, to $991.5 million for the Successor year ended December 31, 2014, as compared to $1,113.6 million for the Pro Forma year ended December 31, 2013. During the Successor year ended December 31, 2014, we incurred $127.1 million of transition-related expenses, primarily related to our transition to a standalone company, compared to $231.8 million of transition-related expenses for the Pro Forma year ended December 31, 2013. This resulted in a $104.7 million decrease over the comparable period. Contributing to the decrease in comparable periods was a reduction in U.S. pension expense and lower actual costs for our operating structure as a standalone entity during the Successor year ended December 31, 2014. These decreases were offset slightly by increased selling and administrative costs, as we focused on opportunities to expand our market presence. In addition, the favorable impacts of currency exchange during the Successor year ended December 31, 2014 contributed to a 1.1% decrease in selling, general and administrative expenses, primarily due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia, and North America compared to the U.S. dollar.
Research and development expenses
Historical: Research and development expenses were $49.5 million for the Successor year ended December 31, 2014 compared to $40.5 million for the Successor year ended December 31, 2013 and $3.7 million for the Predecessor period January 1, 2013 through January 31, 2013. These increases were driven by additional spend as we focus on developing new and existing products in the market. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: Research and development expenses increased by $5.3 million, or 12.0%, to $49.5 million for the Successor year ended December 31, 2014 compared to $44.2 million for the Pro Forma year ended December 31, 2013. These increases were driven by additional spend as we focus on developing new and existing products in the market. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Historical: Amortization of acquired intangibles was $83.8 million for the Successor year ended December 31, 2014 compared to $79.9 million for the Successor year ended December 31, 2013 and $0.0 million for the Predecessor period January 1, 2013 through January 31, 2013. Amortization of acquired intangibles for the Successor year ended December 31, 2013 included a loss of $3.2 million associated with abandoned in-process research and development projects, all of which were recorded at fair value as part of the Acquisition. There was $0.1 million of comparable costs recorded during the year ended December 31, 2014. Excluding the impact of the $3.2 million loss, the increase during the Successor year ended December 31, 2014 included the impact of twelve months of amortization expense associated with purchase accounting while the Successor year ended December 31, 2013 included eleven months due to the timing of the Acquisition. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: Amortization of acquired intangibles for the Successor year ended December 31, 2014 was $83.8 million and $86.5 million for the Pro Forma year ended December 31, 2013. Amortization of acquired intangibles for the Pro Forma year ended December 31, 2013 included a loss of $3.2 million associated with abandoned in-process research and development projects, all of which were recorded at fair value as part of the Acquisition. There was $0.1 million of comparable costs recorded during the year ended December 31, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.
Merger and acquisition related expenses
Historical: In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor year ended December 31, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs. There were no comparable costs for the Successor year ended December 31, 2014.
Pro Forma: The Pro Forma year ended December 31, 2013 has been adjusted to remove the impact of these Acquisition related costs. There were no costs for the Successor year ended December 31, 2014.

Interest expense, net
Historical: Interest expense, net for the Successor year ended December 31, 2014 of $217.7 million represented a full twelve months of interest costs, including the Refinancing of our Term Loans in February of 2014. Interest expense, net for the Successor year ended December 31, 2013 of $215.1 million represented interest expense incurred during the period associated with our original debt financing for the Acquisition. The increase in 2014 primarily relates to the Successor year ended December 31, 2014 including twelve months of interest expense while the comparable 2013 periods included eleven months due to the timing of the Acquisition. Further contributing to the increase in interest expense were losses incurred on interest rate derivatives for $10.2 million during the Successor year ended December 31, 2014, compared to gains of $0.2 million during the comparable period. These increases were offset by the reduction in interest rates due to the Refinancing in February 2014 of our Senior Credit Facility combined with an additional step-down in interest rates on our term loans in August of 2014. Further offsetting the increases were slight increases in capitalized interest during the Successor year ended December 31, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: Interest expense, net was $217.7 million for the Successor year ended December 31, 2014 and $234.8 million for the Pro Forma year ended December 31, 2013. The Pro Forma amounts reflect the effects of the Financing as if the transaction had occurred on January 1, 2013, which resulted in an additional $19.7 million in interest for the Pro Forma year ended December 31, 2013. The decrease in the Successor year ended December 31, 2014 compared to the Pro Forma year ended December 31, 2013 primarily relates to the reduction in interest rates due to the Refinancing in February 2014 of our Senior Credit Facility combined with an additional step-down in interest rates on our term loans in August of 2014. Further contributing to the decrease in comparable periods was an increase in capitalized interest during the Successor year ended December 31, 2014. Offsetting these decreases were losses incurred on interest rate derivative instruments of $10.2 million for the Successor year ended December 31, 2014 compared with gains of $0.2 million during the Pro Forma year ended December 31, 2013. The impacts of currency exchange did not have a material impact on the comparable periods.
Bridge financing commitment fees
Historical: On August 30, 2012, we signed a debt commitment letter, which was subsequently amended and restated, that included a bridge facility comprised of $1,100.0 million of unsecured U.S. bridge loans and the Euro equivalent of $300.0 million of secured Euro bridge loans (the "Bridge Facility"), which was to be utilized to partially fund the Acquisition in the event that permanent financing was not obtained. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated legal and other professional advisory services costs of $4.0 million were expensed upon the termination during the Successor year ended December 31, 2013. There were no such costs incurred for the Successor year ended December 31, 2014.
Pro Forma: The Pro Forma year ended December 31, 2013 has been adjusted to remove the impact of these fees. There were no costs for the Successor year ended December 31, 2014.
Other expense, net
Historical: Other expense, net was $115.0 million for the Successor year ended December 31, 2014 compared to $48.5 million for the Successor year ended December 31, 2013 and $5.0 million of expense for the Predecessor period January 1, 2013 through January 31, 2013. Foreign exchange losses, net, were $81.2 million during the Successor year ended December 31, 2014 as compared to foreign exchange losses of $48.9 million and $4.5 million for the year ended December 31, 2013 and the predecessor period ended January 31, 2013, respectively. Net foreign exchange losses for the year ended December 31, 2014 consisted of $202.1 million in remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, partially offset by $103.9 million in gains on our Euro borrowings and $17.0 million in gains related to our Venezuelan operations.
During 2014, we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I), which increased to 12.0 to 1 compared to the historical indexed rate of 6.3 to 1 at December 31, 2013. The devaluation resulted in net gains of $17.0 million for the Successor year ended December 31, 2014 due to our Venezuelan operations being in a net monetary liability position.
Contributing to expense in the Successor year ended December 31, 2013 was the adverse impact of $19.4 million of expense incurred related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes.
Excluding the impact of the $19.4 million expense at the Acquisition date, foreign exchange losses of $29.5 million for the Successor year ended December 31, 2013 were attributable to $9.4 million in remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary and $14.6 million in remeasurement losses from the remeasurement of the Euro Senior Notes and Euro Term Loan into U.S. Dollars.

Further contributing to the increase in other expense for the Successor year ended December 31, 2014 were $16.6 million in management fees, which included a $13.4 million fee associated with the Carlyle management agreement which terminated with the effectiveness of the IPO. Additionally, during the Successor year ended December 31, 2014, we incurred debt modification fees and losses on extinguishment of debt of $3.1 million and $3.0 million, respectively. Lastly, the Successor year ended December 31, 2014 was impacted by the release of an indemnity receivable that had been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in $17.8 million of expense during the Successor year ended December 31, 2014, relating to an uncertain tax position that was reversed during the Successor year ended December 31, 2014.
Pro Forma: Other expense, net was $115.0 million for the Successor year ended December 31, 2014 as compared to $34.1 million for the Pro Forma year ended December 31, 2013, representing a change of $80.9 million, or 237.2%. The Pro Forma year ended December 31, 2013 excludes the impact of $19.4 million of costs incurred related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes. Net foreign exchange losses of $81.2 million were recorded for the Successor year ended December 31, 2014, as compared to exchange losses of $34.0 million for the Pro Forma year ended December 31, 2013. Net foreign exchange losses for the year ended December 31, 2014 consisted of $202.1 million in translation losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, partially offset by $103.9 million in gains on our Euro borrowings and $17.0 million in gains related to our Venezuelan operations.
During 2014, we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I), which increased to 12.0 to 1 compared to the historical indexed rate of 6.3 to 1 at December 31, 2013. The devaluation resulted in net gains of $17.0 million for the Successor year ended December 31, 2014 due to our Venezuelan operations being in a net monetary liability position.
Further contributing to the increase in other expense for the Successor year ended December 31, 2014 were $16.6 million in management fees, which included a $13.4 million fee associated with the Carlyle management agreement which terminated with the effectiveness of the IPO. Additionally, during the Successor year ended December 31, 2014 we incurred debt modification fees and losses on extinguishment of debt of $3.1 million and $3.0 million, respectively. Lastly, the Successor year ended December 31, 2014 was impacted by the release of an indemnity receivable that had been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in $17.8 million of expense during the Successor year ended December 31, 2014, relating to an uncertain tax position that was reversed during the Successor year ended December 31, 2014.
Provision (benefit) for income taxes
Historical: We recorded a provision for income taxes of $2.1 million for the Successor year ended December 31, 2014, which represents a 5.7% effective tax rate in relation to the income before income taxes of $36.8 million. The effective tax rate for the Successor year ended December 31, 2014 differs from the U.S. Federal statutory rate by 29.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate of $46.7 million and unrecognized tax benefit adjustments primarily related to acquisition tax matters of $44.0 million. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $44.4 million and non-deductible expenses and interest of $29.6 million.
We recorded a benefit for income taxes of $44.8 million for the Successor year ended December 31, 2013, which represents a 17.0% effective tax rate in relation to the loss before income taxes of $263.7 million. The effective tax rate for the Successor year ended December 31, 2013 differs from the U.S. Federal statutory rate by 18.0%. This difference is primarily due to unfavorable adjustments for the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $55.0 million, unrecognized tax benefits primarily related to acquisition tax matters of $35.1 million, and non-deductible expenses of $25.8 million. These adjustments were partially offset by the benefit of earnings in jurisdictions where the statutory tax rate was lower than the U.S. Federal statutory rate of $36.6 million and capital losses of $46.7 million.
We recorded a provision for income taxes of $7.1 million for the Predecessor period ended January 31, 2013 which represents a 45.6% effective tax rate in relation to the income before taxes of $15.6 million.
Pro Forma: We recorded a benefit for income taxes of $1.3 million for the Pro Forma year ended December 31, 2013, which represents a 1.2% effective tax rate in relation to the pro forma loss before income taxes of $108.1 million. The variance in the pro forma effective tax rate from the historical effective tax rate, described in the corresponding historical discussion above, was primarily due to the application of statutory income tax rates to the cumulative pro forma adjustments.

Successor year ended December 31, 2013, Pro Forma year ended December 31, 2013 and Predecessor period January 1, 2013 through January 31, 2013 compared to Successor period August 24, 2012 through December 31, 2012 and the Predecessor year ended December 31, 2012
The following table was derived from the Successor’s consolidated statements of operations for the year ended December 31, 2013 and for the period from August 24, 2012 through December 31, 2012 and from the Predecessor’s combined statements of operations for the period from January 1, 2013 through January 31, 2013 and for the year ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K. It should be noted that the results of operations for the Successor year ended December 31, 2013 only include the results of DPC from the date of the Acquisition. Prior to the Acquisition, Axalta generated no revenue and only incurred merger and acquisition related costs and debt financing costs in anticipation of the Acquisition. We have also presented pro forma financial results for the year ended December 31, 2013 as if the Acquisition and the Financing had occurred on January 1, 2013. We believe this information, and the related comparisons, provide a more meaningful comparison for the years presented.

	Successor		Predecessor		Pro Forma
	Year Ended December 31,	Period from August 24 through December 31,	Period from January 1 through January 31,	Year Ended December 31,	Year Ended December 31,
(In millions)	2013	2012	2013	2012	2013
Net sales	$3,951.1	$—	$326.2	$4,219.4	$4,277.3
Other revenue	35.7	—	1.1	37.4	36.8
Total revenue	3,986.8	—	327.3	4,256.8	4,314.1
Cost of goods sold	2,772.8	—	232.2	2,932.6	2,909.0
Selling, general and administrative expenses	1,040.6	—	70.8	873.4	1,113.6
Research and development expenses	40.5	—	3.7	41.5	44.2
Amortization of acquired intangibles	79.9	—	—	—	86.5
Merger and acquisition related expenses	28.1	29.0	—	—	—
Income (loss) from operations	24.9	(29.0)	20.6	409.3	160.8
Interest expense, net	215.1	—	—	—	234.8
Bridge financing commitment fees	25.0	—	—	—	—
Other expense, net	48.5	—	5.0	16.3	34.1
Income (loss) before income taxes	(263.7)	(29.0)	15.6	393.0	(108.1)
Provision (benefit) for income taxes	(44.8)	—	7.1	145.2	(1.3)
Net income (loss)	(218.9)	(29.0)	8.5	247.8	(106.8)
Less: Net income attributable to noncontrolling interests	6.0	—	0.6	4.5	6.6
Net income (loss) attributable to controlling interests	$(224.9)	$(29.0)	$7.9	$243.3	$(113.4)
Net sales
Historical: Net sales were $3,951.1 million and $326.2 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to net sales of $4,219.4 million for the Predecessor year ended December 31, 2012. Higher average selling prices across all regions contributed to net sales growth of 6.3% in the Successor year ended December 31, 2013. This growth was partially offset by volume declines during the period, which reduced net sales by 3.5%, primarily as a result of a weak economic environment in Latin America. Additionally, the unfavorable impacts of currency exchange contributed to a 1.4% reduction in net sales, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.
Pro Forma: Net sales increased $57.9 million, or 1.4%, to $4,277.3 million for the Pro Forma year ended December 31, 2013, as compared to net sales of $4,219.4 million for the Predecessor year ended December 31, 2012. Higher average selling prices contributed to net sales growth of 6.3%. This growth was partially offset by volume declines during the period, which reduced net sales by 3.5%, primarily as a result of a weak economic environment in Latin America. Additionally, the unfavorable impacts of currency exchange contributed to a 1.4% reduction in net sales, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.

Other revenue
Historical: Other revenue was $35.7 million and $1.1 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to other revenue of $37.4 million for the Predecessor year ended December 31, 2012. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: Other revenue remained largely consistent at $36.8 million for the Pro Forma year ended December 31, 2013, as compared to other revenue of $37.4 million for the Predecessor year ended December 31, 2012. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Historical: Cost of sales was $2,772.8 million and $232.2 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to cost of sales of $2,932.6 million for the Predecessor year ended December 31, 2012. Cost of sales for the Successor year ended December 31, 2013 reflected increased depreciation expense of $73.4 million resulting from the fair value adjustments to property, plant and equipment in conjunction with the Acquisition. Cost of sales was also negatively impacted in 2013 by increased costs of goods of $103.7 million resulting from the fair value adjustments to inventory in conjunction with the Acquisition. Included in the Predecessor year ended December 31, 2012 was a $19.1 million benefit due to the last-in-first-out "LIFO" method of inventory accounting. In addition to the impacts from purchase accounting, cost of sales was also favorably impacted by the reduction in costs incurred in the Successor period operating structure versus those previously allocated by DuPont during the Predecessor year ended December 31, 2012. This includes the impacts of the defined benefit pension obligations for U.S. employees in connection with the Acquisition, which resulted in a net reduction in U.S. employee fringe costs compared to the Predecessor year ended December 31, 2012. The remaining decrease was primarily due to lower raw material costs across most regions and product lines as well as impacts from foreign currency exchange rates. The favorable impact of raw material prices across both our Performance Coatings and Transportation Coatings segments contributed to an approximately 0.3% impact on cost of sales as a percentage of net sales. Favorable impacts of currency exchange contributed to a 0.4% decrease in cost of goods sold, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.
Pro Forma: Cost of sales decreased $23.6 million, or 0.8%, to $2,909.0 million for the Pro Forma year ended December 31, 2013 as compared to $2,932.6 million for the Predecessor year ended December 31, 2012. The Pro Forma year ended December 31, 2013 was adjusted to include the impact of $7.9 million of increased depreciation for the Predecessor period January 1, 2013 through January 31, 2013 and to exclude $103.7 million of increased costs of goods related to the Acquisition. As a percentage of net sales, cost of sales decreased from 69.5% to 68.0%. This decrease was primarily due to lower raw material costs across most regions and product lines. The favorable impact of raw material prices across both our Performance Coatings and Transportation Coatings segments contributed to an approximately 0.3% impact on cost of sales as a percentage of net sales. Cost of sales was also favorably impacted by the reduction in costs incurred in our current operating structure versus those previously allocated by DuPont during the Predecessor year ended December 31, 2012. Further, we did not assume defined benefit pension obligations for U.S. employees in connection with the Acquisition, which resulted in a net reduction in U.S. employee fringe costs compared to the Predecessor year ended December 31, 2012. These decreases were slightly offset by the $19.1 million benefit included in the Predecessor year ended December 31, 2012 due to the LIFO method of inventory accounting, as well as the impact in the Successor year ended December 31, 2013 of increased depreciation expense of $81.3 million resulting from the fair value adjustments to property, plant and equipment in conjunction with the Acquisition. Favorable impacts of currency exchange contributed to a 0.4% decrease in cost of goods sold, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.
Selling, general and administrative expenses
Historical: Selling, general and administrative expenses were $1,040.6 million and $70.8 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to selling, general and administrative expenses of $873.4 million for the Predecessor year ended December 31, 2012. The increase in 2013 was primarily the result of $231.5 million of transition-related expenses we incurred during the Successor year ended December 31, 2013, primarily due to 2013 termination benefits and other employee related costs of $147.5 million and consulting and advisory costs of $54.7 million related to our initial separation and transition to a standalone company. Selling, general and administrative expenses were also adversely impacted by increased depreciation expense of approximately $23.1 million resulting from the fair value adjustments to non-manufacturing assets in conjunction with the Acquisition. Favorable impacts of currency exchange, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar, contributed to an approximately 1.0% decrease in selling, general and administrative expenses. These increases were offset slightly by a reduction in U.S. pension expense and lower actual costs for our operating structure as a standalone entity.

Pro Forma: Selling, general and administrative expenses increased $240.2 million, or 27.5%, to $1,113.6 million for the Pro Forma year ended December 31, 2013, as compared to $873.4 million for the Predecessor year ended December 31, 2012. The Pro Forma year ended December 31, 2013 is adjusted to reflect the increased depreciation expense resulting from the fair value adjustments to non-manufacturing assets in conjunction with the Acquisition. This increase was primarily driven by the $231.8 million of transition-related costs incurred during the Pro Forma year ended December 31, 2013, primarily due to 2013 termination benefits and other employee related costs of $147.8 million, and consulting and advisory costs of $54.7 million related to our transition to a standalone company. Additionally, we incurred $25.3 million in additional depreciation expense associated with fair value adjustments to non-manufacturing assets in conjunction with the Acquisition. Favorable impacts of currency exchange, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar, contributed to an approximately 1.0% decrease in selling, general and administrative expenses. These increases were offset slightly by approximately $16.9 million reduction in U.S. pension expense and lower actual costs for our operating structure as a standalone entity.
Research and development expenses
Historical: Research and development expense was $40.5 million and $3.7 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to research and development expense of $41.5 million for the Predecessor year ended December 31, 2012. Research and development expense compared to the Predecessor year ended December 31, 2012 increased due to focused spending on growth projects. This increase was partially offset by a decrease in allocations of costs of $2.1 million for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, representing costs associated with the DuPont Corporate research and development activities in 2012. In addition, favorable impacts of currency exchange contributed to a 0.7% decrease in research and development expense, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.
Pro Forma: Research and development expense increased $2.7 million, or 6.5%, for the Pro Forma year ended December 31, 2013 to $44.2 million compared to $41.5 million for the Predecessor year ended December 31, 2012. Research and development expense for the Pro Forma year ended December 31, 2013 increased due to focused spending on growth projects. This increase was partially offset by a decrease in allocations of costs of $2.1 million for the Pro Forma year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 representing costs associated with the DuPont Corporate research and development activities in 2012. Favorable impacts of currency exchange contributed to a 0.7% decrease in research and development expense, primarily due to the weakening of foreign currency exchange rates within the Latin America region compared to the U.S. dollar.
Amortization of acquired intangibles
Historical: Amortization of acquired intangibles was $79.9 million for the Successor year ended December 31, 2013. Amortization of acquired intangibles in the Successor year ended December 31, 2013 includes a loss of $3.2 million associated with abandoned acquired in-process research and development projects, all of which was related to the Acquisition. There were no comparable costs recorded in the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012.
Pro Forma: Amortization of acquired intangibles was $86.5 million for the Pro Forma year ended December 31, 2013. Amortization expense for the Pro Forma year ended December 31, 2013 has been adjusted to reflect amortization expense for January 2013. There were no comparable costs recorded in the Predecessor year ended December 31, 2012. The impacts of currency exchange did not have a material impact on the comparable periods.
Merger and acquisition related costs
Historical: In connection with the Acquisition, we incurred $28.1 million and $29.0 million of merger and acquisition costs during the Successor year ended December 31, 2013 and the Successor period August 24, 2012 through December 31, 2012, respectively. These costs consisted primarily of investment banking, legal and other professional advisory services costs. There were no such costs associated with the Predecessor period January 1, 2013 through January 31, 2013 or the Predecessor year ended December 31, 2012. The impacts of currency exchange did not have a material impact on the comparable periods.
Pro Forma: The Pro Forma year ended December 31, 2013 has been adjusted to remove the impact of these Acquisition related costs. There were no comparable costs recorded in the Predecessor year ended December 31, 2012.
Interest expense, net
Historical: Interest expense, net was $215.1 million for the Successor year ended December 31, 2013. There was no interest expense for the Predecessor year ended December 31, 2012 or the Predecessor period January 1, 2013 through January 31, 2013. The increase in interest expense, net was due to interest costs associated with the debt financing for the Acquisition and the liquidity requirements of a standalone entity.

Pro Forma: Interest expense, net for the Pro Forma year ended December 31, 2013 of $234.8 million has been adjusted to reflect interest expense for January 2013, which resulted in an additional $19.7 million in interest for the Pro Forma year ended December 31, 2013. There was no interest expense for the Predecessor year ended December 31, 2012.
Bridge financing commitment fees
Historical: Commitment fees related to the Bridge Facility of $21.0 million and associated legal and other professional advisory services costs of $4.0 million were expensed upon termination of the Bridge Facility during the Successor period ended December 31, 2013. There were no such costs associated with the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012.
Pro Forma: The Pro Forma year ended December 31, 2013 has been adjusted to remove the impact of these fees. There were no comparable costs recorded in the Predecessor year ended December 31, 2012.
Other expense, net
Historical: Other expense, net was $48.5 million and $5.0 million for the Successor year ended December 31, 2013 and for the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to $16.3 million for the Predecessor year ended December 31, 2012. Other expense, net during the Successor year ended December 31, 2013 primarily consists of net foreign exchange losses from intercompany transactions denominated in currencies different from the functional currency of the subsidiary involved in the transaction. In addition, the increase partially resulted from a $19.4 million loss related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes, and the impact of the strengthening Euro against our Euro Borrowings.
Pro Forma: Other expense, net increased $17.8 million, or 109.2%, for the Pro Forma year ended December 31, 2013 to $34.1 million compared to $16.3 million for the Predecessor year ended December 31, 2012. The Pro Forma year ended December 31, 2013 excludes the impact of $19.4 million of a loss related to the Acquisition date settlement of a foreign currency hedge contract used to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and Euro Senior Notes. Net foreign exchange losses of $34.0 million were recorded for the Pro Forma year ended December 31, 2013, as compared to a loss of $17.7 million for the Predecessor year ended December 31, 2012.
During the Pro Forma year ended December 31, 2013, we incurred net unrealized foreign exchange losses of $9.4 million on the remeasurement of intercompany loans. In addition, we incurred unrealized foreign exchange losses of $14.6 million related to the remeasurement of the Euro Senior Notes and Euro Term Loan into U.S. dollars. The remaining foreign exchange losses primarily related to the remeasurement of other assets and liabilities denominated in currencies other than the functional currency of the affected subsidiaries.
Provision (benefit) for income taxes
Historical: We recorded a benefit for income taxes of $44.8 million for the Successor year ended December 31, 2013, which represents a 17.0% effective tax rate in relation to the loss before income taxes of $263.7 million. The effective tax rate for the Successor year ended December 31, 2013 differs from the U.S. Federal statutory rate by 18.0%. This difference is primarily due to unfavorable adjustments for the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $55.0 million, unrecognized tax benefits primarily related to acquisition tax matters of $35.1 million, and non-deductible expenses of $25.8 million. These adjustments were partially offset by the benefit of earnings in jurisdictions where the statutory tax rate was lower than the U.S. Federal statutory rate of $36.6 million and capital losses of $46.7 million.
We recorded a provision for income taxes of $145.2 million for the Predecessor year ended December 31, 2012 which represents a 37.0% effective tax rate in relation to the income before taxes of $393.0 million. The effective tax rate for the Predecessor year ended December 31, 2012 differs from the U.S. federal statutory rate by 2.0%. This difference is primarily due to the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.8 million, as well as a $4.7 million impact related to non-deductible net foreign exchange losses. This is offset by the benefit of earnings in jurisdictions where the statutory tax rate was lower than the U.S. Federal statutory rate of $10.9 million.
Pro Forma: We recorded a benefit for income taxes of $1.3 million for the Pro Forma year ended December 31, 2013, which represents a 1.2% effective tax rate in relation to the pro forma loss before income taxes of $108.1 million. The variance in the pro forma effective tax rate from the historical effective tax rate, described in the corresponding historical discussion above, was primarily due to the application of statutory income tax rates to the cumulative pro forma adjustments.

SEGMENT RESULTS
Successor year ended December 31, 2014 compared to the Successor year ended December 31, 2013 and Predecessor period January 1, 2013 through January 31, 2013, and Successor year ended December 31, 2014 compared to the Pro Forma year ended December 31, 2013
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Successor		Predecessor	Pro Forma
	Year Ended December 31,		Period from January 1 through January 31,	Year Ended December 31,
(In millions)	2014	2013	2013	2013
Net Sales
Performance Coatings	$2,585.0	$2,325.3	$186.8	$2,512.1
Transportation Coatings	1,776.7	1,625.8	139.4	1,765.2
Total	$4,361.7	$3,951.1	$326.2	$4,277.3
Segment Adjusted EBITDA(1)
Performance Coatings	$547.6	$500.2	$15.0	$518.7
Transportation Coatings	292.9	198.8	17.7	218.9
Total	$840.5	$699.0	$32.7	$737.6

(1)
For information about Adjusted EBITDA, including the manner in which it is calculated and a reconciliation from our net income (loss) to Adjusted EBITDA see Part II, Item 7, "Non-GAAP Financial Measures". The Segment Adjusted EBITDA information for the Pro Forma year ended December 31, 2013 includes (a) the add-back of corporate allocations from DuPont to DPC for the usage of DuPont’s facilities, functions and services; costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont; a portion of DuPont’s general corporate expenses; and certain pension and other long-term employee benefit costs net of (b) estimated standalone costs based on a corporate function resource analysis that included a standalone executive office, the costs associated with supporting a standalone information technology infrastructure, corporate functions such as legal, finance, treasury, procurement and human resources and certain costs related to facilities management. This resource analysis included anticipated headcount and the associated overhead costs of running these functions effectively as a standalone company of our size and complexity. This resulted in a net benefit of $5.7 million for the Predecessor period January 1, 2013 through January 31, 2013.

Performance Coatings Segment
Historical: Net sales were $2,585.0 million for the Successor year ended December 31, 2014 compared to net sales of $2,325.3 million for the Successor year ended December 31, 2013 and $186.8 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in net sales in the Successor year ended December 31, 2014 was primarily driven by volume growth, which contributed to a net sales increase of 3.1%, as well as higher average selling prices, which contributed to a net sales increase of 1.9%. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.1% reduction in net sales resulting primarily from the impacts of weakening currencies in certain jurisdictions within Latin America and Asia.
Adjusted EBITDA was $547.6 million for the Successor year ended December 31, 2014 compared to Adjusted EBITDA of $500.2 million for the Successor year ended December 31, 2013 and $15.0 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in Adjusted EBITDA in the Successor year ended December 31, 2014 was driven by higher volumes and higher average selling price as well as lower raw material input costs slightly offset by higher operating costs. In addition, the absence of the Predecessor corporate allocated costs in January 2013 contributed an approximate $3.4 million benefit.
Pro Forma: Net sales increased $72.9 million, or 2.9%, to $2,585.0 million for the Successor year ended December 31, 2014, as compared to net sales of $2,512.1 million for the Pro Forma year ended December 31, 2013. The increase in net sales in the Successor year ended December 31, 2014 was primarily driven by volume growth, which contributed to a net sales increase of 3.1%, as well as higher average selling prices, which contributed to a net sales increase of 1.9%. Net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.1% reduction in net sales resulting primarily from the impacts of weakening currencies in certain jurisdictions within Latin America and Asia.

Adjusted EBITDA increased $28.9 million, or 5.6%, to $547.6 million for the Successor year ended December 31, 2014 as compared to $518.7 million for the Pro Forma year ended December 31, 2013. As a percentage of net sales, Adjusted EBITDA increased to 21.2% from 20.6%. The increase was driven by higher volumes and higher average selling price as well as lower raw material input costs offset slightly by higher operating costs.
Transportation Coatings Segment
Historical: Net sales were $1,776.7 million for the Successor year ended December 31, 2014 compared to net sales of $1,625.8 million for the Successor year ended December 31, 2013 and $139.4 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in net sales in the Successor year ended December 31, 2014 was primarily driven by higher average selling prices, which contributed to net sales growth of 4.0%. This increase was partially offset by volume declines, primarily concentrated in the Latin America region, which contributed to a net sales decline of 1.4%. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.9% resulting primarily from the impacts of weakening currencies in certain jurisdictions primarily within Latin America.
Adjusted EBITDA was $292.9 million for the Successor year ended December 31, 2014 compared to Adjusted EBITDA of $198.8 million for the Successor year ended December 31, 2013 and $17.7 million for the Predecessor period January 1, 2013 through January 31, 2013. The increase in Adjusted EBITDA in the Successor year ended December 31, 2014 was driven by higher average selling prices as well as lower fixed manufacturing costs, partially resulting from our operational improvement initiatives. In addition, the absence of the Predecessor corporate allocated costs contributed an approximate $2.3 million benefit.
Pro Forma: Net sales increased $11.5 million, or 0.7%, to $1,776.7 million for the year ended December 31, 2014, as compared to net sales of $1,765.2 million for the Pro Forma year ended December 31, 2013. The increase in net sales for the year ended December 31, 2014 as compared to the Pro Forma year ended December 31, 2013 was primarily driven by higher average selling prices, which contributed to net sales growth of 4.0%. This increase was partially offset by declining volumes primarily concentrated in the Latin America region, which contributed to a net sales decline of 1.4%. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.9% resulting primarily from the impacts of weakening currencies in certain jurisdictions primarily within Latin America.
Adjusted EBITDA increased $74.0 million, or 33.8%, to $292.9 million for the year ended December 31, 2014 as compared to $218.9 million for the Pro Forma year ended December 31, 2013. As a percentage of net sales, Adjusted EBITDA increased to 16.5% from 12.4%. This increase was driven by higher average selling prices as well as lower fixed manufacturing costs, partially resulting from our operational improvement initiatives.

Successor year ended December 31, 2013, Pro Forma year ended December 31, 2013 and Predecessor period January 1, 2013 through January 31, 2013 compared to the Predecessor year ended December 31, 2012
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Successor	Predecessor		Pro Forma
	Year Ended December 31,	Period from January 1 through January 31,	Year Ended December 31,	Year Ended December 31,
(In millions)	2013	2013	2012	2013
Net Sales
Performance Coatings	$2,325.3	$186.8	$2,479.5	$2,512.1
Transportation Coatings	1,625.8	139.4	1,739.9	1,765.2
Total	$3,951.1	$326.2	$4,219.4	$4,277.3
Segment Adjusted EBITDA(1)
Performance Coatings	$500.2	$15.0	$426.0	$518.7
Transportation Coatings	198.8	17.7	151.6	218.9
Total	$699.0	$32.7	$577.6	$737.6

(1)
The Segment Adjusted EBITDA information for the Pro Forma year ended December 31, 2013 includes (a) the add-back of corporate allocations from DuPont to DPC for the usage of DuPont’s facilities, functions and services; costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont; a portion of DuPont’s general corporate expenses; and certain pension and other long-term employee benefit costs net of (b) estimated standalone costs based on a corporate function resource analysis that included a standalone executive office, the costs associated with supporting a standalone information technology infrastructure, corporate functions such as legal, finance, treasury, procurement and human resources and certain costs related to facilities management. This resource analysis included anticipated headcount and the associated overhead costs of running these functions effectively as a standalone company of our size and complexity. This resulted in a net benefit of $5.7 million for the Predecessor period January 1, 2013 through January 31, 2013. The Predecessor year ended December 31, 2012 does not include $84.2 million in net benefits related to these costs.

Performance Coatings Segment
Historical: Net sales were $2,325.3 million and $186.8 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to net sales of $2,479.5 million for the Predecessor year ended December 31, 2012. Net sales growth for the Predecessor period January 1, 2013 through January 31, 2013 and the Successor year ended December 31, 2013 was primarily driven by higher average selling prices, which contributed to net sales growth of 5.9%. These increases were offset by lower volumes, which decreased net sales by 3.4%. Weakening foreign currency exchange rates compared to the U.S. dollar primarily related to certain currencies within the Latin America region also had a negative impact on sales of 1.2%.
Adjusted EBITDA was $500.2 million and $15.0 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, compared to Adjusted EBITDA of $426.0 million for the Predecessor year ended December 31, 2012. This increase was driven primarily by the absence of $77.6 million in the Predecessor year ended December 31, 2012 related to the add-back of corporate allocations from DuPont to DPC for estimated standalone entity benefits. The remaining increase was driven by lower raw material input costs and fixed manufacturing costs, partially resulting from our purchasing and operational improvement initiatives and price increases. These factors were slightly offset by the negative impact of weakening foreign currency exchange rates compared to the U.S. dollar, which were primarily related to certain currencies within the Latin America region, and contributed to a reduction in Adjusted EBITDA.
Pro Forma: Net sales increased $32.6 million, or 1.3%, to $2,512.1 million for the Pro Forma year ended December 31, 2013, as compared to net sales of $2,479.5 million for the Predecessor year ended December 31, 2012. Net sales growth was primarily driven by higher average selling prices, which contributed to net sales growth of 5.9%. These increases were offset by lower volumes, which decreased net sales by 3.4%. Weakening foreign currency exchange rates compared to the U.S. dollar primarily related to certain currencies within the Latin America region also had a negative impact on sales of 1.2%.

Adjusted EBITDA increased $92.7 million, or 21.8%, to $518.7 million for the Pro Forma year ended December 31, 2013 as compared to $426.0 million for the Predecessor year ended December 31, 2012. As a percentage of net sales, Adjusted EBITDA increased to 20.6% from 17.2%. This increase was driven by lower raw material input costs and fixed manufacturing costs, partially resulting from our purchasing and operational improvement initiatives and price increases. These factors were slightly offset by the negative impact of weakening foreign currency exchange rates compared to the U.S. dollar, which were primarily related to certain currencies within the Latin America region, and contributed to a reduction in Adjusted EBITDA.
Transportation Coatings Segment
Historical: Net sales were $1,625.8 million and $139.4 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, as compared to net sales of $1,739.9 million for the Predecessor year ended December 31, 2012. Net sales growth for the Predecessor period January 1, 2013 through January 31, 2013 and the Successor year ended December 31, 2013 was primarily driven by higher average selling prices, which contributed to a 6.8% net sales growth. Lower sales volumes contributed to a net sales decline of 3.7%, and the negative currency impact from weakening foreign currency exchange rates compared to the U.S. dollar primarily related to certain currencies within the Latin America region contributed to a net sales decline of 1.6%.
Adjusted EBITDA was $198.8 million and $17.7 million for the Successor year ended December 31, 2013 and the Predecessor period January 1, 2013 through January 31, 2013, respectively, compared to Adjusted EBITDA of $151.6 million for the Predecessor year ended December 31, 2012. The increase in Adjusted EBITDA from the Predecessor year ended December 31, 2012 was primarily driven by selective price increases as well as the absence of $6.6 million related to the add-back of corporate allocations from DuPont to DPC for estimated standalone entity benefits. Additionally, unfavorable currency exchange rates, which were primarily concentrated in the Latin America region, slightly offset these increases, and contributed to a reduction in Adjusted EBITDA.
Pro Forma: Net sales increased $25.3 million, or 1.5%, to $1,765.2 million for the Pro Forma year ended December 31, 2013, as compared to net sales of $1,739.9 million for the Predecessor year ended December 31, 2012. Net sales growth was primarily driven by higher average selling prices, which contributed to a 6.8% net sales growth. Lower sales volumes contributed to a net sales decline of 3.7%, and the negative currency impact from weakening foreign currency exchange rates compared to the U.S. dollar primarily related to certain currencies within the Latin America region contributed to a net sales decline of 1.6%.
Pro Forma: Adjusted EBITDA increased $67.3 million, or 44.4%, to $218.9 million for the Pro Forma year ended December 31, 2013 as compared to $151.6 million for the Predecessor year ended December 31, 2012. As a percentage of net sales, Adjusted EBITDA increased to 12.4% from 8.7%, driven primarily by selective price increases. Unfavorable currency exchange rates, which were primarily concentrated in the Latin America region, slightly offset these increases, and contributed to a reduction in Adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2014, availability under the Revolving Credit Facility was $384.5 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $15.5 million. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At December 31, 2014, our available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $20.0 million.
We or our affiliates, at any time and from time to time, may purchase the Dollar Senior Notes, the Euro Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Cash Flows
Successor years ended December 31, 2014 and 2013 as well as the Successor period from August 24 through December 31, 2012 and Predecessor year ended December 31, 2012 and Predecessor period from January 1 through January 31, 2013.

	Successor			Predecessor
	Year Ended December 31,		Period from August 24 through December 31,	Period from January 1 through January 31,	Year Ended December 31,
(In millions)	2014	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities:
Net income (loss)	$34.7	$(218.9)	$(29.0)	$8.5	$247.8
Depreciation and amortization	308.7	300.7	—	9.9	110.7
Deferred income taxes	(38.2)	(120.8)	—	9.1	9.1
Amortization of financing costs and original issue discount	21.0	18.4	—	—	—
Fair value of acquired inventory sold	—	103.7	—	—	—
Foreign exchange losses	75.1	48.9	—	4.5	—
Bridge financing commitment fees	—	25.0	—	—	—
Other non-cash items	(11.2)	20.6	—	(3.9)	7.6
Net income (loss) adjusted for non-cash items	390.1	177.6	(29.0)	28.1	375.2
Changes in operating assets and liabilities	(138.7)	199.2	29.0	(65.8)	13.6
Operating activities	251.4	376.8	—	(37.7)	388.8
Investing activities	(178.5)	(5,011.2)	—	(8.3)	(88.2)
Financing activities	(123.2)	5,098.1	—	43.0	(290.6)
Effect of exchange rate changes on cash	(26.9)	(4.4)	—	—	(0.1)
Net increase (decrease) in cash and cash equivalents	$(77.2)	$459.3	$—	$(3.0)	$9.9
Year Ended December 31, 2014 (Successor)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was $251.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $390.1 million. This was partially offset by net increases in working capital of $138.7 million. The most significant drivers in working capital were increases in receivables, inventory and other assets of $119.0 million due primarily to increased net sales and inventory builds to support ongoing operational demands compared to the year ended December 31, 2013, as well as, reductions of other accrued liabilities of $54.8 million primarily related to the payment of nonrecurring transition-related costs, including restructuring costs, partially offset by a $53.6 million increase in accounts payable.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2014 was $178.5 million. This use was driven primarily by purchases of property, plant and equipment of $188.4 million, the purchase of increased ownership in a majority owned joint venture of $6.5 million and an increase of $4.7 million in restricted cash, partially offset by $21.3 million of proceeds from sales of assets. Purchases of property, plant and equipment includes approximately $74.8 million associated with our transition-related capital projects including our information technology systems and finalization of our transition of our global office relocations.

Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2014 was $123.2 million. The change was primarily driven by repayments of term loans of $121.1 million. These payments were comprised of a $100.0 million prepayment on our Dollar Term Loan made during the year ended December 31, 2014, along with $21.1 million of quarterly principal repayments as required under the Credit Agreement. In addition, we repaid short-term borrowings of $33.8 million partially offset by proceeds received from short-term borrowing during the period of $30.7 million. During the year ended December 31, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities.
We received $2.5 million through the sale of common shares during the year ended December 31, 2014. We also received $3.0 million related to the exercise of stock options.
Dividends paid to noncontrolling interests totaled $2.2 million for the year ended December 31, 2014.
Year ended December 31, 2013 (Successor)
Net Cash Provided by Operating Activities
Cash provided by operating activities was $376.8 million for the Successor year ended December 31, 2013. The cash flow from operations was the result of cash flows generated by operating earnings and reductions in net working capital, partially offset by merger and acquisition related costs and transition costs associated with our separation from DuPont. An increase in trade and notes receivable was due largely to higher sales levels during the Successor year ended December 31, 2013 resulted in an outflow of cash of $6.4 million. A decrease in inventories resulted in a generation of cash of $33.9 million. The decrease in inventories was primarily the result of the continued focus on working capital levels relative to demand and lower raw material costs. An increase in accounts payable favorably impacted cash flow from operations by $67.1 million. The increase in accounts payable was due in part to the separation from DuPont in February 2013, which resulted in the establishment of new credit terms with our new vendors as a standalone company, including certain raw materials contracts with DuPont, which were historically related party purchases in the Predecessor period. Prior to the Acquisition, transactions between DuPont and DPC were deemed to be settled immediately through the parent company net investment. Further contributing to the cash flows provided by operating activities was an increase in accrued liabilities of $193.1 million related to the timing of cash payments for annual employee performance related benefits, which were paid by DuPont for the 2012 performance period. The remaining increases in accrued liabilities had no impact on cash flows from operations, including severance-related liabilities and transition-related expenses, which had been accrued as of December 31, 2013 and had an offsetting impact within Net income (loss). Offsetting this operating activity was cash used in operating activities related to the restructuring activities during the year ended December 31, 2013, for which $23.7 million of payments were made.
Net Cash Used for Investing Activities
During the Successor year ended December 31, 2013, we acquired DPC for a purchase price of $4,907.3 million. Cash acquired was $79.7 million, which resulted in a net cash outflow of $4,827.6 million to acquire DPC.
During the Successor year ended December 31, 2013, we entered into a foreign currency contract to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and the proceeds from the issuance of Euro Senior Notes. Net cash used to settle the derivative instrument was $19.4 million. Additionally, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loan for a premium of $3.1 million.
Purchases of property, plant and equipment during the Successor year ending December 31, 2013, were $107.3 million, which included transition costs related to our transition to a standalone entity, which included costs to transition off of the DuPont information technology systems. In addition to the transition costs, we incurred costs for several growth and improvement initiatives including the waterborne projects in Jiading, China and Front Royal, Virginia.
During the Successor year ended December 31, 2013, we also invested $54.5 million for a real estate property.
Net Cash Provided by Financing Activities
As part of the Acquisition, on February 1, 2013 Carlyle made the Equity Contribution of $1,350.0 million. Further, there were additional equity contributions of $5.4 million during the Successor year ended December 31, 2013.
Borrowings during the Successor year ended December 31, 2013 included $2,817.3 million of proceeds from borrowings under our Senior Secured Credit Facilities, net of original issue discount of $25.7 million, and the issuance of our Senior Notes in the amount of $1,089.4 million. We paid $126.0 million of deferred financing costs associated with issuing the Dollar Senior Notes and Euro Senior Notes and entering into the Senior Secured Credit Facilities and $25.0 million of commitment fees related to the Bridge Facility. Other short-term borrowings during the Successor year ended December 31, 2013 also included short-term borrowings of $38.8 million.
During the Successor year ended December 31, 2013, we made our required quarterly amortization payments on the Dollar Term Loan and Euro Term Loan totaling $21.3 million, as well as payments of $25.3 million on short-term borrowings.

During the Successor year ended December 31, 2013, dividends paid to noncontrolling interests totaled $5.2 million.
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
Year ended December 31, 2012 (Predecessor)
Net Cash Provided by Operating Activities
Cash provided by operating activities was $388.8 million for the Predecessor year ended December 31, 2012. Cash provided by net income adjusted for other non-cash income statement items totaled $375.2 million for the Predecessor year ended December 31, 2012. Cash provided by operating assets and liabilities totaled $13.6 million for the year ended December 31, 2012. Increases in accounts payable and other current liabilities, of $54.9 million and $36.4 million, respectively, primarily related to increased employee incentive compensation and transition related liabilities, were partially offset by increases in trade accounts and notes receivable of $58.9 million and decreases in other liabilities of $25.9 million.
Net Cash Used for Investing Activities
Cash used for investing activities for the Predecessor year ended December 31, 2012 was $88.2 million. This was primarily driven by $73.2 million in purchases of property, plant, and equipment and $21.6 million in purchases of intangibles.
Net Cash Used for Financing Activities
Cash used for financing activities for the Predecessor year ended December 31, 2012 was $290.6 million which mainly represents the net cash provided by operating activities less net cash used in investing activities discussed above as a result of DuPont’s centralized cash management system, as well as DuPont incurring costs on behalf of DPC.
Financial Condition
We had cash and cash equivalents at December 31, 2014 and 2013 of $382.1 million and $459.3 million, respectively. Of these balances, $264.2 million and $385.2 million were maintained in non-U.S. jurisdictions as of December 31, 2014 and 2013, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund the transition-related costs, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future.
The following table details our borrowings outstanding at the periods indicated:

	Year Ended December 31,
(In millions)	2014	2013
Dollar Term Loan	$2,165.5	$2,282.8
Euro Term Loan	481.0	547.7
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	305.3	344.9
Short-term borrowings	12.2	18.2
Other	0.7	—
Unamortized original issue discount	(18.3)	(22.7)
	3,696.4	3,920.9
Less:
Short term borrowings	12.2	18.2
Current portion of long-term borrowings	27.9	28.5
Long-term debt	$3,656.3	$3,874.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, are more fully described in Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At December 31, 2014 and 2013, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $384.5 million and $379.3 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
The following tables detail our borrowings outstanding and the associated interest expense, including amortization of debt issuance costs and debt discounts, and average effective interest rates for such borrowings for the Successor years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31, 2014
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,628.2	4.7%	$127.6
Revolving Credit Facility	—	N/A	4.7
Senior Notes	1,055.3	7.3%	78.6
Short-term and Other borrowings	12.9	Various	1.4
Total	$3,696.4		$212.3

	Year Ended December 31, 2013
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,807.8	5.6%	$139.0
Revolving Credit Facility	—	N/A	4.5
Senior Notes	1,094.9	7.5%	71.8
Short-term borrowings	18.2	Various	1.4
Total	$3,920.9		$216.7

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2014:

	Contractual Obligations Due In:
(In millions)	Total	2015	2016-2017	2018-2019	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
Dollar Term Loan	$2,165.5	$23.0	$46.0	$46.0	$2,050.5
Euro Term Loan	481.0	4.9	9.8	9.8	456.5
Senior Notes, consisting of the following:
Dollar Senior Notes	750.0	—	—	—	750.0
Euro Senior Notes	305.3	—	—	—	305.3
Other borrowings	12.9	12.2	—	0.7	—
Interest payments (1)	998.6	176.3	349.7	341.3	131.3
Operating Leases	208.6	50.6	63.1	47.2	47.7
Pension contributions (2)	16.5	16.5	—	—	—
Purchase obligations	36.9	11.7	18.5	6.7	—
Uncertain tax positions, including interest and penalties (3)	—	—	—	—	—
Total	$4,975.3	$295.2	$487.1	$451.7	$3,741.3

(1)
Amounts assume that the Senior Secured Credit Facilities and Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events. Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our Dollar Term Loan, Euro Term Loan and the Senior Notes. Future interest payments assume December 31, 2014 interest rates will prevail throughout all future periods. Actual interest payments and repayment amounts may change.

(2)
We expect to make contributions to our defined benefit pension plans beyond 2015; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2015.

(3)
As of December 31, 2014, we had approximately $5.6 million of uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regards future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2014 (Successor).

(In millions)
2015	$40.1
2016	27.9
2017	27.9
2018	28.6
2019	27.9
Thereafter	3,562.3
Total	$3,714.7
Off Balance Sheet Arrangements
In connection with the Acquisition, we assumed certain obligations under which we directly guarantee various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2014 and 2013 (Successor) we had directly guaranteed $2.2 million and $1.6 million of such obligations, respectively. These represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at December 31, 2014 and 2013.
No other off balance sheet arrangements existed as of December 31, 2014 or 2013.

Recent Accounting Guidance
See Note 4 "Recent Accounting Guidance" to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP unless otherwise noted. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 3 to the consolidated and combined financial statements included elsewhere in this Annual Report.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements.
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, asset lives and market multiples, among other items.
The fair values of intangible assets were estimated using an income approach, either the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet the evolving business needs and competitively produce our existing products.
The fair value of real properties acquired was based on the consideration of their highest and best use in the market. The fair values of property, plant, and equipment, other than real properties, were based on the consideration that unless otherwise identified, they will continue to be used "as is" and as part of the ongoing business. In contemplation of the in-use premise and the nature of the assets, the fair value was developed primarily using a cost approach. The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.
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
The results of operations for businesses acquired are included in the financial statements from the date of the acquisition.
See Note 5 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail on the Acquisition and related accounting.
Asset Impairments
Factors that could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Part I, Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K.

Goodwill
As discussed in Note 3, "Summary of Significant Accounting Policies," under Item 8 of this Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually. Intangibles are tested for impairment using a quantitative impairment model. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment for some or all of our reporting units and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating a reporting unit’s fair value.
For the 2014 impairment tests, we utilized both the qualitative and quantitative methods to assess impairment. None of our goodwill was impaired based on the results of the testing.
The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. We believe that the amounts recorded in the financial statements related to goodwill are based on the best estimates and judgments of the appropriate Axalta management, although actual outcomes could differ from our estimates.
Goodwill is allocated to, and evaluated for impairment at, the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two operating segments - Performance Coatings and Transportation Coatings - that also serve as our reportable segments. We have goodwill allocated to eight reporting units. At December 31, 2014, our $1,001.1 million in total goodwill is allocated to reportable segments as follows: $933.6 million in Performance Coatings and $67.5 million in Transportation Coatings.
Other intangible assets
We conducted our 2014 annual indefinite-lived intangible assets impairment assessment as of October 1, 2014 and plan to update this assessment annually each October, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of indefinite-lived intangible assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. Each year, we evaluate those intangible assets with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. When testing indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following:

•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance; and

•	other relevant entity-specific events.
Based on the results of our annual impairment review conducted in October 2014, management concluded that the fair value exceeded carrying value and no impairments existed.
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 4 to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. Once these assets are fully amortized, they are removed from the balance sheet.
The in-process research and development projects we acquired are considered indefinite-lived intangible assets until the abandonment or completion of the associated research and development efforts. Upon completion of the research and development process, the carrying values of acquired in process research and development projects are reclassified as definite-lived assets and are amortized over their useful lives. If the project is abandoned, we record the write-off as a loss in the statement of operations. During the years ended December 31, 2014 and 2013, we abandoned certain projects with carrying amounts of $0.1 million and $3.2 million, respectively, and recorded losses associated with these projects, which are included as components of amortization of acquired intangibles in the consolidated statements of operations.

Long-Lived Assets
Long-lived assets, which includes property, plant and equipment, and definite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. An impairment loss is recognized in the statement of operations in the period that the impairment occurs.
Stock-Based Compensation
Successor periods
During 2013, we granted approximately 4.1 million, 5.7 million and 6.4 million non-qualified service-based stock options to certain employees with strike prices of $5.92, $8.88 and $11.84 (per share), respectively.
During 2014, we granted 1.6 million non-qualified service-based stock options to certain employees with strike prices of $5.92, $7.21, $8.88 and $11.84 per share. Options generally vest over a 5-year period, and vesting of a portion of the options could accelerate in the event of a change in control or certain other events. Option life cannot exceed ten years.
For the years ended December 31, 2014 and 2013, we recorded compensation expense of $8.0 million and $7.4 million, respectively. Compensation expense related to service-based non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Black-Scholes option pricing model and is being recognized as compensation expense over the service period utilizing graded vesting. At the grant date, we estimated a forfeiture rate of zero due to the limited history and expectations of forfeitures.
The fair value of options granted in 2013 ranged from $0.95 per share to $2.01 per share. The fair value of options granted in 2014 ranged from $1.51 per share to $3.01 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Key Assumptions	2014 Grants	2013 Grants
Expected Term	7.81 years	7.81 years
Volatility	28.28%	28.61%
Dividend Yield	—%	—%
Discount Rate	2.21%	2.13%
To estimate the expected stock option term for the $5.92 and $7.21 stock options referred to above, we used the simplified method, as the options were granted at fair value and we were a privately-held company at the grant date and had no exercise history. Based upon this simplified method, the $5.92 and $7.21 per share stock options have an expected term of 6.5 years. The strike price for the $8.88 and $11.84 per share tranches of options exceeded the fair value at the grant date, which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
Because we were a privately-held company with no trading history at the time of these grants, expected volatility was estimated using trading data derived from publicly held peer group companies over the expected term of the options. We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. The discount rate was derived from the U.S. Treasury yield curve.
During 2013, we sold 1.3 million common shares to certain employees at fair value for $7.4 million in proceeds. Because we were not publicly traded on the grant date, the market value of the stock for the 2013 stock awards was estimated based upon the Acquisition price as there were no significant changes in operations since the closing date of February 1, 2013. During 2014, we sold 0.3 million common shares at fair value for $2.5 million in proceeds.
For the 2014 stock awards, we estimated the per share fair value of our common shares using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation" (the "Practice Aid"). In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the fact that we were a private company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies; and

•	the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.
For the contemporaneous valuation of our common shares, management estimated, as of the issuance date, our enterprise value on a continuing operations basis, using the income and market approaches, as described in the Practice Aid. The income approach utilized the discounted cash flow ("DCF") methodology based on our financial forecasts and projections, as detailed below. The market approach utilized the Guideline Public Company and Guideline Transactions methods, as detailed below.
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
Awards issued subsequent to our IPO have been, and will continue to be, valued based on the market price of the shares on the date of the grant.
See Note 11 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock based compensation.
Predecessor periods
DuPont maintained certain stock-based compensation plans for the benefit of certain of its officers, directors and employees, including, prior to the Acquisition, certain DPC employees. DPC recognized stock-based compensation within the consolidated and combined statement of operations based upon fair values. Total stock-based compensation expense included in the consolidated and combined statement of operations was $0.1 million and $0.5 million for the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012, respectively.
Retirement Benefits
Successor periods
In connection with the Acquisition, we assumed certain defined benefit pension plan and other long-term employee benefit plan obligations and acquired certain related plan assets for both current and former employees of our subsidiaries.
The defined benefit pension plans for our subsidiaries represent single-employer plans. ASC 805, Business Combinations, requires recognition of a pension asset or liability of a single-employer defined benefit pension plan in connection with recording assets and liabilities of a business combination accounted for as a purchase. A pension liability is recorded for the excess of the projected benefit obligation over the fair value of the plan assets. The projected benefit obligation and the fair value of plan assets were remeasured at the acquisition date using current discount rates and assumptions. The amount recorded for the pension asset or liability in a purchase transaction essentially represents a "fresh start" approach. Accordingly, our subsequent net periodic pension cost does not include amortization of any prior service cost/credit, net gain or loss, or transition amount that existed prior to the date of the Acquisition.
The defined benefit obligations for remaining current employees of non-U.S. subsidiaries assumed by us were carved out of defined benefit pension plans retained by DuPont. We have created new defined benefit pension plans and are in the process of finalizing the creation of new defined benefit pension plans for all affected participants. The Acquisition Agreement requires DuPont to transfer assets generally in the form of cash, insurance contracts or marketable securities from DuPont’s defined benefit pension plans to our defined benefit pension plans. As of December 31, 2014, DuPont had completed the asset transfers for all plans except the plan covering the Company’s Canadian employees. The Canadian plan assets continue to be invested and managed by DuPont until the required regulatory approvals are received at which time the assets will be transferred to a newly created trust.

For multiemployer plans, ASC 805, Business Combinations, requires an obligation to the plan for a portion of its unfunded benefit obligations to be established at the acquisition date when withdrawal from the multiemployer plan is probable. As withdrawal from the DuPont defined benefit pension plan and related transfer of plan assets were required pursuant to the Acquisition Agreement, an estimate of the unfunded benefit obligations was recorded as of the closing date of the Acquisition for certain foreign benefit plans. The plan assets have been or will be directly transferred to the pension trust. Accordingly, assumed defined benefit obligations were presented net of the estimate of the plan assets to be transferred by DuPont.
The amounts recognized in the audited financial statements related to pension and other long-term employee benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, mortality rates and health care costs trend rates. These assumptions are updated annually and are disclosed in Note 10 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized and obligations recorded in future periods.
The discount rate is determined as of each measurement date based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The estimated impact of a 100 basis point increase of the discount rate to the net periodic benefit cost for 2015 would result in an increase of $0.4 million, while the impact of a 100 basis point decrease of the discount rate would result in an increase of approximately $0.9 million. The estimated impact of a 100 basis point increase of the expected return on asset assumption on the net periodic benefit cost for 2015 would result in a decrease of approximately $2.1 million, while the impact of a 100 basis point decrease would result in an increase of $2.1 million.
Predecessor periods
Certain of DPC’s employees participated in defined benefit pension and other long-term employee benefit plans accounted for in accordance with the guidance for defined benefit pension and other long-term employee benefit plans in accordance with ASC 715, Compensation—Retirement Benefits. Certain DPC employees were previously covered under DuPont and DuPont subsidiaries’ sponsored plans, which were accounted for in accordance with accounting guidance in ASC 715. The majority of pension and other long-term employee benefit expenses during the Predecessor periods were specifically identified by employee. In addition, a portion of expense was allocated in shared entities and reported with cost of goods sold, selling, general and administrative expenses and research and development expenses in the Predecessor consolidated and combined statements of operations. For the U.S. pension plan and other defined benefit plans (the U.S. plans), DuPont considered DPC employees to be part of a multiemployer plan of DuPont. The expense related to the current and former employees of DPC is included in the Predecessor consolidated and combined financial statements. Non U.S. pensions and other long-term employee benefit plans (the non-U.S. plans) were accounted for as single employer plans where DPC recorded assets, liabilities and expenses related to the current DPC workforce.
Income taxes
Successor periods
The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.
At December 31, 2014, we had a net deferred tax asset balance of $99.0 million, after valuation allowances of $101.9 million. At December 31, 2013, we had a net deferred tax asset balance of $16.0 million, after valuation allowances of $63.4 million. In evaluating the ability to realize deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. At December 31, 2014 and 2013 deferred income taxes of approximately $8.5 million and $15.9 million have been provided on such subsidiary earnings, respectively.

The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2014 and 2013, the Company had gross unrecognized tax benefits for both domestic and foreign operations of $5.3 million and $38.9 million, respectively.
See Note 14 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.
Predecessor periods
During the Predecessor periods, we attributed current and deferred income taxes of DuPont to the DPC standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740, Income Taxes. Accordingly, our income tax provision was prepared following the "Separate Return Method." The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, we may not have included in the separate consolidated and combined financial statements of the Predecessor actual tax transactions included in the consolidated financial statements of DuPont. Similarly, the tax treatment of certain items reflected in the separate Predecessor consolidated and combined financial statements may not be reflected in the consolidated financial statements and tax returns of DuPont; therefore, such items as alternative minimum tax, net operating losses, credit carryforwards and valuation allowances may exist in the standalone financial statements that may or may not exist in DuPont’s consolidated financial statements.
The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the period. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Income tax related penalties are included in the provision for income taxes.
In general, the taxable income (loss) of our various entities was included in DuPont’s consolidated tax returns, where applicable in jurisdictions around the world. As such, we have not historically prepared separate income tax returns for many of our entities. Consequently, income taxes currently payable for these entities are deemed to have been remitted to DuPont, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from DuPont in the period that we would have recognized a refund had we been a separate taxpayer.
Prior to the presale structuring that occurred in the latter part of 2012, no direct ownership relationships existed among all our various legal entities. Consequently, no provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates. Four new Dutch holding companies were created in 2012 to hold a significant portion of the DPC operations in Latin America, EMEA and Asia. No provision was made for income taxes on unremitted earnings of subsidiaries and affiliates due to the indirect ownership structure (for entities not owned by the new Dutch holding companies) and because earnings of the direct subsidiaries of the new Dutch holding companies were deemed to be indefinitely invested.
Derivatives and Hedging
For derivatives designated as cash flow hedges, if any, we measure hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of the hedges are recorded in the consolidated statement of operations in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in the statement of operations.
We account for interest rate swaps related to our existing long-term borrowings as cash flow hedges. The fair values of the derivatives are classified as current and noncurrent in the balance sheet based upon the maturity of the underlying derivative. As of December 31, 2014 and 2013, theses balances are classified as noncurrent in the consolidated balance sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The ineffective portions of the changes in fair values of the derivatives are recorded in interest expense in the period ineffectiveness is determined.
If no hedging relationship is designated, derivatives are marked to market through the statement of operations. Cash flows from derivatives are recognized in the statement of cash flows in a manner consistent with the underlying transactions.

See Note 24 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our derivatives and hedging instruments.
Foreign Currency Translation
Successor periods
Our reporting currency is the U.S. dollar. As a result of the Acquisition, we reevaluated our functional currency accounting conclusions. Due primarily to our new legal entity organization structure, global cash management and raw material sourcing strategies, we determined that the functional currency of certain subsidiaries operating outside of the United States is the local currency of the respective subsidiaries. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the consolidated balance sheet.
Gains and losses from transactions denominated in foreign currencies other than an entities’ functional currency are included in the consolidated statement of operations in Other expense, net.
Predecessor periods
For the Predecessor period, our reporting currency was the U.S. dollar. DuPont management determined that the U.S. dollar was the functional currency of DPC’s legal entities and this functional currency was appropriate for the DPC organizational legal entity structure and the economic environment in which DPC operated during the period covered by the Predecessor combined financial statements. For these legal entities, foreign currency denominated asset and liability amounts were remeasured into U.S. dollars at the end-of-period exchange rates. Nonmonetary assets, such as inventories, prepaid expenses, fixed assets and intangible assets were remeasured in U.S. dollars at historical exchange rates. Foreign currency denominated income and expense elements were remeasured into U.S. dollars at average exchange rates in effect during the year, except for expenses related to nonmonetary assets, which were remeasured at historical exchange rates.
Gains and losses from transactions denominated in foreign currencies other than an entities’ functional currency are included in the combined statement of operations in Other expense, net.
Allowance for doubtful accounts
We maintain an allowance for doubtful accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall geographic and industry-specific economic conditions, statutory requirements, accounts receivable turnover, historical and anticipated customer performance, historical experience with write-offs as a standalone company and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed and local legal requirements are met, the receivable is written off against the allowance.
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, pending or threatened litigation against the Company and the resolution of matters related to open tax years.
Environmental remediation costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically as additional information received as remediation progresses.
We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter.
For more information on these matters, see Note 9 and Note 14 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL INFORMATION
The unaudited pro forma consolidated and combined financial information for year ended December 31, 2013 below was derived from our audited financial statements for the year ended December 31, 2013 and the related notes thereto and the audited financial statements for the DPC business for the period from January 1, 2013 through January 31, 2013 and the related notes thereto, each of which are included elsewhere in this Annual Report on Form 10-K.
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
The financing to fund the purchase price for the Acquisition is referred to herein as the "Financing."
Our unaudited pro forma consolidated and combined statements of operations are presented for the year ended December 31, 2013, assuming:

•	the Acquisition was completed on January 1, 2013;

•	the Financing was completed on January 1, 2013.
As the Acquisition and the Financing transactions are reflected in the historical consolidated balance sheet at December 31, 2013 included elsewhere in this Annual Report in Form 10-K, our unaudited pro forma consolidated and combined statements of operations only reflect the Acquisition and Financing transactions in the pro forma consolidated and combined statement of operations for the year ended December 31, 2013. Historically, the DPC businesses were managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to DPC and reflected as expenses in the standalone Predecessor combined financial statements. DuPont had historically provided various services to the DPC business, including cash management, utilities and facilities management, information technology, finance/accounting, tax, legal, human resources, site services, data processing, security, payroll, employee benefit administration, insurance administration and telecommunications. The cost of these services were allocated to the Predecessor in the combined financial statements using various allocation methods. See Note 8 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the historical allocations for the period from January 1, 2013 through January 31, 2013.
The unaudited pro forma information set forth below is based upon available information and assumptions that we believe are reasonable. The unaudited pro forma information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the above transactions occurred on the dates indicated. The unaudited pro forma information also should not be considered representative of our future financial condition or results of operations. We believe that the unaudited pro forma information provides investors with meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. This unaudited pro forma information should not be considered alternatives to our financial information prepared in accordance with U. S. GAAP.
You should read the information contained in this table in conjunction with Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Unaudited Pro Forma Consolidated and Combined Statement of Operations
For the Year Ended December 31, 2013
(In millions, except per share data)

	Successor	Predecessor
	Year Ended December 31, 2013	Period from January 1 through January 31, 2013	Adjustments for Acquisition		Adjustments for Financing		Pro forma
Net sales	$3,951.1	$326.2	$—		$—		$4,277.3
Other revenue	35.7	1.1	—		—		36.8
Total revenue	3,986.8	327.3	—		—		4,314.1
Cost of goods sold	2,772.8	232.2	(96.0)	(a)	—		2,909.0
Selling, general and administrative expenses	1,040.6	70.8	2.2	(a)	—		1,113.6
Research and development expenses	40.5	3.7	—		—		44.2
Amortization of acquired intangibles	79.9	—	6.6	(b)	—		86.5
Merger and acquisition related expenses	28.1	—	(28.1)	(c)	—		—
Income from operations	24.9	20.6	115.3		—		160.8
Interest expense, net	215.1	—	—		19.7	(e)	234.8
Bridge financing commitment fees	25.0	—	—		(25.0)	(f)	—
Other expense, net	48.5	5.0	(19.4)	(d)	—		34.1
Income (loss) before income taxes	(263.7)	15.6	134.7		5.3		(108.1)
Provision (benefit) for income taxes	(44.8)	7.1	36.3	(g)	0.1	(g)	(1.3)
Net income (loss)	(218.9)	8.5	98.4		5.2		(106.8)
Less: Net income attributable to noncontrolling interests	6.0	0.6	—		—		6.6
Net income (loss) attributable to controlling interests	$(224.9)	$7.9	$98.4		$5.2		$(113.4)
Per share data:
Earnings (loss) per share:
Basic and diluted	$(0.97)						$(0.50)
Weighted average shares outstanding:
Basic and diluted	228.3						228.3

Notes To Unaudited Pro Forma Consolidated and Combined Statement of Operations

The Acquisition
(a) Represents the net pro forma adjustment to cost of sales resulting from the application of acquisition accounting (in millions):

Year ended December 31, 2013
Total increase in depreciation (1)	$7.9
Impact to cost of sales for conforming Predecessor periods to weighted average cost flow assumption (2)	(0.2)
Impact to cost of sales for inventory step-up related to the Acquisition (3)	(103.7)
Decrease applicable to cost of goods sold	$(96.0)

(1)	Represents incremental depreciation applicable to purchase price allocation to tangible assets. The allocation of incremental depreciation expense is based on Axalta’s historical classification.
Assumed allocation of purchase price to fair value of property, plant and equipment (in millions):

			Estimated annual depreciation and amortization
	Acquisition Date Fair Value	Estimated useful life	Year ended December 31, 2013
Description:
Property, plant and equipment	$1,705.9	Various	$208.2
Less: Aggregated historical depreciation			(198.1)
			$10.1
Reflected in:
Cost of goods sold			$7.9
Selling, general and administrative expenses			2.2
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
Assumed allocation of purchase price to fair value of amortizable intangibles (in millions):

	DuPont Performance Coatings Acquisition	Weighted average estimated useful life(years)	Estimated annual depreciation and amortization Year ended December 31, 2013
Description:
Technology	$403.0	10	$40.3
Trademarks	41.7	14.8	2.8
Customer relationships	764.3	19.4	39.8
Non-compete	1.5	4	0.4
Less: Aggregated historical amortization (1)			(76.7)
			$6.6

(1)	Exclusive of the $3.2 million associated with abandoned acquired in process research and development projects.

Notes To Unaudited Pro Forma Consolidated and Combined Statement of Operations

(c) Represents the net adjustment to remove one-time non-recurring expenses related to the Acquisition (in millions):

Year ended December 31, 2013
Decrease in acquisition-related transaction expenses	$(28.1)
(d) Represents the adjustment to remove the non-recurring loss on foreign currency contract directly related to the Acquisition (in millions):

Year ended December 31, 2013
Acquisition related loss on foreign currency contract to hedge Euro denominated financing	$(19.4)
The Financing
(e) Represents the pro forma adjustments to interest expense applicable to the Financing, as follows (in millions):

Year ended December 31, 2013
Borrowings under Term Loans (1)	$11.4
Borrowings under Senior Notes (2)	6.3
Revolver unused availability fee (3)	0.2
Amortization of deferred financing fees and original issue discount (4)	1.8
Total pro forma interest expense	$19.7
Less: Aggregated historical interest expense	—
$19.7

(1)
Based on the terms of the Financing at the Acquisition date, reflects pro forma interest expense based on $2.3 billion of borrowings under Dollar Term Loans at an assumed minimal base rate of 1.25% plus an applicable margin of 3.50% and €400 million of borrowings under Euro Term Loans at an assumed minimal base rate of 1.25% plus an applicable margin of 4.00%. A 0.125% increase or decrease in the interest rate on the Term Loan facility would increase or decrease our annual interest expense by $0.3 million.

(2)	Reflects pro forma interest expense based on $750 million Dollar Senior Notes at 7.375% and €250 million Euro Senior Notes (approximately $331.9 million) at 5.75%.

(3)	Based on unused availability of $400.0 million under the Revolving Credit Facility with an unused facility charge of 0.5% per annum.

(4)	Reflects the non-cash amortization of deferred financing fees and original issue discount related to the Financing over the term of the related facility.
(f) Represents pro forma adjustment to remove bridge loan commitment fees

Year ended December 31, 2013
Removal of bridge loan commitment fee	$(25.0)

Notes To Unaudited Pro Forma Consolidated and Combined Statement of Operations

The Transactions
(g) Represents pro forma adjustments to the tax provision as a result of the Acquisition and the Financing (in millions)

Year ended December 31, 2013	Pro forma adjustment	Weighted average statutory income tax rate		Year ended December 31, 2013
The Acquisition
Pro forma adjustment (a), depreciation	$10.1	33.0%	(3)	$(3.3)
Pro forma adjustment (a), LIFO to weighted average	(0.2)	33.2%	(3)	0.1
Pro forma adjustment (a), inventory step-up	(103.7)	33.2%	(3)	34.5
Pro forma adjustment (b), amortization of intangibles	6.6	23.4%	(1)	(1.5)
Pro forma adjustment (c), acquisition related expenses	(28.1)	23.1%	(1)	6.5
Pro forma adjustment (d), foreign currency contract	(19.4)	—%	(4)	—
Pro forma adjustment to income tax provision				$36.3
The Financing
Pro forma adjustment (e), interest expense	$19.7	15.3%	(2)	$(3.0)
Pro forma adjustment (f), bridge loan commitment fees	(25.0)	12.4%	(2)	3.1
Pro forma adjustment to income tax provision				$0.1

(1)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Luxembourg (a)	—%
Germany	32.5%

(a)	Represents our effective tax rate due to prior and expected continued net operating losses.

(2)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Netherlands (a)	—%

(a)	Represents our effective tax rate due to prior and expected continued net operating losses.

(3)	Reflects our weighted average statutory tax rate consisting primarily of the following jurisdictions and related rates:

Jurisdiction	Statutory Rate
United States	38.5%
Brazil	34.0%
Germany	32.5%

(4)	Reflects our Netherlands effective tax rate due to prior and expected continued net operating losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates since we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings.
We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn and to the extent that the Eurocurrency Rate (as defined in the credit agreement governing the Senior Secured Credit Facilities) is in excess of the floor rate of the Senior Secured Credit Facilities) would have an annual impact of a benefit of approximately $3.0 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes.
During the Successor year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps qualified and were designated as cash flow hedges. The interest rate swaps are in place through September 2017. In addition to interest rate swaps, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loan that matures on September 29, 2017. The interest rate cap is not designated as a hedging instrument. As such, the changes in fair value of the interest rate cap are recorded in interest expense in the current period.
As discussed in Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K, we took additional measures to reduce our cost of borrowing by entering into an amendment to the Senior Secured Credit Facilities as of February 3, 2014. The re-pricing enacted pursuant to the amendment reduces the margin applicable to our cost of borrowing on our Dollar Term Loan from 3.5% to 3.0% for Eurocurrency Rate Loans and from 2.5% to 2.0% for Base Rate Loans and our cost of borrowing under the Euro Term Loan facility from 4.0% to 3.25%. The amendment provides for an additional reduction of these rates by 25 basis points if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. In addition, the LIBOR floor on each term loan was reduced from 1.25% to 1.00% and the base rate floor on the Dollar Term Loan facility was reduced from 2.25% to 2.0%.
Foreign exchange rates risk
We are exposed to foreign currency risk by virtue of our international operations. The majority of our net sales for the Successor years ended December 31, 2014 and 2013, the Predecessor year ended December 31, 2012 and the Predecessor period from January 1, 2013 to January 31, 2013 were from operations/sales outside the United States.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We incur significant revenues and incur significant costs in foreign currencies including the Euro, Mexican peso, Brazilian real, the Chinese yuan/renminbi and the Venezuelan bolívar. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.

Our Euro Senior Notes and the Euro Term Loan are denominated in Euro. As a result, movements in the Euro exchange rate in relation to the U.S. dollar could cause the amount of Euro Senior Notes and Euro Term Loan borrowings to fluctuate, impacting our future profitability and cash flows.
Additionally, in order to fund the purchase price for certain assets of DPC and the capital stock and other equity interests of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In certain instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations.
Commodity price risk
We are subject to changes in our cost of sales caused by movements in underlying commodity prices (primarily oil and natural gas). Approximately 50% of our cost of sales is represented by raw materials. A substantial portion of the purchased raw materials include monomers, pigments, resins and solvents. Our price fluctuations generally follow industry indices. We historically have not entered into long-term purchase contracts related to the purchase of raw materials. If and when appropriate, we intend to manage these risks using purchase contracts with our suppliers.
Treasury policy
Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is to not engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Axalta Coating Systems Ltd. and its subsidiaries (Successor) at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and for the period from August 24, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.

In our opinion, the accompanying combined statements of operations, of comprehensive income (loss), of changes in DuPont’s net investment in DuPont Performance Coatings and of cash flows present fairly, in all material respects, the results of operations and of cash flows of DuPont Performance Coatings (Predecessor), a business formerly owned by E. I. du Pont de Nemours and Company, for the period from January 1, 2013 through January 31, 2013, and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 31, 2014, except for Note 25 to the combined financial statements, as to which the date is August 20, 2014

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)
Statements of Operations
(In millions, except per share data)

	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Net sales	$4,361.7	$3,951.1	$—	$326.2	$4,219.4
Other revenue	29.8	35.7	—	1.1	37.4
Total revenue	4,391.5	3,986.8	—	327.3	4,256.8
Cost of goods sold	2,897.2	2,772.8	—	232.2	2,932.6
Selling, general and administrative expenses	991.5	1,040.6	—	70.8	873.4
Research and development expenses	49.5	40.5	—	3.7	41.5
Amortization of acquired intangibles	83.8	79.9	—	—	—
Merger and acquisition related expenses	—	28.1	29.0	—	—
Income (loss) from operations	369.5	24.9	(29.0)	20.6	409.3
Interest expense, net	217.7	215.1	—	—	—
Bridge financing commitment fees	—	25.0	—	—	—
Other expense, net	115.0	48.5	—	5.0	16.3
Income (loss) before income taxes	36.8	(263.7)	(29.0)	15.6	393.0
Provision (benefit) for income taxes	2.1	(44.8)	—	7.1	145.2
Net income (loss)	34.7	(218.9)	(29.0)	8.5	247.8
Less: Net income attributable to noncontrolling interests	7.3	6.0	—	0.6	4.5
Net income (loss) attributable to controlling interests	$27.4	$(224.9)	$(29.0)	$7.9	$243.3
Basic net income (loss) per share	$0.12	$(0.97)	$—
Diluted net income (loss) per share	$0.12	$(0.97)	$—
Basic weighted average shares outstanding	229.3	228.3	—
Diluted weighted average shares outstanding	230.3	228.3	—

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)
Statements of Comprehensive Income (Loss)
(In millions)

	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Net income (loss)	$34.7	$(218.9)	$(29.0)	$8.5	$247.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(101.1)	24.3	—	—	—
Unrealized gain (loss) on securities	0.7	(0.9)	—	0.2	0.3
Unrealized gain (loss) on derivatives	(4.6)	5.0	—	—	—
Unrealized gain (loss) on pension and other benefit plan obligations	(55.6)	11.0	—	1.1	(99.6)
Other comprehensive income (loss), before tax	(160.6)	39.4	—	1.3	(99.3)
Income tax benefit (provision) related to items of other comprehensive income	18.6	(5.4)	—	(0.4)	34.7
Other comprehensive income (loss), net of tax	(142.0)	34.0	—	0.9	(64.6)
Comprehensive income (loss)	(107.3)	(184.9)	(29.0)	9.4	183.2
Less: Comprehensive income attributable to noncontrolling interests	2.6	6.0	—	0.6	4.5
Comprehensive income (loss) attributable to controlling interests	$(109.9)	$(190.9)	$(29.0)	$8.8	$178.7

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	Successor
	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$382.1	$459.3
Restricted cash	4.7	—
Accounts and notes receivable, net	820.4	865.9
Inventories	538.3	550.2
Prepaid expenses and other	62.9	50.2
Deferred income taxes	64.5	30.0
Total current assets	1,872.9	1,955.6
Property, plant and equipment, net	1,514.1	1,622.6
Goodwill	1,001.1	1,113.6
Identifiable intangibles, net	1,300.0	1,439.6
Deferred financing costs, net	91.0	110.6
Other assets	473.7	495.1
Total assets	$6,252.8	$6,737.1
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$494.5	$478.5
Current portion of borrowings	40.1	46.7
Deferred income taxes	7.3	5.5
Other accrued liabilities	404.8	472.7
Total current liabilities	946.7	1,003.4
Long-term borrowings	3,656.3	3,874.2
Accrued pensions and other long-term employee benefits	306.4	313.2
Deferred income taxes	208.2	280.4
Other liabilities	23.2	54.1
Total liabilities	5,140.8	5,525.3
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 229.8 shares issued and outstanding at December 31, 2014; 1,000.0 shares authorized, 229.1 shares issued and outstanding at December 31, 2013	229.8	229.1
Capital in excess of par	1,144.7	1,133.7
Accumulated deficit	(226.5)	(253.9)
Accumulated other comprehensive income (loss)	(103.3)	34.0
Total Axalta shareholders’ equity	1,044.7	1,142.9
Noncontrolling interests	67.3	68.9
Total shareholders’ equity	1,112.0	1,211.8
Total liabilities and shareholders’ equity	$6,252.8	$6,737.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity (Successor) and Combined Statement of Changes in DuPont’s Net Investment in DuPont Performance Coatings (Predecessor)
(In millions)

	DuPont’s Net Investment in DuPont Performance Coatings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Predecessor
Balance January 1, 2012	$1,846.7	$(76.3)	$34.8	$1,805.2
Comprehensive income:
Net income	243.3	—	4.5	247.8
Net unrealized gain on securities, net of tax of $0.1	—	0.2	—	0.2
Long-term employee benefit plans, net of tax of $34.8	—	(64.8)	—	(64.8)
Total comprehensive income (loss)	243.3	(64.6)	4.5	183.2
Net transfers to DuPont	(283.8)	—	(3.9)	(287.7)
Deconsolidation of joint venture	(1.9)	—	(1.8)	(3.7)
Balance December 31, 2012	$1,804.3	$(140.9)	$33.6	$1,697.0
Comprehensive income:
Net income	7.9	—	0.6	8.5
Net unrealized gain on securities, net of tax of $0.0	—	0.2	—	0.2
Long-term employee benefit plans, net of tax of $0.4	—	0.7	—	0.7
Total comprehensive income	7.9	0.9	0.6	9.4
Net transfers from DuPont	43.0	—	—	43.0
Dividends declared to noncontrolling interests	—	—	(1.5)	(1.5)
Balance January 31, 2013	$1,855.2	$(140.0)	$32.7	$1,747.9

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity (Successor) and Combined Statement of Changes in DuPont’s Net Investment in DuPont Performance Coatings (Predecessor)
(In millions)

	Successor
	Common Shares	Capital In Excess Of Par	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Successor
Balance August 24, 2012	$—	$—	$—	$—	$—	$—
Comprehensive income (loss):
Net income loss	—	—	(29.0)	—	—	(29.0)
Total comprehensive loss	—	—	(29.0)	—	—	(29.0)
Balance December 31, 2012	$—	$—	$(29.0)	$—	$—	$(29.0)
Comprehensive income (loss):
Net income (loss)	—	—	(224.9)	—	6.0	(218.9)
Net unrealized loss on securities, net of tax of $0.0	—	—	—	(0.9)	—	(0.9)
Net realized and unrealized gain on derivatives, net of tax of $1.9	—	—	—	3.1	—	3.1
Long-term employee benefit plans, net of tax of $3.5	—	—	—	7.5	—	7.5
Foreign currency translation	—	—	—	24.3	—	24.3
Total comprehensive income (loss)	—	—	(224.9)	34.0	6.0	(184.9)
Equity contributions	0.1	1,355.3	—	—	—	1,355.4
Recognition of stock-based compensation	—	7.4	—	—	—	7.4
Capitalization of capital in excess of par	229.0	(229.0)	—	—	—	—
Noncontrolling interests of acquired subsidiaries	—	—	—	—	66.7	66.7
Dividends declared to noncontrolling interests	—	—	—	—	(3.8)	(3.8)
Balance December 31, 2013	$229.1	$1,133.7	$(253.9)	$34.0	$68.9	$1,211.8
Comprehensive income (loss):
Net income	—	—	27.4	—	7.3	34.7
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.7	—	0.7
Net realized and unrealized loss on derivatives, net of tax of $1.7	—	—	—	(2.9)	—	(2.9)
Long-term employee benefit plans, net of tax of $16.9	—	—	—	(38.7)	—	(38.7)
Foreign currency translation	—	—	—	(96.4)	(4.7)	(101.1)
Total comprehensive income (loss)	—	—	27.4	(137.3)	2.6	(107.3)
Equity contributions	0.3	2.2	—	—	—	2.5
Recognition of stock-based compensation	—	8.0	—	—	—	8.0
Exercises of stock options	0.4	2.6	—	—	—	3.0
Noncontrolling interests of acquired subsidiaries	—	(1.8)	—	—	(2.0)	(3.8)
Dividends declared to noncontrolling interests	—	—	—	—	(2.2)	(2.2)
Balance December 31, 2014	$229.8	$1,144.7	$(226.5)	$(103.3)	$67.3	$1,112.0
The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor) Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Operating activities:
Net income (loss)	$34.7	$(218.9)	$(29.0)	$8.5	$247.8
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	308.7	300.7	—	9.9	110.7
Amortization of financing costs and original issue discount	21.0	18.4	—	—	—
Loss on extinguishment and modification of debt	6.1	—	—	—	—
Fair value step up of acquired inventory sold	—	103.7	—	—	—
Bridge financing commitment fees	—	25.0	—	—	—
Deferred income taxes	(38.2)	(120.8)	—	9.1	9.1
Realized and unrealized foreign exchange losses, net	75.1	48.9	—	4.5	—
Stock-based compensation	8.0	7.4	—	—	—
Other non-cash, net	(25.3)	13.2	—	(3.9)	7.6
Decrease (increase) in operating assets and liabilities:
Trade accounts and notes receivable	(40.2)	(6.4)	—	25.8	(58.9)
Inventories	(24.7)	33.9	—	(19.3)	5.7
Prepaid expenses and other assets	(54.1)	(90.9)	—	3.1	1.4
Accounts payable	53.6	67.1	—	(29.9)	54.9
Other accrued liabilities	(54.8)	193.1	29.0	(43.8)	36.4
Other liabilities	(18.5)	2.4	—	(1.7)	(25.9)
Cash provided by (used for) operating activities	251.4	376.8	—	(37.7)	388.8
Investing activities:
Acquisition of DuPont Performance Coatings (net of cash acquired)	—	(4,827.6)	—	—	—
Purchase of property, plant and equipment	(188.4)	(107.3)	—	(2.4)	(73.2)
Investment in real estate property	—	(54.5)	—	—	—
Purchase of interest rate cap	—	(3.1)	—	—	—
Settlement of foreign currency contract	—	(19.4)	—	—	—
Restricted cash	(4.7)	—	—	—	—
Purchase of intangibles	(0.2)	—	—	(6.3)	(21.6)
Purchase of investment in affiliate	(6.5)	—	—	(1.2)	0.1
Proceeds from sale of assets	21.3	0.7	—	1.6	6.5
Cash used for investing activities	(178.5)	(5,011.2)	—	(8.3)	(88.2)
Financing activities:
Proceeds from long-term borrowings	0.7	3,906.7	—	—	—
Proceeds from short-term borrowings	30.7	38.8	—	—	—
Payments on short-term borrowings	(33.8)	(25.3)	—	—	(0.7)
Payments on long-term debt	(121.1)	(21.3)	—	—	—
Payments of deferred financing costs	—	(126.0)	—	—	—
Bridge financing commitment fees	—	(25.0)	—	—	—
Dividends paid to noncontrolling interests	(2.2)	(5.2)	—	—	—
Debt modification fees	(3.0)	—	—	—	—
Equity contribution	2.5	1,355.4	—	—	—
Cash received from exercises of stock options	3.0	—	—	—	—
Net transfer (to) from DuPont	—	—	—	43.0	(289.9)
Cash provided by (used for) financing activities	(123.2)	5,098.1	—	43.0	(290.6)
Increase (decrease) in cash and cash equivalents	(50.3)	463.7	—	(3.0)	10.0
Effect of exchange rate changes on cash	(26.9)	(4.4)	—	—	(0.1)
Cash and cash equivalents at beginning of period	459.3	—	—	28.7	18.8
Cash and cash equivalents at end of period	$382.1	$459.3	$—	$25.7	$28.7
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$192.0	$171.9	$—	$—	$—
Income taxes, net of refunds	$57.0	$83.1	$—	$13.3	$15.9

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(1)     GENERAL AND DESCRIPTION OF THE BUSINESS
Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), a Bermuda exempted company limited by shares formed at the direction of The Carlyle Group L.P. ("Carlyle"), was incorporated on August 24, 2012 for the purpose of consummating the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"). Axalta, through its wholly-owned indirect subsidiaries, acquired DPC on February 1, 2013.
The Acquisition
Axalta is a holding company with no business operations or assets other than cash, cash equivalents, certain indemnity receivables from DuPont and 100% of the ownership interest of Axalta Coating Systems Dutch Co. Top Coöperatief U.A., which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings A B.V. ("Dutch A B.V."), which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B B.V."). Dutch B B.V., together with its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings"), are co-borrowers under the Senior Secured Credit Facilities and co-issuers of the Senior Notes (each as defined below). Our global operations are conducted by indirect wholly-owned subsidiaries and indirect majority-owned subsidiaries.
The purchase price for the Acquisition was funded by (i) an equity contribution of $1,350.0 million into the Company by affiliates of Carlyle (the "Equity Contribution"), (ii) proceeds from borrowings under senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $2,300.0 million Dollar Term Loan facility and a €400.0 million Euro Term Loan facility both of which are due February 1, 2020 and (iii) proceeds from the issuance of $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 and the issuance of €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (collectively the "Senior Notes"). The Senior Secured Credit Facilities and the Senior Notes are more fully described in Note 22.
Initial Public Offering
On November 14, 2014, the Company completed its initial public offering ("IPO"). In the IPO, certain of the Company’s shareholders sold an aggregate of 50,000,000 common shares at a public offering price of $19.50 per share. The underwriters also exercised their over-allotment option and purchased an additional 7,500,000 common shares. The Company did not receive any proceeds from the sale of common shares in the IPO.
The Business
Axalta is a leading global manufacturer, marketer and distributor of innovative high performance coatings products primarily serving the transportation industry. Products are offered in four key end-markets including the refinish automotive aftermarket, industrial, light vehicle or automotive original equipment manufacturers ("OEM") market, and commercial vehicle market. These products include high performance liquid and powder coatings for motor vehicles OEMs, the motor vehicle aftermarket, and general industrial applications, such as coatings for heavy equipment, pipes, appliances and electrical insulation. Aftermarket coatings products are marketed using the Standox, Spies Hecker, Cromax and Nason brand names. Standox, Spies Hecker and Cromax are focused on the high-end motor vehicle aftermarkets, while Nason is primarily focused on economy coating applications.
Axalta is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Axalta’s operations are primarily located in the United States, Canada, Brazil, Mexico, Austria, Belgium, Germany, France, the United Kingdom and China.
(2)     BASIS OF PRESENTATION OF THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The accompanying consolidated balance sheets of Axalta at December 31, 2014 and 2013 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and of changes in shareholders' equity for the years ended December 31, 2014 and 2013 and for the period from August 24, 2012 through December 31, 2012 are labeled as "Successor". The Successor financial statements as of and for the years ended December 31, 2014 and 2013 were prepared reflecting acquisition accounting resulting from the Acquisition. The consolidated financial statements for the Successor include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The accompanying combined balance sheet of DPC as of December 31, 2012 and the related combined statements of operations and statements of comprehensive income for the period from January 1, 2013 through January 31, 2013 and for the year ended December 31, 2012 and consolidated statements of cash flows and of changes in parent company net investment for the period from January 1, 2013 through January 31, 2013 and for the year ended December 31, 2012 do not include adjustments or transactions attributable to the Acquisition, and are labeled as "Predecessor". As a result of the application of acquisition accounting as of the closing date of the Acquisition, the financial statements for the Successor periods and the Predecessor periods are presented on a different basis and are, therefore, not comparable.
During the Predecessor periods, DPC operated either as a reportable segment or part of a reportable segment within DuPont; consequently, standalone financial statements were not historically prepared for DPC. The accompanying combined financial statements of DPC have been prepared from DuPont’s historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from DuPont. In this context, prior to presale structuring activities occurring in the latter part of 2012, no direct ownership relationship existed among all of the various legal entities comprising DPC. Accordingly, DuPont and its subsidiaries’ net investment in these operations is shown in lieu of shareholders’ equity in the Predecessor combined financial statements. The Predecessor combined financial statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the DPC business.
DPC comprised certain standalone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available (shared entities). Discrete financial information was not available for DPC within shared entities as DuPont did not record every transaction at the DPC level, but rather at the DuPont corporate level. For shared entities for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to DPC as discussed in Note 8.
The Predecessor combined statements of operations include all revenues and costs directly attributable to DPC, including costs for facilities, functions and services used by DPC. Costs for certain functions and services performed by centralized DuPont organizations were directly charged to DPC based on usage or other allocations methods. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont, (ii) DuPont’s general corporate expenses, and (iii) certain pension and other postretirement benefit costs. As more fully described in Note 14 current and deferred income taxes and related tax expense were determined on the standalone results of the DPC operations in each country as if it were a separate taxpayer (i.e., following the separate return methodology).
All charges and allocations of cost for facilities, functions and services performed by DuPont organizations were deemed paid by DPC to DuPont, in cash, in the period in which the costs were recorded in the Predecessor combined statement of operations. Allocations to DPC of current income taxes payable were deemed to have been remitted, in cash, to DuPont in the period the related tax expense was recorded. Allocations of current income taxes receivable were deemed to have been remitted to DPC, in cash, by DuPont in the period in which the receivable applies only to the extent that a refund of such taxes could have been recognized by DPC on a standalone basis under the law of the relevant taxing jurisdiction.
DuPont used a centralized approach to cash management and financing its operations. Accordingly, cash, cash equivalents, debt and interest expense were not allocated to DPC in the Predecessor combined financial statements. Transactions between DPC and DuPont were accounted for through the parent company net investment. DPC purchased materials and services from, and sold materials and services to, DuPont operations not included in the defined scope of DPC. Transactions between DuPont and DPC were deemed to be settled immediately through the parent company net investment. Cash, cash equivalents, debt and interest expense in the Predecessor combined balance sheet and statement of operations represent cash, cash equivalents, debt and interest expense held locally by certain of DPC’s majority owned joint ventures. DuPont’s current and long-term debt was not pushed down to the Predecessor combined financial statements because it was not specifically identifiable to DPC.
All of the allocations and estimates in the Predecessor combined financial statements were based on assumptions that management of DuPont and DPC believed were reasonable. However, the Predecessor combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows of the Company in the future or if DPC had been a separate, standalone entity during the Predecessor periods presented.
Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of Axalta and its subsidiaries and the combined financial statements of DPC have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the closing date of the Acquisition and the date of the financial statements and the reported amounts of sales and expenses during the period. The estimates and assumptions include, but are not limited to, receivable and inventory valuations, fixed asset valuations, valuations of goodwill and identifiable intangible assets, including analysis of impairment, valuations of long-term employee benefit obligations, income taxes, environmental matters, litigation, stock-based compensation, restructuring, and allocations of costs. Our estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. Actual results could differ materially from those estimates.
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill.
The determination of the fair value of assets acquired, liabilities assumed, and noncontrolling interests involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the Acquisition. When necessary, we consult with external advisors to help determine fair value. For non-observable market values, we determine fair value using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods).
We included the results of operations from the acquisition date in the financial statements for all businesses acquired.
Principles of Consolidation and Combination
The consolidated financial statements of the Successor ("the Successor statements") include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which Axalta, directly or indirectly, owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, Axalta’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statement of operations and our share of these companies’ stockholders’ equity is included in the accompanying consolidated balance sheet.
The combined financial statements for the Predecessor ("the Predecessor statements") include the combined assets, liabilities, revenues, and expenses of DPC.
We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated and combined financial statements.
On September 4, 2012, the three partners of the DPC majority-owned DuPont Powder Coatings Saudi Company Ltd. ("DPC Saudi"), a non-US joint venture, signed a new shareholder resolution agreement requiring all partners to unanimously agree to all financial decisions and payments of the business. As a result, DPC concluded that consolidating DPC Saudi was no longer appropriate due to a lack of financial control in the operations of the business. Consequently, DPC deconsolidated the joint venture, and accounted for it under the equity method of accounting in the Predecessor statements. This joint venture investment in DPC Saudi was not an asset acquired from DuPont in the Acquisition. The deconsolidation of DPC Saudi resulted in a loss of $1.0 million for the year ended December 31, 2012, which was recorded in Selling, general and administrative expenses in the combined statement of operations.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Revenue Recognition
We recognize revenue after completing the earnings process. We recognize revenue for product sales when we ship products to the customer in accordance with the terms of the agreement, when there is persuasive evidence of the arrangement, title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable.
For a majority of our product sales, title transfers at the shipping point and delivery is considered complete. For certain OEM customers, revenue is recognized at the time the customer applies our coatings to its vehicles, as this represents the point in time that risk of loss has been transferred and delivery is considered complete.
We accrue for sales returns and other allowances based on our historical experience.
We incur up-front costs in order to obtain contracts with certain customers. During the Successor periods, we capitalized these up-front costs as a component of Other assets. During the Predecessor periods, we capitalized costs as a component of Identifiable intangibles, net. We amortize the related amounts over the estimated life of the contract as a reduction of net sales.
We include the amounts billed to customers for shipping and handling fees in net sales and costs incurred for the delivery of goods as cost of goods sold in the statement of operations.
Recognition for licensing and royalty income occurs in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.
Other Revenue
Other revenue includes various elements of income resulting from the normal operation of our business. Other revenue includes, but is not limited to, income for services provided to customers and royalty income.
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments. Cash balances may exceed government insured limits in certain jurisdictions.
Fair Value Measurements
GAAP defines a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The following valuation techniques are used to measure fair value for assets and liabilities:
Level 1—Quoted market prices in active markets for identical assets or liabilities;
Level 2—Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and
Level 3—Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Derivatives and Hedging
The Company from time to time utilizes derivatives to manage exposures to currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or Accumulated other comprehensive income ("AOCI"), depending on the use of the derivative and whether it qualifies for hedge accounting treatment and is designated as such.
Gains and losses on derivatives that qualify and are designated as cash flow hedging instruments are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Gains and losses on derivatives qualifying and designated as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.
Cash flows from derivatives are recognized in the consolidated and combined statements of cash flows in a manner consistent with the underlying transactions.
Receivables and Allowance for Doubtful Accounts
Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.
Inventories
Inventories of the Successor are valued at the lower of cost or market with cost being determined on the weighted average cost method. Elements of cost in inventories include:

•	raw materials,

•	direct labor, and

•	manufacturing overhead
Stores and supplies are valued at the lower of cost or market; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.
Inventories of the Predecessor were valued at the lower of cost or market with cost determined by the last-in, first-out ("LIFO") method.
Property, Plant and Equipment
Successor periods
Property, plant and equipment of the Successor acquired in the Acquisition were recorded at fair value as of the acquisition date and are depreciated using the straight-line method. Subsequent additions to property, plant and equipment, including the fair value of any asset retirement obligations upon initial recognition of the liability, are recorded at cost and are depreciated using the straight-line method.
Software included in property, plant and equipment represents the costs of software developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives. Upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred.
Property, plant and equipment acquired in the Acquisition are depreciated over their estimated remaining useful lives. The weighted average estimated remaining useful lives of property, plant and equipment acquired in connection with the Acquisition was approximately 11 years. Subsequent additions are either amortized or depreciated on a straight-line basis over a range of estimated useful lives. See Note 18 for a range of estimated useful lives used for each property, plant and equipment class.
Predecessor periods
Property, plant and equipment of the Predecessor were carried at cost and were depreciated using the straight-line method. Property, plant and equipment placed in service prior to 1995 were depreciated using the sum-of-the-years’ digits method or other substantially similar methods. Substantially all Predecessor buildings and equipment were depreciated over useful lives ranging from 15 to 25 years.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Goodwill and Other Identifiable Intangible Assets
Goodwill represents the excess of purchase price over the fair values of underlying net assets acquired in an acquisition. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis as of October 1; however, these tests are performed more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value methodology is based on prices of similar assets or other valuation methodologies including discounted cash flow techniques.
When testing goodwill and indefinite-lived intangible assets for impairment, we first have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that an impairment exists. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required.
Under the quantitative goodwill impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from four to 20 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.
Impairment of Long-Lived Assets
The carrying value of long-lived assets to be held and used is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value and is based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.
Research and Development
Research and development costs incurred in the normal course of business consist primarily of employee-related costs and are expensed as incurred. In process research and development projects acquired in a business combination are recorded as intangible assets at their fair value as of the acquisition date. Subsequent costs related to acquired in process research and development projects are expensed as incurred. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. These indefinite-lived intangible assets are tested for impairment consistent with the impairment testing performed on other indefinite-lived intangible assets discussed above. Upon completion of the research and development process, the carrying value of acquired in process research and development projects is reclassified as a finite-lived asset and is amortized over its useful life.
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable or realized. For the periods ending December 31, 2014, 2013 and 2012, and January 1, 2013 through January 31, 2013, we have not recognized any assets or income associated with recoveries from third parties.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized and depreciated.
Litigation
We accrue for liabilities related to litigation matters when available information indicates that the liability is probable and the amount can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.
Income Taxes
Successor periods
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carry forwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.
Where we do not intend to indefinitely reinvest earnings of our foreign subsidiaries, we provide for income taxes and foreign withholding taxes, where applicable, on undistributed earnings. We do not provide for income taxes on undistributed earnings of our foreign subsidiaries that are intended to be indefinitely reinvested.
We recognize the benefit of an income tax position only if it is "more likely than not" that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income taxes. The current portion of unrecognized tax benefits is included in "Income taxes payable" and the long-term portion is included in the long-term income tax payable in the consolidated balance sheets.
Predecessor periods
For all Predecessor periods presented, although DPC was included in the consolidated income tax return of DuPont, DPC’s income taxes are computed and reported under the "separate return method." Use of the separate return method may result in differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in combined financial statements. In that event, related deferred tax assets and liabilities could be significantly different from those presented herein for the Predecessor periods. Certain tax attributes, e.g., net operating loss carryforwards, which were reflected in the DuPont consolidated financial statements may or may not exist at the standalone DPC level.
Foreign Currency Translation
Successor periods
The reporting currency is the U.S. dollar. In most cases, our non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the consolidated balance sheet in Accumulated other comprehensive income (loss).
Gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statement of operations in Other expense, net.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Predecessor periods
The reporting currency is the U.S. dollar. For the Predecessor period, DuPont management determined that the U.S. dollar was the functional currency of DPC’s legal entities and this functional currency was appropriate for the economic environment in which DPC operated during the period covered by the Predecessor combined financial statements. For these legal entities, foreign currency denominated asset and liability amounts were remeasured into U.S. dollars at the end-of-period exchange rates. Nonmonetary assets, such as inventories, prepaid expenses, fixed assets and intangible assets were remeasured into U.S. dollars at historical exchange rates. Foreign currency denominated income and expense elements were remeasured into U.S. dollars at average exchange rates in effect during the year, except for expenses related to nonmonetary assets, which were remeasured at historical exchange rates.
Employee Benefits
Successor periods
In connection with the Acquisition, we assumed certain defined benefit plan obligations and related plan assets for current employees of non-U.S. subsidiaries and certain defined benefit plan obligations and plan assets of former employees of subsidiaries. All defined pension plan obligations for current and former employees in the United States were retained by DuPont.
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The net obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. As required by ASC 805, Business Combinations, all unamortized prior service costs and actuarial gains (losses) existing at the closing date of the Acquisition were eliminated in the determination of the fair value of the pension funded status at acquisition. The net obligation is then determined with reference to the fair value of the plan assets (if any). The discount rate used is the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.
Predecessor periods
Certain of DPC’s employees participated in defined benefit pension and other long-term employee benefit plans (the Plans) accounted for in accordance with ASC 715, Compensation—Retirement Benefits. Certain DPC employees were previously covered under DuPont and DuPont subsidiaries’ sponsored plans which were accounted for in accordance with accounting guidance in ASC 715. The majority of pension and other long-term employee expenses during the Predecessor periods were specifically identified by employee. In addition, a portion of expenses was allocated in shared entities and reported within costs of goods sold, selling, general and administrative and research and development expenses in the combined statements of operations. For the U.S. pension plan and other long-term employee benefit plans (the U.S. plans), DuPont considered DPC employees to be part of a multiemployer plan of DuPont. The expense related to the current and former employees of DPC is included in the Predecessor combined financial statements. Non-U.S. pensions and other long-term employee benefit plans (the non-U.S. plans) were accounted for as single employer plans where DPC recorded assets, liabilities and expenses related to the current DPC workforce.
Stock-Based Compensation
Successor periods
Our stock-based compensation for the Successor period, comprised of Axalta stock options, is measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period.
Predecessor periods
DuPont maintained certain stock compensation plans for the benefit of certain of its officers, directors and employees, including DPC’s employees in the Predecessor periods. DPC accounted for all share-based payments to employees, including grants of stock options, based upon their fair values.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

For additional information on our stock-based compensation plan, see Note 11.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and consist of stock options.
(4)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which amended the guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 and early adoption is permitted. We have adopted this guidance as of December 31, 2014.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," issuing changes to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. This guidance is effective prospectively for annual reporting periods beginning on or after January 1, 2014, and the interim periods within those annual periods. We have included the additional disclosures requirements within Note 26.
Accounting Guidance Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (Accounting Standard Codification 606), "Revenue from Contracts with Customers", which sets forth the guidance that an entity should use related to revenue recognition. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is not permitted. We are in the process of assessing the impact the adoption of this ASU will have on our financial position, results of operations and cash flows.
(5)    ACQUISITIONS AND DIVESTITURES
Acquisition of DuPont Performance Coatings
On August 30, 2012, we entered into a purchase agreement with DuPont whereby, Axalta acquired from DuPont and its affiliates certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition Agreement") pursuant to which we acquired the assets and legal entities of DPC from DuPont for a purchase price of $4,925.9 million plus or minus a working capital adjustment and pension adjustment. Axalta and DuPont finalized the working capital and pension adjustments to the purchase price which resulted in a reduction to the purchase price of $18.6 million to $4,907.3 million.
We accounted for the Acquisition as a business combination in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. At December 31, 2013, the amounts presented for the Acquisition were finalized.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

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
Goodwill was recognized for the Acquisition as the excess of the purchase price over the net identifiable assets recognized. The Goodwill is primarily attributed to our assembled workforce, corporate and operational synergies and the going concern value of the anticipated future economic benefits associated with DPC being operated as a standalone entity. The goodwill recognized at December 31, 2014 that is expected to be deductible for income tax purposes is $708.0 million.
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
The fair value of real properties acquired was based on the consideration of their highest and best use in the market. The fair values of property, plant, and equipment, other than real properties, were based on the consideration that unless otherwise identified, they will continue to be used "as is" and as part of the ongoing business. In contemplation of the in-use premise and the nature of the assets, the fair value was developed primarily using a cost approach. The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

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

	Year Ended December 31,
(in millions, except per share data)	2013	2012
Net sales	$4,277.3	$4,219.4
Net loss	$(87.1)	$(270.1)
Net loss attributable to controlling interests	$(93.7)	$(274.6)
Earnings per share (Basic and Diluted)	$(0.41)	$—
The 2013 supplemental pro forma net loss was adjusted to exclude $53.1 million ($43.5 million, net of pro forma income tax impact) of acquisition-related costs incurred in 2013 and $123.1 million ($88.6 million, net of pro forma income tax impact) of non-recurring expense consisting primarily of $103.7 million related to the fair market value adjustment to acquisition-date inventory. The 2012 supplemental pro forma net loss was adjusted to include these charges.
Dispositions
In September 2014, we completed the sale of a business within the Performance Coatings reportable segment, which primarily included technology that had been developed as an integrated software solution for the collision repair supply chain market.
The sale resulted in the receipt of $17.5 million during the year ended December 31, 2014. As a result, we recognized a pre-tax gain on sale of $1.2 million ($0.7 million after tax) recorded within Other expense, net for the year ended December 31, 2014.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill for the Successor years ended December 31, 2014 and 2013 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At January 1, 2013	$—	$—	$—
Goodwill resulting from Acquisition	1,012.5	72.9	1,085.4
Foreign currency translation	26.3	1.9	28.2
At December 31, 2013	$1,038.8	$74.8	$1,113.6
Purchase accounting adjustments	5.7	0.4	6.1
Divestitures	(4.7)	—	(4.7)
Foreign currency translation	(106.2)	(7.7)	(113.9)
December 31, 2014	$933.6	$67.5	$1,001.1
During the Successor year ended December 31, 2014, we identified and recorded purchase accounting adjustments of $6.1 million related to corrections subsequent to the end of the purchase accounting measurement period.
The following table shows changes in the carrying amount of goodwill for the Predecessor year ended December 31, 2012 and the Predecessor period from January 1, 2013 to January 31, 2013 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At January 1, 2012	$517.9	$70.9	$588.8
Foreign currency translation	—	—	—
December 31, 2012	$517.9	$70.9	$588.8
Foreign currency translation	—	—	—
January 31, 2013	$517.9	$70.9	$588.8

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

 Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(76.3)	$335.5	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	41.8	(5.5)	36.3	14.8
Customer relationships	713.9	(71.3)	642.6	19.4
Non-compete agreements	2.0	(0.8)	1.2	4.6
Total	$1,453.9	$(153.9)	$1,300.0

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$425.2	$(37.3)	$387.9	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	41.7	(2.6)	39.1	14.8
Customer relationships	761.9	(34.9)	727.0	19.4
Non-compete agreements	1.5	(0.3)	1.2	4.0
Total	$1,514.7	$(75.1)	$1,439.6
Activity related to in process research and development projects for the successor years ended December 31, 2013 and 2014:

In Process Research and Development	Activity
Balance at February 1, 2013	$25.4
Completed	(6.5)
Abandoned	(3.2)
Balance at December 31, 2013	$15.7
Completed	(10.4)
Abandoned	(0.1)
Balance at December 31, 2014	$5.2
In the Successor years ended December 31, 2014 and 2013, amortization expense for acquired intangibles was $83.8 million and $79.9 million, respectively. Amortization expense for the years ended December 31, 2014 and 2013 included losses of $0.1 million and $3.2 million, respectively, associated with abandoned acquired in process research and development projects, all of which was related to the Acquisition.
Amortization expense for the Predecessor period from January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012 was $2.6 million and $25.7 million, respectively, which were primarily reported as a reduction in net sales.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2015	$81.6
2016	$81.6
2017	$81.1
2018	$81.0
2019	$81.0
(7)    RESTRUCTURING
Successor Periods
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
Since the Acquisition date, we have incurred costs associated with involuntary termination benefits associated with corporate-related initiatives associated with our transition and cost-saving opportunities related to the separation from DuPont. During the Successor years ended December 31, 2014 and 2013 we incurred restructuring costs of $8.5 million and $120.7 million, respectively. These amounts are recorded within selling, general, and administrative expenses in the consolidated statements of operations. The payments associated with these actions are expected to be completed by December 2015.
The following tables summarize the activities related to the restructuring reserves, recorded within other accrued liabilities, and expenses for the Successor years ended December 31, 2013 and 2014:

2013 Activity
Balance at February 1, 2013 (At acquisition date)	$0.5
Expense recorded	120.7
Payments	(23.7)
Foreign currency translation	0.9
Balance at December 31, 2013	$98.4

2014 Activity
Balance at December 31, 2013	$98.4
Expense Recorded	8.5
Payments Made	(51.6)
Foreign Currency Changes	(6.8)
Balance at December 31, 2014	$48.5
Predecessor Periods
There was no expense recorded during the Predecessor periods January 1, 2013 through January 31, 2013 associated with restructuring. At December 31, 2012 of the Predecessor period, total liabilities relating to restructuring activities were $2.1 million. For the Predecessor year ended December 31, 2012 there were reductions in expense resulting from changes in estimates of $0.3 million.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(8)    RELATIONSHIP WITH DUPONT
Predecessor Periods
Historically, the DPC businesses were managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to DPC and reflected as expenses in the standalone Predecessor combined financial statements. Management of DuPont considered the allocation methodologies used to be reasonable and appropriate reflections of the historical DuPont expenses attributable to DPC for purposes of the standalone combined financial statements of DPC; however, the expenses reflected in the Predecessor combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if DPC had operated as a separate, standalone entity. In addition, the expenses reflected in the Predecessor combined financial statements may not be indicative of related expenses that will be incurred in the future by us.
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
Allocated Corporate Costs
The Predecessor combined financial statements include significant transactions with DuPont involving leveraged functional services (such as information systems, accounting, other financial services, purchasing and legal) and general corporate expenses that were provided to DPC by centralized DuPont organizations. Throughout the Predecessor periods covered by the combined financial statements of DPC, the costs of these leveraged functions and services were directly charged or allocated to DPC using methods management believes were reasonable. The methods for directly charging specifically identifiable functions and services to DPC included negotiated usage rates and dedicated employee assignments. The method for allocating shared leveraged functional services to DPC was based on proportionate formulas involving controllable fixed costs and in certain instances was allocated to DPC based on demand. Controllable fixed costs are fixed costs less depreciation and amortization and nonrecurring transactions. The methods for allocating general corporate expenses to DPC were based on revenue. However, the expenses reflected in the Predecessor combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if DPC had operated as a separate, standalone entity.
The allocated leveraged functional service expenses and general corporate expenses included in cost of goods sold, selling, general, and administrative expenses and research and development expenses in the Predecessor combined statement of operations were as follows:

	Predecessor
	Period from January 1, 2013 through January 31, 2013	Year Ended December 31, 2012
Cost of goods sold	$14.2	$224.7
Selling, general, and administrative expenses	1.4	21.6
Research and development expenses	0.1	2.2
Total	$15.7	$248.5

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Allocated leveraged functional service expenses and general corporate expenses are recorded in the Predecessor combined statement of operations as follows:

	Predecessor
	Period from January 1, 2013 through January 31, 2013	Year Ended December 31, 2012
Leveraged functional services	$14.2	$226.4
General corporate expenses	1.5	22.1
Total	$15.7	$248.5
Shared Sites
DPC conducted manufacturing operations at 35 plant sites globally. DPC shared three of these plant sites with other non-DPC DuPont manufacturing operations. Additionally, DPC shared warehouse, sales centers, office space, and research and development facilities with other DuPont businesses. In general, the property, plant, and equipment primarily or exclusively used by DPC for these shared locations are included in the Predecessor combined balance sheet.
The full historical cost, accumulated depreciation and depreciation expense for assets at shared manufacturing plant sites and other facilities where DPC was the primary or exclusive user of the assets have been included in the Predecessor combined balance sheet and statement of operations. Accordingly, when the use of a DPC primary asset was shared with a non-DPC DuPont business (manufacturing or otherwise), the cost for the non-DPC usage was deemed to have been charged to the non-DPC business. The amounts credited to cost of goods sold in the Predecessor combined statement of operations for the use of a DPC primary asset by non-DPC businesses, were less than $0.3 million for the Predecessor period from January 1, 2013 through January 31, 2013 and $1.0 million for the Predecessor year ended December 31, 2012.
At shared manufacturing plant sites and other facilities where DPC was not the primary or exclusive user of the assets, the assets were excluded from the Predecessor combined balance sheet. Accordingly, where DPC used these shared assets, DPC was deemed to have been charged a cost for its usage of these shared assets by the other DuPont businesses. The amounts charged to the cost of goods sold in the Predecessor combined statement of operations for the DPC usage of the shared assets were less than $0.2 million for the Predecessor period from January 1, 2013 through January 31, 2013 and $0.4 million for the Predecessor year ended December 31, 2012.
Purchases from and Sales to Other DuPont Businesses
Throughout the Predecessor periods covered by the Predecessor combined financial statements, DPC purchased materials (Titanium Dioxide and DuPont Sontara® maintenance wipes) from DuPont and its non-DPC businesses.
Purchases include the following amounts:

	Predecessor
	Period from January 1, 2013 through January 31, 2013	Year Ended December 31, 2012
DPC purchases of products from other DuPont businesses	$7.9	$91.7
There were no material sales to other DuPont businesses during the periods covered by the Predecessor combined financial statements.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(9)	COMMITMENTS AND CONTINGENCIES
Guarantees
In connection with the Acquisition, we assumed certain guarantee obligations which directly guarantee various debt obligations under agreements with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies.
At December 31, 2014 and 2013, we had directly guaranteed $2.2 million and $1.6 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at December 31, 2014 and 2013.
Product Warranty
We warrant that our products meet standard specifications. Our product warranty liability at December 31, 2014 and 2013 was $0.5 million and $0.6 million, respectively. Estimates for warranty costs are based on historical claims experience.
Operating Lease Commitments
We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreement. Net rental expense under operating leases were $61.6 million and $50.0 million for the Successor years ended December 31, 2014 and 2013, respectively. Net rental expense under operating leases was $4.6 million and $43.6 million for the Predecessor period from January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012, respectively.
At December 31, 2014, future minimum payments under non-cancelable operating leases were as follows over each of the next five years and thereafter:

Operating Leases
2015	$50.6
2016	35.5
2017	27.6
2018	24.5
2019	22.7
Thereafter	47.7
Total minimum payments	$208.6
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
The potential effects, if any, on the consolidated financial statements of Axalta will be recorded in the period in which these matters are probable and estimable, and such effects, could be material.
In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of Axalta.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(10)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pension and Other Long-Term Employee Benefits Plans
Successor period
Defined Benefit Pensions
In connection with the Acquisition, we assumed certain defined benefit plan obligations for both current and former employees of our non-U.S. subsidiaries. All defined benefit pension plan obligations for current and former employees in the U.S. were retained by DuPont.
The defined benefit obligations for remaining current employees of non-U.S. subsidiaries assumed by Axalta were carved out of defined benefit pension plans retained by DuPont, where required. We have created new defined benefit pension plans for all effected participants. The Acquisition Agreement required DuPont to transfer assets generally in the form of cash, insurance contracts or marketable securities from DuPont’s funded defined benefit pension plans to our defined benefit pension plans within 180 days of the closing date of the Acquisition. The determination of asset transfers has been completed at December 31, 2014 for all plans except the plan covering our Canadian employees.
During the Predecessor period, DuPont had accounted for the benefit obligations of all the defined benefit plans as though the employees were participants in a multiemployer plan in the Predecessor period. For multiemployer plans, ASC 805, Business Combinations, requires an obligation to the plan for a portion of its unfunded benefit obligations to be established at the acquisition date when withdrawal from the multiemployer plan is probable. As withdrawal from the DuPont defined benefit pension plan and related transfer of plan assets was required pursuant to the Acquisition Agreement, an estimate of the unfunded benefit obligations was recorded as of the Acquisition date. The plan assets have been or will be directly transferred to the pension trust. Accordingly, assumed defined benefit obligations are presented net of the plan assets transferred, or to be transferred in the case of Canada, by DuPont.
Other Long-Term Employee Benefits
We also assumed in connection with the Acquisition certain long-term employee health care and life insurance benefits for certain eligible employees in Canada and Brazil. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees.
Predecessor period
DuPont offered various long-term benefits to its employees. DuPont offered U.S. plans that were shared amongst its businesses. In these cases, the costs, assets, and liabilities of participating employees in these plans are reflected in the Predecessor combined financial statements as though DPC participated in a multiemployer plan. The total cost of the plan was determined by actuarial valuation and the business received an allocation of the cost of the plan based upon several factors, including a percentage of salaries, headcount and fixed costs.
For the non-U.S. plans, the Predecessor combined financial statements have been prepared as though the DPC employees who participated in the non-U.S. plans were considered separate plans. As such a portion of DuPont’s liabilities, assets and expenses are included in the Predecessor combined financial statements. Pension asset allocation for funded plans outside of the U.S. was based on either predominant local country calculation, or in other cases, by relative benefit obligation of the standalone DPC plan.
Defined Benefit Pensions
DuPont had both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees hired before January 1, 2007, including U.S. employees of DPC. The benefits under these plans were based primarily on years of service and employees’ pay near retirement. DuPont’s funding policy was consistent with the funding requirements of federal laws and regulations.
Pension coverage for employees of DuPont’s non-U.S. subsidiaries was provided, to the extent deemed appropriate, through separate plans. Obligations under such plans were funded by depositing funds with trustees, covered by insurance contracts, or were unfunded.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Other Long-Term Employee Benefits
DuPont and its Canadian and Brazilian subsidiaries provided medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits were unfunded and the cost of the approved claims was paid from DuPont funds. Essentially all of the cost and liabilities for these retiree benefit plans were attributable to DuPont’s U.S. plans. The retiree medical plan was contributory with pensioners and survivors’ contributions adjusted annually to achieve a 50/50 target sharing of cost increases between DuPont and pensioners and survivors. In addition, limits were applied to DuPont’s portion of the retiree medical cost coverage. U.S. employees hired after December 31, 2006 were not eligible to participate in the postretirement medical, dental and life insurance plans.
Employee life insurance and disability benefit plans were insured in many countries. However, primarily in the U.S., such plans were generally self-insured or were fully experience rated. Expenses for self-insured and fully experience rated plans are reflected in the Predecessor combined financial statements.
Participation in the U.S. Plans
DPC participated in DuPont’s U.S. plans as though they were participants in a multiemployer plan with the other businesses of DuPont. The following table presents pension expense allocated by DuPont to DPC for DuPont’s significant plans in which DPC participated.

		Predecessor
Plan Name	EIN/Pension Number	January 1, 2013 through January 31, 2013	Year Ended December 31, 2012
DuPont Pension and Retirement Plan	51-0014090/001	$4.2	$40.6
All Other Plans		$0.7	$16.7

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Obligations and Funded Status
The measurement date used to determine defined benefit and other long-term employee benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the Successor year ended December 31, 2014 and 2013 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2014 and 2013 for the Company’s defined benefit pension and other long-term benefit plans:

	Defined Benefits		Other Long-Term Employee Benefits
	Successor		Successor
	Year Ended December 31,		Year Ended December 31,
Obligations and Funded Status	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$603.0	$—	$4.6	$—
Fair value of assumed obligation at Acquisition date	—	579.5	—	5.2
Service cost	15.4	17.0	0.1	0.2
Interest cost	22.9	21.2	0.1	0.2
Participant contributions	1.0	1.0	—	—
Actuarial losses (gains)—net	85.8	(5.8)	1.1	(0.7)
Plan curtailments and settlements	(16.3)	(1.4)	—	—
Benefits paid	(30.1)	(20.7)	—	—
Amendments	(4.3)	(0.4)	(5.7)	—
Currency translation adjustment	(64.3)	12.6	(0.1)	(0.3)
Projected benefit obligation at end of year	613.1	603.0	0.1	4.6
Change in plan assets:
Fair value of plan assets at beginning of year	281.3	—	—	—
Fair value of plan assets at Acquisition date	—	250.7	—	—
Actual return on plan assets	26.5	16.0	—	—
Employer contributions	40.9	28.6	—	—
Participant contributions	1.0	1.0	—	—
Benefits paid	(30.1)	(20.7)	—	—
Settlements	(2.7)	(0.6)	—	—
Currency translation adjustment	(22.4)	6.3	—	—
Fair value of plan assets at end of year	294.5	281.3	—	—
Funded status, net	$(318.6)	$(321.7)	$(0.1)	$(4.6)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$0.1	$0.2	$—	$—
Other accrued liabilities	(12.4)	(13.3)	—	—
Accrued pension and other long-term employee benefits	(306.3)	(308.6)	(0.1)	(4.6)
Net amount recognized	$(318.6)	$(321.7)	$(0.1)	$(4.6)
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2014 and 2013. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Successor
	Year Ended December 31,
	2014	2013
ABO	$559.4	$541.5
Plans with PBO in excess of plan assets:
PBO	$606.2	$595.7
ABO	$553.2	$534.9
Fair value plan assets	$287.5	$273.8
Plans with ABO in excess of plan assets:
PBO	$602.0	$537.8
ABO	$550.9	$488.9
Fair value plan assets	$285.1	$227.2
The pretax amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive income (loss) include the following:

Defined Benefits:	Successor
	Year Ended December 31,
	2014	2013
Accumulated net actuarial gains (losses)	$(52.6)	$10.0
Accumulated prior service (cost) credit	4.3	0.4
Total	$(48.3)	$10.4

Other Long-Term Employee Benefits:	Successor
	Year Ended December 31,
	2014	2013
Accumulated net actuarial gains (losses)	$(0.4)	$0.6
Accumulated prior service (cost) credit	4.1	—
Total	$3.7	$0.6
The accumulated actuarial gains (losses), net for pensions and other long-term employee benefits relate primarily to differences between the actual net periodic expense and the expected net periodic expense resulting from differences in the significant assumptions, including primarily return on assets, discount rates and healthcare trends, used in these estimates.
The estimated pre-tax amounts that are expected to be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 for the defined benefit plans and other long-term employee benefit plans is as follows:

	2015
	Defined Benefits	Other Long-Term Employee Benefits
Amortization of net actuarial gains (losses)	$(1.1)	$—
Amortization of prior service (cost) credit	0.3	4.1
Total	$(0.8)	$4.1

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the Successor years ended December 31, 2014 and 2013 and the Predecessor year ended December 31, 2012.

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Components of net periodic benefit cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit (credit) cost:
Service cost	$15.4	$17.0	$—	$1.6	$14.8
Interest cost	22.9	21.2	—	1.8	22.0
Expected return on plan assets	(14.8)	(11.9)	—	(1.9)	(18.4)
Amortization of actuarial (gain) loss, net	(0.3)	—	—	1.1	5.2
Amortization of prior service cost	—	—	—	—	0.2
Curtailment gain	(7.3)	—	—	—	—
Settlement loss	0.1	—	—	—	3.9
Net periodic benefit cost	16.0	26.3	—	2.6	27.7
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss, net	60.6	(10.6)	—	—	112.7
Amortization of actuarial gain (loss), net	0.3	—	—	(1.1)	(5.2)
Prior service benefit	(4.3)	(0.4)	—	—	(0.3)
Amortization of prior service cost	—	—	—	—	(0.2)
Curtailment gain	7.3	—	—	—	—
Settlement loss	(0.1)	—	—	—	(3.9)
Net translation adjustment	(4.9)	0.6	—	—	—
Total (gain) loss recognized in other comprehensive income	58.9	(10.4)	—	(1.1)	103.1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$74.9	$15.9	$—	$1.5	$130.8

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

	Other Long-Term Employee Benefits
	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Components of net periodic benefit cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit credit cost:
Service cost	$0.1	$0.2	$—	$—	$0.3
Interest cost	0.1	0.2	—	—	0.5
Amortization of actuarial loss, net	0.1	—	—	—	—
Amortization of prior service cost (benefit)	(1.4)	—	—	—	0.2
Net periodic benefit cost	(1.1)	0.4	—	—	1.0
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	(4.6)	(0.7)	—	—	2.7
Amortization of actuarial gain (loss)	(0.1)	—	—	—	—
Prior service benefit	—	—	—	—	(5.9)
Amortization of prior service benefit (cost)	1.4	—	—	—	(0.2)
Net translation adjustment	—	0.1	—	—	—
Total (gain) loss recognized in other comprehensive income	(3.3)	(0.6)	—	—	(3.4)
Total recognized in net periodic benefit cost and other comprehensive income	$(4.4)	$(0.2)	$—	$—	$(2.4)
Significant Events
During the Successor year ended December 31, 2014, we recorded a curtailment gain of $7.3 million within Selling, general and administrative expenses due to an amendment to one of our pension plans. In addition, amendments to our long-term employee benefit plans resulted in increases to Accumulated other comprehensive income of $12.0 million at December 31, 2014. These amounts will continue to be recognized in earnings over the remaining future service periods of active participants.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost:

	Successor		Predecessor
	2014	2013	2012
Defined benefits
Weighted-average assumptions:
Discount rate to determine benefit obligations	3.23%	4.11%	3.38%
Discount rate to determine net cost	4.11%	4.15%	4.73%
Rate of future compensation increases to determine benefit obligation	3.57%	3.52%	3.16%
Rate of future compensation increases to determine net cost	3.52%	3.69%	3.33%
Rate of return on plan assets to determine net cost	5.23%	5.22%	7.71%

	Successor		Predecessor
	2014	2013	2012
Other Long-Term Employee benefits
Weighted-average assumptions:
Discount rate to determine benefit obligations	1.50%	4.80%	4.86%
Discount rate to determine net cost	4.80%	4.20%	7.28%
Rate of future compensation increases to determine benefit obligations	—	—	3.00%
Rate of future compensation increases to determine net cost	—	—	4.00%
The discount rates used reflect the expected future cash flow based on plan provisions, participant data as of the closing date of the Acquisition and the currencies in which the expected future cash flows will occur. For the majority of our defined benefit pension obligations, we utilize prevailing long-term high quality corporate bond indices applicable to the respective country at the measurement date. In countries where established corporate bond markets do not exist, we utilize other index movement and duration analysis to determine discount rates. The long-term rate of return on plan assets assumptions reflect economic assumptions applicable to each country and assumptions related to the preliminary assessments regarding the type of investments to be held by the respective plans.
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2015	$34.8
2016	$27.1
2017	$29.8
2018	$31.0
2019	$37.6
2020—2024	$180.3

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The following reflects the total benefit payments expected to be paid for other long-term employee benefits:

Year ended December 31,	Benefits
2015	$—
2016	$0.1
2017	$—
2018	$—
2019	$—
2020—2024	$—
Plan Assets
As discussed above, the defined benefit pension plans for the subsidiaries in Austria, the United Kingdom and Germany represent single-employer plans and the related plan assets are invested within separate trusts. The defined benefit plan obligations for remaining current employees of non-U.S. subsidiaries assumed by us were carved out of the defined benefit pension plans retained by DuPont. At December 31, 2014, DuPont had completed the asset transfers for all funded plans except the plan covering our Canadian employees. The Canadian plan assets continue to be invested and managed by DuPont until the required regulatory approvals are received at which time the assets will be transferred to a newly created trust.
Equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Fixed income investments include corporate issued, government issued and asset backed securities. Corporate debt investments include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships.
Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The Company’s investment strategy in pension plan assets is to generate earnings over an extended time to help fund the cost of benefits while maintaining an adequate level of diversification for a prudent level of risk. The table below summarizes the weighted average target pension plan asset allocation at December 31 for all Axalta defined benefit plans.

Asset Category	2014	2013	Target Allocation
Equity securities	35-40%	35-40%	35-40%
Debt securities	35-40%	35-40%	35-40%
Real estate	0-1%	0-1%	0-1%
Other	20-25%	20-25%	20-25%

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 3, at December 31, 2014 and 2013, respectively.

	Fair value measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.4	$4.4	$—	$—
U.S. equity securities	16.1	16.1	—	—
Non-U.S. equity securities	79.2	78.7	0.4	0.1
Debt—government issued	36.9	36.3	0.6	—
Debt—corporate issued	55.3	53.0	—	2.3
Hedge Funds	0.2	0.1	0.1	—
Private market securities	63.2	0.1	0.1	63.0
Real estate	0.4	—	—	0.4
	255.7	$188.7	$1.2	$65.8
Pension trust receivables	38.8
Total	$294.5

	Fair value measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$6.7	$6.7	$—	$—
U.S. equity securities	13.6	13.2	0.4	—
Non-U.S. equity securities	71.3	70.8	0.5	—
Debt—government issued	34.4	34.4	—	—
Debt—corporate issued	52.2	49.3	2.9	—
Hedge Funds	0.4	0.2	0.2	—
Private market securities	59.5	—	0.2	59.3
Real estate	0.3	—	—	0.3
	238.4	$174.6	$4.2	$59.6
Pension trust receivables	42.9
Total	$281.3

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, and real estate. The tables below present a roll forward of activity for these assets for the years ended December 31, 2014 and 2013.

	Level 3 assets
	Total	Private market securities	Debt and Equity	Real estate
Ending balance at December 31, 2012	$12.2	$10.5	$—	$1.7
Realized (loss)	(0.1)	—	—	(0.1)
Change in unrealized gain	0.2	0.2	—	—
Purchases, sales, issues and settlements	45.6	46.9	—	(1.3)
Transfers in/(out) of Level 3	1.7	1.7	—	—
Ending balance at December 31, 2013	$59.6	$59.3	$—	$0.3
Realized (loss)	—	—	—	—
Change in unrealized gain	0.2	—	—	0.2
Purchases, sales, issues and settlements	6.0	3.7	2.4	(0.1)
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2014	$65.8	$63.0	$2.4	$0.4
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 5.23% for 2014. For 2015, the expected long-term rate of return is 5.21%.
A significant factor used in estimating future per capita cost of covered healthcare benefits for our retirees and us is the healthcare cost trend rate assumption. The rate used at December 31, 2014 was 5.00% and is assumed to remain at that level thereafter. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $0.1 million in annual costs. There is no effect on other long-term employee benefit obligations at December 31, 2014 of a one percentage point increase or decrease in assumed health care cost trend rates.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2014 we expect to contribute $16.5 million to our defined benefit plans during 2015. No contributions to our other long-term employee benefit plans are expected during 2015. No plan assets are expected to be returned to the Company in 2015.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its US and non-US subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated $35.9 million for the Successor year ended December 31, 2014.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(11)    STOCK-BASED COMPENSATION
Successor period
During the years ended December 31, 2014 and 2013, we recognized $8.0 million and $7.4 million, respectively, in stock-based compensation expense which was allocated to costs of goods sold, selling, general and administrative expenses, and research and development expenses. We, with respect to stock-based compensation, recognized a tax benefit of $2.8 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively.
Description of Equity Incentive Plan
In 2013, Axalta’s Board of Directors approved the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan") which reserved an aggregate of 19,839,143 common shares of the Company for issuance to employees, directors and consultants. The 2013 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. Options and restricted shares granted pursuant to the equity incentive plan must be authorized by the Board of Directors of Axalta or a designated committee thereof.
In 2014, Axalta's Board of Directors approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan (the "2014" Plan) which reserved an aggregate 11,830,000 shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. Options and restricted shares granted pursuant to the equity incentive plan must be authorized by the Board of Directors of Axalta or a designated committee thereof. No awards have been granted under the 2014 Plan.
The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the equity incentive plan. Options currently vest over 4.4 to 5 years, and vesting of a portion of the options could accelerate in the event of certain changes in control. Option life cannot exceed ten years. In 2013, we granted approximately 4.1 million, 5.7 million and 6.4 million in non-qualified stock options to certain employees with strike prices of $5.92, $8.88 and $11.84 (per share), respectively. During 2014, we granted 1.6 million non-qualified service-based stock options to certain employees and directors with strike prices of $5.92, $7.21, $8.88 and $11.84 per share.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair value of options granted in 2014 and 2013 was $1.92 and $1.38 per share, respectively. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2014 Grants	2013 Grants
Expected Term	7.81 years	7.81 years
Volatility	28.28%	28.61%
Dividend Yield	—	—
Discount Rate	2.21%	2.13%
For the 2014 stock awards, we estimated the per share fair value of our common stock using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation" (the "Practice Aid"). In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the fact that we were a private company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies; and

•	the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

For the contemporaneous valuation of our common stock, management estimated, as of the issuance date, our enterprise value on a continuing operations basis, using the income and market approaches, as described in the Practice Aid. The income approach utilized the discounted cash flow ("DCF") methodology based on our financial forecasts and projections, as detailed below. The market approach utilized the Guideline Public Company and Guideline Transactions methods, as detailed below.
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
For the 2013 grants, the market value of the stock was estimated based upon the Acquisition transaction since the Company was not publicly traded at that time and there had been no significant changes in operations since the closing date of February 1, 2013.
To estimate the expected stock option term for the $5.92 and $7.21 stock options referred to above, we used the simplified method as the options were granted at fair value and Axalta, a privately-held company, had no exercise history. Based upon this simplified method the $5.92 and $7.21 per share stock options have an expected term of 6.5 years. The strike price for the $8.88 per share and $11.84 per share tranches of options exceeded fair value at the grant date which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for outstanding grants is based upon the peer group since the Company was privately-held at the date of grant. The discount rate was derived from the U.S. Treasury yield curve.
The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option award activity as of December 31, 2014 and changes during the year then ended, is presented below:

	Awards (millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2014	16.2	$9.32
Granted	1.6	$9.62
Exercised	(0.4)	$8.03
Forfeited	(0.3)	$9.32
Outstanding at December 31, 2014	17.1	$9.38
Vested and expected to vest at December 31, 2014	17.1	$9.38	$284.5	8.58
Exercisable at December 31, 2014	2.9	$9.49	$47.6	8.44

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Cash received by the company upon exercise of options in 2014 was $3.0 million. The tax benefit related to these exercises is immaterial. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market. The intrinsic value of options exercised in 2014 was not material.
The fair value of shares vested during 2014 and 2013 was $4.5 million and $0.0 million, respectively.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At December 31, 2014 and 2013, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.
At December 31, 2014, there was $9.7 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 3.4 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Predecessor periods
DuPont maintained certain stock-based compensation plans for the benefit of certain of its officers, directors’ and employees, including, prior to the Acquisition, certain DPC employees. DPC recognized stock-based compensation within the combined statement of operations based upon fair values. The fair value of awards granted totaled $2.0 million for the Predecessor year ended December 31, 2012.
Total stock-based compensation expense included in the combined statement of operations was $0.1 million and $0.5 million for the Predecessor period from January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012, respectively.
(12)    RELATED PARTY TRANSACTIONS
Carlyle Group L.P. and its affiliates ("Carlyle")
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle pursuant to which Carlyle Investment provides certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the Successor year ended December 31, 2014, we recorded expense of $3.2 million in regular monthly management fees and out of pocket costs as well as a $13.4 million pre-tax charge related to the termination of the agreement upon completion of the IPO.
During the Successor year ended December 31, 2013, we recorded expense of $3.1 million related to this consulting agreement. In addition, Carlyle Investment received a one-time fee of $35.0 million upon effectiveness of the Acquisition for services rendered in connection with the Acquisition and related acquisition financing. Of this amount, $21.0 million was recorded as merger and acquisition expenses in the Successor year ended December 31, 2013, and $14.0 million was recorded as a component of deferred financing costs, which is amortized to interest expense.
Service King Collision Repair
Service King Collision Repair, a portfolio company of funds affiliated with Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the third quarter 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $4.0 million and $2.0 million for the Successor years ended December 31, 2014 and 2013, respectively. During the Predecessor period from January 1, 2013 through January 31, 2013 sales to Service King Collision Repair were immaterial.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Other
A director of the Company is the Chairman and Chief Executive Officer of an international management consulting firm focused on the automotive and industrial sectors. In connection with the Acquisition, we incurred consulting fees and expenses from the consulting firm of approximately $2.1 million, of which $0.1 million was incurred in the Successor year ended December 31, 2013 and the remainder was incurred in the Successor period from August 24, 2012 through December 31, 2012. As part of the compensation for the consulting services, we granted the consulting firm a stock option award to purchase up to 352,143 of our common shares which had a fair value of approximately $0.5 million.
(13)    OTHER EXPENSE, NET

	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Exchange losses, net	$81.2	$48.9	$—	$4.5	$17.7
Management fees and expenses	16.6	3.1	—	—	—
Other	17.2	(3.5)	—	0.5	(1.4)
Total	$115.0	$48.5	$—	$5.0	$16.3
Our net foreign exchange losses for the year ended December 31, 2014 and 2013 consisted of remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary partially offset by gains on our Euro borrowings and our Venezuela operations, as discussed below.
Based on changes to the Venezuelan currency exchange rate mechanisms in 2014 and our participation in Venezuela’s Complementary System of Foreign Currency Administration (SICAD I) auction process during the year ended December 31, 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars. The exchange rate was determined by such auction process, which was 12.0 to 1 as of December 31, 2014 compared to the historical indexed rate of 6.3 to 1. We determined that the exchange rate of 12.0 to 1 was appropriate given trends in the SICAD 1 auction process. Further, we also believe the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the auction process through SICAD I. The devaluations of the exchange rates resulted in net gains of $17.0 million for the year ended December 31, 2014 primarily due to our Venezuelan operations being in a net monetary liability position.
In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX, which remains at 6.3 to 1, and the SICAD I auction market which continued to trade at 12.0 to 1. The SICAD II market has been eliminated and a new, alternative currency market, the Marginal Foreign Exchange System ("SIMADI"), has been created with a floating exchange rate generally based on supply and demand. An initial exchange rate for the SIMADI market was established at approximately 170.0 to 1.
At December 31, 2014, our Venezuelan subsidiary was in a net monetary liability position of $9.1 million and had non-U.S. Dollar denominated net non-monetary assets of $150.9 million. We continue to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but at this time it is unclear based on the current governmental policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any financial impact on the operations of our Venezuelan subsidiary.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(14)    INCOME TAXES
Domestic and Foreign Components of Income (Loss) Before Income Taxes

	Successor			Predecessor
	Year Ended December 31,		Period from August 24, 2012 through December 31,	Period from January 1, 2013 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
Domestic	$(8.8)	$(153.8)	$—	$(1.5)	$82.8
Foreign	45.6	(109.9)	(29.0)	17.1	310.2
Total	$36.8	$(263.7)	$(29.0)	$15.6	$393.0
Provision (Benefit) for Income Taxes

	Successor
	Year Ended December 31, 2014			Year Ended December 31, 2013			Period from August 24, 2012 through December 31, 2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$—	$(2.1)	$(2.1)	$—	$(43.7)	$(43.7)	$—	$—	$—
State	2.0	(2.9)	(0.9)	2.3	(2.5)	(0.2)	—	—	—
Foreign	38.3	(33.2)	5.1	73.7	(74.6)	(0.9)	—	—	—
Total	$40.3	$(38.2)	$2.1	$76.0	$(120.8)	$(44.8)	$—	$—	$—

	Predecessor
	Period from January 1,2013 through January 31, 2013			Year Ended December 31, 2012
	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$(8.8)	$7.0	$(1.8)	$30.9	$(4.5)	$26.4
State	0.1	(0.2)	(0.1)	6.6	(0.4)	6.2
Foreign	6.7	2.3	9.0	98.6	14.0	112.6
Total	$(2.0)	$9.1	$7.1	$136.1	$9.1	$145.2

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Reconciliation to US Statutory Rate

	Successor						Predecessor
	Year Ended December 31, 2014		Year Ended December 31, 2013		Period from August 24, 2012 through December 31, 2012		Period from January 1 2013 through January 31, 2013		Year Ended December 31, 2012
Statutory U.S. federal income tax / rate(1)	$12.9	35.0%	$(92.3)	35.0%	$(10.1)	35.0%	$5.5	35.0%	$137.6	35.0%
Foreign income taxed at rates other than 35%	(46.7)	(127.0)	(36.6)	13.9	10.1	(35.0)	1.0	6.6	(10.9)	(2.8)
Changes in valuation allowances	44.4	120.9	55.0	(20.9)	—	—	1.4	8.9	9.8	2.5
Foreign exchange (gain) loss	8.7	23.7	8.7	(3.3)	—	—	0.5	3.1	4.7	1.2
Unrecognized tax benefits(2)	(44.0)	(119.7)	35.1	(13.2)	—	—	—	—	—	—
Withholding taxes, net	(0.3)	(0.8)	8.3	(3.2)	—	—	—	—	—	—
Non-deductible interest	15.4	41.9	6.4	(2.4)	—	—	—	—	—	—
Non-deductible expenses	14.2	38.6	19.4	(7.4)	—	—	—	—	—	—
Tax credits	(3.6)	(9.8)	(1.0)	0.4	—	—	—	—	—	—
Capital loss(3)	—	—	(46.7)	17.7	—	—	—	—	—	—
Other - net	1.1	2.9	(1.1)	0.4	—	—	(1.3)	(8.0)	4.0	1.1
Total income tax (benefit)/ effective tax rate	$2.1	5.7%	$(44.8)	17.0%	$—	—	$7.1	45.6%	$145.2	37.0%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)
Within this amount, the Company released and recorded an unrecognized tax benefit of $21.1 million related to non-deductible interest and debt acquisition costs in 2014 and 2013. These adjustments were fully offset by changes in the valuation allowance.

(3)	In 2013, the Company recognized a tax benefit of $46.7 million related to a capital loss, which is fully offset by a $46.7 million increase to the valuation allowance.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Deferred Tax Balances	Successor
	Year Ended December 31,
	2014	2013
Deferred tax asset
Tax loss and credit carryforwards	$185.6	$111.7
Goodwill and intangibles	90.8	89.4
Compensation & employee benefits	92.4	79.1
Accruals & other reserves	58.0	40.5
Interest expense	13.4	8.6
Total deferred tax assets	440.2	329.3
Less: Valuation allowance	(101.9)	(63.4)
Net, deferred tax assets	338.3	265.9
Deferred tax liabilities
Inventory	(3.0)	(1.3)
Property, Plant & Equipment	(215.0)	(218.5)
Accounts Receivable & Other Assets	(2.5)	(8.4)
Equity Investment & Other Securities	(2.2)	(5.8)
Unremitted earnings	(8.5)	(15.9)
Long-Term Debt	(8.1)	—
Total deferred tax liabilities	(239.3)	(249.9)
Net deferred tax asset/(liability)	$99.0	$16.0

Current asset	$64.5	$30.0
Current liability	(7.3)	(5.5)
Non-current assets	250.0	271.9
Non-current liability	(208.2)	(280.4)
Net deferred tax asset	$99.0	$16.0
At December 31, 2014, the Company had $118.3 million of net operating and capital loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $78.2 million have indefinite carryforward periods, and the remaining $40.1 million are subject to expiration between the years 2019 through 2026. In the U.S., there were approximately $53.2 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $2.5 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2034. Tax credit carryforwards at December 31, 2014 amounted to $11.6 million, of which $0.6 million is subject to expiration in 2016. The remaining tax credit carryforwards expire between the years 2018 and 2034.
At December 31, 2013, the Company had $83.1 million of net operating and capital loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $53.2 million have indefinite carryforward periods, and the remaining $29.9 million are subject to expiration between the years 2018 through 2023. In the U.S., there were approximately $24.3 million of federal net operating loss carryforwards (tax effected) subject to expirations in years beyond 2032, and $0.6 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2019 and 2034. Tax credit carryforwards at December 31, 2013, amounted to $3.7 million, which are subject to expiration between the years 2023 through 2033.
The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in Austria, Luxembourg, Netherlands and the United Kingdom at December 31, 2014 and 2013 of $101.9 million and $63.4 million, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The Company has determined that the unremitted earnings of our subsidiaries will not be permanently reinvested, and accordingly, has provided a deferred tax liability at December 31, 2014 and 2013 of $8.5 million and $15.9 million, respectively. The Company has included in the current income tax provision a total benefit of $4.7 million, of which $1.5 million relates to subsidiary earnings and $3.2 million relates to the benefit of reduced withholding tax rates on prior year earnings.
Total Gross Unrecognized Tax Benefits

	Successor			Predecessor
	Year Ended December 31,		Period from January 1 2013 through January 31,	Period from January 1 2013 through January 31,	Year Ended December 31,
	2014	2013	2013	2013	2012
Balance at January 1	$38.9	$—	$—	$—	$—
Increases related to acquisition	—	11.3	—	—	—
Increases related to positions taken on items from prior years	—	—	—	—	—
Decreases related to positions taken on items from prior years	(33.6)	—	—	—	—
Increases related to positions taken in the current year	—	27.6	—	—	—
Settlement of uncertain tax positions with tax authorities	—	—	—	—	—
Decreases due to expiration of statutes of limitations	—	—	—	—	—
Balance at December 31	$5.3	$38.9	$—	$—	$—
At December 31, 2014, the total amount of gross unrecognized tax benefits was $5.3 million ($38.9 million at December 31, 2013), of which $5.3 million would impact the effective tax rate, if recognized ($17.8 million at December 31, 2013).
Interest and penalties associated with gross unrecognized tax benefits are included as components of the "Provision (benefit) for income taxes," and totaled $6.8 million in 2014 and a charge of $7.4 million in 2013. Accrued interest and penalties are included within the related tax liability line in the balance sheet. The Company’s accrual for interest and penalties at December 31, 2014 and 2013 was $0.3 million and $7.1 million, respectively.
During 2014, resolution on two separate tax matters resulted in the adjustment of gross unrecognized tax benefits. In April 2014, documentation was secured to support tax deductions related to pre-acquisition activities. Additionally, in December 2014, the Company received affirmative guidance with respect to the treatment of certain 2013 charges. As a result, the Company believes it is more likely than not to sustain the position and adjusted the unrecognized tax benefits related to these matters, resulting in a tax benefit of $31.0 million (offset by an unfavorable change in the valuation allowance of $21.1 million).
The Company is subject to income tax in approximately 40 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, China, Germany, Mexico, and United Kingdom. The statute of limitations varies by jurisdiction with 2006 being the oldest tax year still open in the material jurisdictions. The Company is currently under audit in certain jurisdictions for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 acquisition will be indemnified by DuPont.
As of December 31, 2014 and 2013, we had gross unrecognized tax benefits of $5.6 million and $46.1 million, respectively, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(15)    EARNINGS PER COMMON SHARE
Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of the Company’s basic and diluted earnings per common share is as follows (in millions, except earnings per share):

	Successor
	Year Ended December 31,		Period from August 24, 2012 through December 31, 2012
(In millions, except per share data)	2014	2013	2012
Net income (loss) attributable to Axalta	$27.4	$(224.9)	$(29.0)
Pre-Acquisition net loss attributable to Axalta	—	(3.9)	(29.0)
Net income (loss) to common shareholders (1)	$27.4	$(221.0)	$—
Basic and diluted weighted average shares outstanding (1)	229.3	228.3	—
Diluted weighted average shares outstanding	230.3	228.3	—
Earnings per Common Share:
Basic net income (loss) per share	$0.12	$(0.97)	$—
Diluted net income (loss) per share	$0.12	$(0.97)	$—

(1)
As of February 1, 2013, the date of the Acquisition, the Company received the initial Equity Contribution of $1,350.0 million. Accordingly, the net loss to common shareholders and the weighted average shares outstanding calculation is based on the period from February 1, 2013 to December 31, 2013.

The number of anti-dilutive shares (stock options) that have been excluded in the computation of diluted earnings per share for the Successor years ended December 31, 2014 and 2013 were 7.2 million and 16.3 million, respectively. There were no anti-dilutive shares for the Successor period ending December 31, 2012.
Basic and diluted weighted average shares outstanding have been adjusted to reflect the Company’s 100,000 for 1 stock split which occurred in July 2013, and the Company’s 1.69 for 1 stock split which occurred in October 2014.
(16)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Successor
	Year Ended December 31,
	2014	2013
Accounts receivable—trade, net	$638.3	$637.5
Notes receivable	45.5	44.7
Other	136.6	183.7
Total	$820.4	$865.9
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $9.9 million and $6.5 million at December 31, 2014 and 2013, respectively. Bad debt expense was $5.1 million and $5.4 million for the Successor years ended December 31, 2014 and 2013, respectively, $0.2 million for the Predecessor period from January 1, 2013 through January 31, 2013 and $5.0 million for the Predecessor year ended December 31, 2012.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(17)    INVENTORIES

	Successor
	Year Ended December 31,
	2014	2013
Finished products	$323.7	$329.3
Semi-finished products	81.3	90.2
Raw materials and supplies	133.3	130.7
Total	$538.3	$550.2
Stores and supplies inventories of $20.9 million and $21.2 million at December 31, 2014 and December 31, 2013 were valued under the weighted average cost method.
(18) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $176.6 million and $174.3 million for the Successor years ended December 31, 2014 and 2013, respectively. Depreciation expense amounted to $7.2 million for the Predecessor period from January 1, 2013 through January 31, 2013 and $82.9 million for the Predecessor year ended December 31, 2012.

				Successor
				Year Ended December 31,
	Useful Lives (years)			2014	2013
Land				$90.5	$99.9
Buildings and improvements	5	-	25	418.4	430.7
Machinery and equipment	3	-	25	1,060.1	1,087.0
Software	5	-	7	122.1	42.4
Other	3	-	20	29.1	26.3
Construction in progress				138.0	119.9
Total				1,858.2	1,806.2
Accumulated depreciation				(344.1)	(183.6)
Property, plant, and equipment, net				$1,514.1	$1,622.6

(19)    OTHER ASSETS

	Successor
	Year Ended December 31,
	2014	2013
Available for sale securities	$4.5	$4.9
Deferred income taxes—non-current	250.0	271.9
Other	219.2	218.3
Total	$473.7	$495.1

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(20)    ACCOUNTS PAYABLE

	Successor
	Year Ended December 31,
	2014	2013
Trade payables	$463.6	$428.8
Non-income taxes	21.4	40.5
Other	9.5	9.2
Total	$494.5	$478.5

(21)    OTHER ACCRUED LIABILITIES

	Successor
	Year Ended December 31,
	2014	2013
Compensation and other employee-related costs	$153.0	$168.0
Current portion of long-term employee benefit plans	12.4	13.3
Restructuring	48.5	98.4
Discounts, rebates, and warranties	68.6	65.0
Income taxes payable	20.8	25.1
Derivative liabilities	1.5	1.2
Other	100.0	101.7
Total	$404.8	$472.7
(22)    BORROWINGS
Borrowings are summarized as follows:

	Successor
	Year Ended December 31,
	2014	2013
Dollar Term Loan	$2,165.5	$2,282.8
Euro Term Loan	481.0	547.7
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	305.3	344.9
Short-term borrowings	12.2	18.2
Other borrowings	0.7	—
Unamortized original issue discount	(18.3)	(22.7)
	$3,696.4	$3,920.9
Less:
Short term borrowings	$12.2	$18.2
Current portion of long-term borrowings	27.9	28.5
Long-term debt	$3,656.3	$3,874.2

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(a)	Senior Secured Credit Facilities, as amended
On February 3, 2014, Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities and 2.00% per annum for Base Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter 2014, our Total Net Leverage Ratio was confirmed to be less than 4.50:1.00. Concurrently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through December 31, 2014.
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B. V. ("Dutch A B.V.") and the guarantors. The Dollar Term Loan and Euro Term Loan mature on February 1, 2020 and the Revolving Credit Facility matures on February 1, 2018. Principal is paid quarterly on both the Dollar Term Loan and the Euro Term Loan based on 1% per annum of the original principal amount with the unpaid balance due at maturity.
Interest is payable quarterly on both the New Dollar Term Loan and the New Euro Term Loan. Prior to the Amendment, interest on the Dollar Term Loan was subject to a floor of 1.25% for Eurocurrency Rate Loans plus an applicable rate of 3.50%. For Base Rate Loans, the interest was subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.25% plus an applicable rate of 2.50%. Interest on the Euro Term Loan, a Eurocurrency Loan, was subject to a floor of 1.25% plus an applicable rate of 4.00%.
Under the Senior Secured Credit Facilities, interest on any outstanding borrowings under the Revolving Credit Facility is subject to a floor of 1.00% for Eurocurrency Rate Loans plus an applicable rate of 3.50% (subject to an additional step-down to 3.25%). For Base Rate Loans, the interest is subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.00% plus an applicable rate of 2.50% (subject to an additional step-down to 2.25%).
Under circumstances described in the Credit Agreement, the Company may increase available revolving or term facility borrowings up to $400.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
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
During the year ended December 31, 2014, we voluntarily repaid $100.0 million of the outstanding New Dollar Term Loan. Concurrent with this action, we recorded a pre-tax loss on extinguishment of $3.0 million, consisting of the write-off of $2.2 million and $0.8 million of unamortized deferred financing costs and original issue discounts, respectively.
We are subject to customary negative covenants as well as a financial covenant which is a maximum First Lien Leverage Ratio. This financial covenant is applicable only when greater than 25% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter.
Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are amortized as interest expense over the life of the Senior Secured Credit Facilities.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Amortization expense related to deferred financing costs, net for years ended December 31, 2014 and 2013 were $13.3 million and $11.7 million, respectively.
Amortization expense related to original issue discounts for the years ended December 31, 2014 and 2013 were $3.6 million and $3.0 million, respectively.
At December 31, 2014 and 2013 there were no borrowings under the Revolving Credit Facility. At December 31, 2014 and 2013, letters of credit issued under the Revolving Credit Facility totaled $15.5 million and $20.7 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $384.5 million and $379.3 million at December 31, 2014 and 2013, respectively.

(b)	Significant Terms of the Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer", (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, Dutch B B.V. issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million, are recorded within deferred financing costs, net and are amortized as interest expense over the life of the Notes. At December 31, 2014 and 2013, the remaining unamortized balances were $25.3 million and $29.4 million, respectively. The expense related to the amortization of the deferred financing costs for the Successor year ended December 31, 2014 and 2013, were $4.1 million and $3.7 million, respectively.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million, and are recorded within "Deferred financing costs, net" and are amortized into interest expense over the life of the Senior Notes. At December 31, 2014 and 2013, the remaining unamortized balances were $7.7 million and $9.0 million, respectively.
On or after February 1, 2016, we have the option to redeem all or part of the Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount):

Period	Euro Notes Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019	100.000%
2020 and thereafter	100.000%
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million, are recorded within "Deferred financing costs, net" and are amortized as interest expense over the life of the Senior Notes. At December 31, 2014 and 2013, the remaining unamortized balances were $17.6 million and $20.4 million, respectively.
On or after February 1, 2016, we have the option to redeem all or part of the Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount)

Period	Dollar Notes Percentage
2016	105.531%
2017	103.688%
2018	101.844%
2019	100.000%
2020 and thereafter	100.000%
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

(c)	Short-term borrowings
On September 12, 2013, we entered into short-term borrowings in the amount of $27.8 million to partially fund the acquisition of a real estate investment property which closed in October 2013. The short-term borrowings associated with this acquisition were paid in full upon reaching maturity during the three months ended September 30, 2014. Other miscellaneous short-term borrowings had outstanding balances of $12.2 million and $0.4 million at December 31, 2014 and 2013, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(d)	Bridge financing commitment fees
On August 30, 2012, we signed a debt commitment letter, which was subsequently amended and restated, that included a bridge facility comprised of $1,100.0 million of unsecured U.S. bridge loans and a $300.0 million of secured bridge loans (the "Bridge Facility"), which was to be utilized to partially fund the Acquisition in the event that permanent financing was not obtained. Drawings under the Bridge Facility were subject to certain conditions. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility during the year ended December 31, 2013.

(e)	Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2014.

2015	$40.1
2016	27.9
2017	27.9
2018	28.6
2019	27.9
Thereafter	3,562.3
$3,714.7
(23)    FAIR VALUE ACCOUNTING

(a)	Assets measured at fair value on a nonrecurring basis
During the Successor years ended December 31, 2014 and December 31, 2013 we recorded impairment losses of $0.1 million and $3.2 million, respectively, associated with the abandonment of certain in process research and development projects acquired in the Acquisition. During the Predecessor period from January 1, 2013 through January 31, 2013 no assets were adjusted to their fair values on a nonrecurring basis. See Note 3 for further discussion of recording the fair values of the indefinite-lived in-process research and development intangible assets acquired in the Acquisition, and the subsequent testing of these assets for impairment.

(b)	Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at December 31, 2014 and 2013 were $4.5 million and $4.9 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at December 31, 2014 were $795.0 million and $320.5 million, respectively. The fair values at December 31, 2013 were $798.8 million and $362.1 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the Dollar Term Loan and the Euro Term Loan at December 31, 2014 were $2,100.5 million and $478.0 million, respectively. The fair values at December 31, 2013 were $2,297.1 million and $552.5 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(24)    DERIVATIVE FINANCIAL INSTRUMENTS
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs.
During the Successor year ended December 31, 2013, we entered into a foreign currency contract to hedge the variability of the US dollar equivalent of the original borrowings under the Euro Term Loan and the proceeds from the issuance of the Euro Senior Notes. Changes in the fair value of this instrument were recorded in current period earnings and were presented in Other expense, net as a component of Exchange (gains) losses. Losses related to the settlement of this contract recognized during the Successor year ended December 31, 2013 totaled $19.4 million. Cash flows resulting from the settlement of the derivative instrument on February 1, 2013 are reported as investing activities.
During the Successor year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps are in place until September 29, 2017. The interest rate swaps qualify and are designated as effective cash flow hedges.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our consolidated and combined balance sheet:

	Successor
	Year Ended December 31,
	2014	2013
Foreign currency contracts	$—	$—
Other assets:
Interest rate swaps	5.9	10.5
Total assets	$5.9	$10.5
Other liabilities:
Interest rate swaps	$1.5	$1.2
Total liabilities	$1.5	$1.2
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our consolidated and combined balance sheet:

	Successor
	Year Ended December 31,
	2014	2013
Foreign currency contracts	$—	$—
Other assets:
Interest rate cap	0.1	3.4
Total assets	$0.1	$3.4
Other liabilities:
Foreign currency contracts	$—	$—
Total liabilities	$—	$—
For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive loss" and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The following table sets forth the locations and amounts recognized during the Successor years ended December 31, 2014 and 2013, respectively, for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in 2014:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$4.6	Interest expense, net	$6.5	Interest expense, net	$0.3

Derivatives in Cash Flow Hedging Relationships in 2013:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(5.0)	Interest expense, net	$4.4	Interest expense, net	$(4.3)
Also during the Successor year ended December 31, 2013, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loan that is in place until September 29, 2017. We paid a premium of $3.1 million for the interest rate cap. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
DPC, through DuPont, entered into contractual arrangements (derivatives) to reduce its exposure to foreign currency risk. The foreign currency derivative program was utilized for financial risk management and consisted of forward contracts. The derivative instruments were not designated as hedging instruments. Changes in the fair value of the derivative instruments were recorded in current period earnings and were presented in Other expense, net as a component of exchange (gains) losses.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Successor		Predecessor
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from January 1, 2013 through January 31, 2013	Year Ended December 31, 2012
Foreign currency forward contract	Other expense, net as a component of Exchange (gains) losses	$1.4	$20.9	$2.0	$3.9
Interest rate cap	Interest expense, net	3.4	(0.3)	—	—
		$4.8	$20.6	$2.0	$3.9
(25)    SEGMENTS
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

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
Our business serves four end-markets globally as follows:

	Successor		Predecessor
	Year Ended December 31,		January 1 through January 31,	Year Ended December 31,
	2014	2013	2013	2012
Performance Coatings
Refinish	$1,850.8	$1,670.0	$129.4	$1,759.3
Industrial	734.2	655.3	57.4	720.2
Total Net sales Performance Coatings	2,585.0	2,325.3	186.8	2,479.5
Transportation Coatings
Light Vehicle	1,384.5	1,291.5	111.6	1,390.6
Commercial Vehicle	392.2	334.3	27.8	349.3
Total Net sales Transportation Coatings	1,776.7	1,625.8	139.4	1,739.9
Total Net sales	$4,361.7	$3,951.1	$326.2	$4,219.4
Segment information for the Predecessor period has been recast to conform to the Successor segment presentation.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Successor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2014
Net sales (1)	$2,585.0	$1,776.7	$4,361.7
Equity in earnings in unconsolidated affiliates	(1.2)	(0.2)	(1.4)
Adjusted EBITDA (2)	547.6	292.9	840.5
Investment in unconsolidated affiliates	7.2	7.1	14.3

	Successor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2013
Net sales (1)	$2,325.3	$1,625.8	$3,951.1
Equity in earnings in unconsolidated affiliates	1.8	0.3	2.1
Adjusted EBITDA (2)	500.2	198.8	699.0
Investment in unconsolidated affiliates	7.7	8.1	15.8

	Predecessor
	Performance Coatings	Transportation Coatings	Total
January 1 through January 31, 2013
Net sales (1)	$186.8	$139.4	$326.2
Equity in earnings (losses) in unconsolidated affiliates	—	(0.3)	(0.3)
Adjusted EBITDA (2)	15.0	17.7	32.7
Investment in unconsolidated affiliates	2.0	6.7	8.7

	Predecessor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2012
Net sales (1)	$2,479.5	$1,739.9	$4,219.4
Equity in earnings in unconsolidated affiliates	—	0.6	0.6
Adjusted EBITDA (2)	426.0	151.6	577.6
Investment in unconsolidated affiliates	0.8	7.1	7.9

(1)	The Company has no intercompany sales.

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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

	Successor			Predecessor
	Year Ended December 31,		August 24 through December 31,	January 1 through January 31,	Year ended December 31,
	2014	2013	2012	2013	2012
Adjusted EBITDA	$840.5	$699.0	$—	$32.7	$577.6
Inventory step-up (a)	—	(103.7)	—	—	—
Merger and acquisition related costs (b)	—	(28.1)	(29.0)	—	—
Financing fees (c)	(6.1)	(25.0)	—	—	—
Foreign exchange remeasurement losses (d)	(81.2)	(48.9)	—	(4.5)	(17.7)
Long-term employee benefit plan adjustments (e)	0.6	(9.5)	—	(2.3)	(36.9)
Termination benefits and other employee related costs (f)	(18.4)	(147.5)	—	(0.3)	(8.6)
Consulting and advisory fees (g)	(36.3)	(54.7)	—	—	—
Transition-related costs (h)	(101.8)	(29.3)	—	—	—
IPO-related costs (i)	(22.3)	—	—	—	—
Other adjustments (j)	(10.8)	(2.3)	—	(0.1)	(12.6)
Dividends in respect of noncontrolling interest (k)	2.2	5.2	—	—	1.9
Management fee expense (l)	(3.2)	(3.1)	—	—	—
EBITDA	563.2	252.1	(29.0)	25.5	503.7
Interest expense, net	217.7	215.1	—	—	—
Depreciation and amortization	308.7	300.7	—	9.9	110.7
Income before income taxes	$36.8	$(263.7)	$(29.0)	$15.6	$393.0

(a)
During the Successor year ended December 31, 2013, we recorded a non-cash fair value adjustment associated with our acquisition accounting for inventories. These amounts increased cost of goods sold by $103.7 million.

(b)
In connection with the Acquisition, we incurred $28.1 million and $29.0 million of merger and acquisition costs during the Successor years ended December 31, 2013 and December 31, 2012, respectively. These costs consisted primarily of investment banking, legal and other professional advisory services costs.

(c)
On August 30, 2012, we signed a debt commitment letter, which included the Bridge Facility. Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the payment and termination of the Bridge Facility. In connection with the amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the Successor year ended December 31, 2014. In addition to the credit facility amendment, we also incurred a $3.0 million loss on extinguishment of debt recognized during the Successor year ended December 31, 2014, which resulted directly from the pro-rata write off of unamortized deferred financing costs and original issue discounts associated with the pay-down of $100.0 million of principal on the New Dollar Term Loan (discussed further at Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K).

(d)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.

(e)
For the Successor years ended December 31, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $7.3 million recorded during the Successor year ended December 31, 2014. For the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012 eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs for the foreign pension plans that were assumed as part of the Acquisition.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

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

(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(i)
Represents costs associated with the IPO, including a $13.4 million pre-tax charge associated with the termination of the management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, upon the completion of the IPO.

(j)
Represent costs for certain unusual or non-operational losses and the non-cash impact of natural gas and currency hedge losses allocated to DPC by DuPont, stock-based compensation, asset impairments, equity investee dividends, indemnity income associated with the Transaction, and loss (gain) on sale and disposal of property, plant and equipment.

(k)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(l)
Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses.

Segment information for the Predecessor periods has been recast to conform to the Successor segment presentation.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from August 24 through December 31,	Period from January 1 through January 31,	Year Ended December 31,
	2014	2013	2012	2013	2012
North America	$1,307.8	$1,165.4	$—	$81.6	$1,238.6
EMEA	1,672.0	1,540.4	—	141.0	1,675.4
Asia Pacific	715.0	593.7	—	51.7	595.0
Latin America	666.9	651.6	—	51.9	710.4
Total (a)	$4,361.7	$3,951.1	$—	$326.2	$4,219.4
Net long-lived assets by region were as follows:

	Successor
	December 31, 2014	December 31, 2013
North America	$481.4	$483.8
EMEA	542.0	623.5
Asia Pacific	234.3	218.1
Latin America	256.4	297.2
Total (b)	$1,514.1	$1,622.6

(a)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 11% and 10% of the total for the Successor years ended December 31, 2014 and 2013, respectively, as well as 11% for the Predecessor period ended January 31, 2013 and 8% in the Predecessor year ended December 31, 2012. Sales to external customers in Germany represented approximately 10% and 10% of the total for the Successor years ended December 31, 2014 and 2013, respectively, as well as 11% for the Predecessor period ended January 31, 2013 and 16% in the Predecessor year ended December 31, 2012. Canada, which is included in the North America region, represents approximately 3% of total sales in all periods.

(b)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $302.8 million and $348.1 million in the years ended December 31, 2014 and 2013, respectively. China long-lived assets amounted to $189.4 million and $167.5 million in the years ended December 31, 2014 and 2013, respectively.

(26)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income
Successor Balance, December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
Current year deferrals to AOCI	(96.4)	(29.7)	0.7	3.6	(121.8)
Reclassifications from AOCI to Net income	—	(9.0)	—	(6.5)	(15.5)
Net Change	(96.4)	(38.7)	0.7	(2.9)	(137.3)
Successor Balance, December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Included within reclassifications from AOCI to Net income for the Successor year ended December 31, 2014 was $7.3 million of curtailment gains related to an amendment to one of our pension plans.
The income tax related to the changes in pension and other long-term employee benefits for the year ended December 31, 2014 was $16.9 million. The cumulative income tax impact related to the adjustments for pension and other long-term employee benefits at December 31, 2014 was a benefit of $13.4 million compared to the cumulative income tax expense at December 31, 2013 of $3.5 million. The income tax related to the change in the unrealized gain on derivatives for the year ended December 31, 2014 was $1.7 million. The cumulative income tax expense related to the adjustments for unrealized gain on derivatives at December 31, 2014 and 2013 were $0.2 million and $1.9 million, respectively.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Loss on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
Successor Balance, December 31, 2012	$—	$—	$—	$—	$—
Current year deferrals to AOCI	24.3	7.5	(0.9)	7.5	38.4
Reclassifications from AOCI to Net income	—	—	—	(4.4)	(4.4)
Net Change	24.3	7.5	(0.9)	3.1	34.0
Successor Balance, December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
The income tax related to the changes in pension and other long-term employee benefits for the Successor year ended December 31, 2013 was $3.5 million. The cumulative income tax expense related to the adjustment for pension and other long-term employee benefits at December 31, 2013 was $3.5 million. The income tax related to the change in the unrealized gain on derivatives for the Successor year ended December 31, 2013 was $1.9 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at December 31, 2013 was $1.9 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized loss on securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
Predecessor Balance, December 31, 2012	$—	$(142.3)	$1.4	$—	$(140.9)
Current year deferrals to AOCI	—	0.7	0.2	—	0.9
Reclassifications from AOCI to Net income	—	—	—	—	—
Net Change	—	0.7	0.2	—	0.9
Predecessor Balance, January 31, 2013	$—	$(141.6)	$1.6	$—	$(140.0)
The income tax related to the changes in pension and other long-term employee benefits for the Predecessor one month ended January 31, 2013 was $0.4 million. The cumulative income tax benefit related to the adjustment for pension and other long-term employee benefits at January 31, 2013 was $76.3 million. The income tax related to the change in the unrealized gain on derivatives for the Predecessor one month ended January 31, 2013 was $0.0 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at January 31, 2013 was $0.0 million. The income tax related to the change in the unrealized loss on securities for the Predecessor one month ended January 31, 2013 was $0.0 million. The cumulative income expense cost related to the adjustment for unrealized loss on securities at January 31, 2013 was $0.9 million.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(27)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the Successor years ended December 31, 2014 and 2013, respectively (in millions, except per share data):

2014	March 31	June 30(b)	September 30(b)	December 31(c)	Full Year
Total revenue	$1,054.4	$1,134.3	$1,115.8	$1,087.0	$4,391.5
Cost of goods sold	703.5	742.5	728.1	723.1	2,897.2
Net income (loss)	(3.7)	55.8	(18.3)	0.9	34.7
Net income (loss) attributable to controlling interests	(4.3)	53.8	(19.9)	(2.2)	27.4
Basic net income (loss) per share	(0.02)	0.23	(0.09)	(0.01)	0.12
Diluted net income (loss) per share	(0.02)	0.23	(0.09)	(0.01)	0.12

2013	March 31(a)	June 30(a)	September 30	December 31	Full Year
Total revenue	$675.1	$1,122.2	$1,082.8	$1,106.7	$3,986.8
Cost of goods sold	539.1	788.5	739.1	706.1	2,772.8
Net income (loss)	(156.5)	(21.8)	6.4	(47.0)	(218.9)
Net income (loss) attributable to controlling interests	(157.8)	(22.8)	5.0	(49.3)	(224.9)
Basic net income (loss) per share	(0.67)	(0.10)	0.02	(0.22)	(0.97)
Diluted net income (loss) per share	(0.67)	(0.10)	0.02	(0.22)	(0.97)
(a) The Company recorded $72.6 million and $31.1 million of non-cash inventory adjustments associated with the fair value adjustment associated with our acquisition during the three months ended March 31, 2013 and June 30, 2013, respectively.
(b) The Company recorded gains of $7.7 million and $7.3 million related to amendments to benefit plans during the three months ended June 30, 2014 and September 30, 2014, respectively.
(c) During the three-months ended December 31, 2014, the Company recorded a $13.4 million pre-tax charge associated with the termination of the management agreement with Carlyle Investment Management, L.L.C., upon the completion of the IPO and a cumulative net benefit of $3.8 million ($0.4 million for the full year) associated with the correction of an error originating in prior periods. The Company concluded the error was not material to the current or previously reported periods.
Reclassification and revisions
During the quarter ended September 30, 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the consolidated balance sheet at December 31, 2013, and the consolidated statements of operations, and statements of comprehensive income (loss) for the year ended December 31, 2013. The Company assessed the applicable guidance and concluded that these errors were not material to the Company’s consolidated financial statements for the aforementioned prior periods; however, the Company did conclude that correcting these prior misstatements would be significant to the three and nine-month periods ended September 30, 2014 consolidated statement of operations. The correction had an impact of $3.0 million, $5.1 million, $1.4 million and $2.0 million on Net income (loss) and Net income (loss) attributable to controlling interests in the first, second, third and fourth quarter of 2013, respectively. The correction had an impact of $2.8 million and $2.5 million on Net income (loss) and Net income (loss) attributable to controlling interests in the first and second quarters of 2014, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management report on internal control over financial reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2015 Annual Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board of Directors. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from Part I of the Proxy Statement under the caption "Executive Officers."
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors - Board Committees - Audit Committee", "Corporate Governance Matters and Committees of the Board of Directors - Policies on Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is contained in the Proxy Statement under the captions "Compensation Discussion and Analysis", "Potential Payments upon Termination or Change-in-Control", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 is contained in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is contained in the Proxy Statement under the captions "Director Independence" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the captions "Proposal No. 4: Ratification of the Appointment of the Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2014 Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor) Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    Consolidated Financial Statement Schedule for the Successor years ended December 31, 2014 and 2013 and the Predecessor period January 1, 2013 through January 31, 2013 and the Predecessor year ended December 31, 2012.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II Valuation and Qualifying Accounts
(a)(3) Exhibits - See the Exhibit Index for the exhibits filed with this Annual Report on Form 10-K or incorporated by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the Successor and Predecessor years ended December 31, and the Predecessor period from January 1, 2013 to January 31, 2013:

(in millions)	Balance at Beginning of Year	Charged to Expenses	Deductions(1)	Balance at End of Year
Successor
2014	$6.5	$5.1	$1.7	$9.9
2013	—	5.4	(1.1)	6.5
Predecessor
January 1 through January 31, 2013	$29.6	$0.2	$(1.1)	$30.9
2012	31.4	5.0	6.8	29.6

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2015.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Charles W. Shaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2015
Charles W. Shaver

/s/ Robert W. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Robert W. Bryant

/s/ Sean M. Lannon	Vice President and Global Controller (Principal Accounting Officer)	March 13, 2015
Sean M. Lannon

/s/ Orlando A. Bustos	Director	March 13, 2015
Orlando A. Bustos

/s/ Robert M. McLaughlin	Director	March 13, 2015
Robert M. McLaughlin

/s/ Andreas C. Kramvis	Director	March 13, 2015
Andreas C. Kramvis

/s/ Martin W. Sumner	Director	March 13, 2015
Martin W. Sumner

/s/ Wesley T. Bieligk	Director	March 13, 2015
Wesley T. Bieligk

/s/ Gregor P. Böhm	Director	March 13, 2015
Gregor P. Böhm

/s/ Allan M. Holt	Director	March 13, 2015
Allan M. Holt

/s/ Gregory S. Ledford	Director	March 13, 2015
Gregory S. Ledford

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Indenture governing the 7.375% Senior Notes due 2021, dated February 1, 2013 (the "Dollar Senior Notes Indenture"), among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.2*
Form of 7.375% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.3*
First Supplemental Indenture to the Dollar Senior Notes Indenture, dated April 26, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.4*
First Supplemental Indenture to the Dollar Senior Notes Indenture, dated May 10, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.5*
Third Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.6*
Fourth Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 29, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.7*
Fifth Supplemental Indenture to the Dollar Senior Notes Indenture, dated September 17, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.8*
Sixth Supplemental Indenture to the Dollar Senior Notes Indenture dated September 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.9*
Seventh Supplemental Indenture to the Dollar Senior Notes Indenture, dated December 27, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.10*
Eighth Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 1, 2014, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.11*
Indenture governing the 5.750% Senior Secured Notes due 2021, dated February 1, 2013 (the "Euro Senior Notes Indenture"), among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Issuers, the Guarantors named therein, Wilmington Trust, National Association, as Trustee and Collateral Agent, Citigroup Global Markets Deutschland AG, as registrar, and Citibank B.A. London Branch, as Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.12*
Form of 5.750% Senior Secured Note due 2021 (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.13*
First Supplemental Indenture to the Euro Senior Notes Indenture, dated April 26, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.14*
First Supplemental Indenture to the Euro Senior Notes Indenture, dated May 10, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.15*
Third Supplemental Indenture to the Euro Senior Notes Indenture, dated July 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.16*
Fourth Supplemental Indenture to the Euro Senior Notes Indenture, dated July 29, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.17*
Fifth Supplemental Indenture to the Euro Senior Notes Indenture, dated September 17, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.18*
Sixth Supplemental Indenture to the Euro Senior Notes Indenture, dated September 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.19*
Seventh Supplemental Indenture to the Euro Senior Notes Indenture, dated December 27, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.20*
Eighth Supplemental Indenture to the Euro Senior Notes Indenture, dated July 1, 2014, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.21*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014.)

10.1*
Credit Agreement, dated as of February 1, 2013 (the "Credit Agreement"), among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as Borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) as Holdings, Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), as U.S. Holdings, Barclays Bank PLC as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement, to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Dutch Borrower, Axalta Coating Systems U.S. Holdings, Inc. as U.S. Borrower and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. (the "Dutch Borrower"), and Axalta Coating Systems U.S. Holdings, Inc. (the "U.S. Borrower" and together with the Dutch Borrower, collectively, the "Borrowers"), Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.) ("U.S. Holdings"), Axalta Coating Systems Dutch Holding A B.V. ("Holdings"), and Barclays Bank PLC, as administrative agent (in such capacity, the "Administrative Agent"), as collateral agent (in such capacity, the "Collateral Agent"), and as designated 2014 Specified Refinancing Term Lender (in such capacity, the "Designated 2014 Specified Refinancing Term Lender") (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Security Agreement, dated February 1, 2013, among the Grantors referred to therein and Barclays Bank PLC, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.5*
Security Agreement, dated February 1, 2013, among the Grantors referred to therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.6*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.7*
Intellectual Property Security Agreement, dated February 1, 2013, between the U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.8*
Subsidiary Guaranty, dated as of February 1, 2013, among the Guarantors named therein, the Additional Guarantors referred to therein and Barclays bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.9*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as Bank Collateral Agent under the Credit Agreement, and as Notes Foreign Collateral Agent under the Indenture, Wilmington Trust, National Association, as Notes Collateral Agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as Collateral Agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as Collateral Agent, and Wilmington Trust, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Wilmington Trust, National Association, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Share Pledge Agreement, made on 24 July 2013, between Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited), and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited), and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.43*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Wilmington Trust, National Association, as collateral agent under the Secured Notes Indenture (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.44*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.45*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.46*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.47*
Amended and Restated Stockholders Agreement, dated July 31, 2013, among Axalta Coating Systems Bermuda Co., Ltd. (n/k/a Axalta Coating Systems Ltd.), the Initial Carlyle Stockholders and the Management Stockholders party thereto (incorporated by reference to Exhibit 10.47 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.48*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.49*
Employment Agreement between Charles W. Shaver and Coatings Co. U.S. Inc., dated October 26, 2012 (incorporated by reference to Exhibit 10.49 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.50*
Employment Agreement between Robert W. Bryant and Coatings Co. U.S. Inc., dated January 12, 2013 (incorporated by reference to Exhibit 10.50 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.51*
Employment Agreement between Steven R. Markevich and Coatings Co. U.S. Inc., dated May 2, 2013 (incorporated by reference to Exhibit 10.51 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.52*
Employment Agreement between Joseph F. McDougall and Coatings Co. U.S. Inc., dated May 1, 2013 (incorporated by reference to Exhibit 10.52 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.53*
Employment Agreement between Michael Finn and Coatings Co. U.S. Inc., dated March 26, 2013 (incorporated by reference to Exhibit 10.53 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.54*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.55*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.56*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.57*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.58*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.59*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.60*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.61*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.62	Principal Stockholders Agreement by and among Axalta Coating Systems Ltd. and the Carlyle Stockholders, dated November 14, 2014

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

23.2	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney (included in the signature pages to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

†
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

††
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.