Form 10-Q
period 2015-03-31
Axalta Coating Systems Ltd.
filed 2015-05-06
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Non-accelerated filer ☒ Accelerated filer ☐ Small reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2015, there were 229,861,218 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$989.2	$1,047.4
Other revenue	8.3	7.0
Total revenue	997.5	1,054.4
Cost of goods sold	649.8	703.5
Selling, general and administrative expenses	213.0	246.7
Research and development expenses	12.9	11.3
Amortization of acquired intangibles	20.0	21.1
Income from operations	101.8	71.8
Interest expense, net	50.0	59.0
Other expense, net	3.9	4.5
Income before income taxes	47.9	8.3
Provision for income taxes	1.2	12.0
Net income (loss)	46.7	(3.7)
Less: Net income attributable to noncontrolling interests	1.6	0.6
Net income (loss) attributable to controlling interests	$45.1	$(4.3)
Basic net income (loss) per share	$0.20	$(0.02)
Diluted net income (loss) per share	$0.19	$(0.02)
Basic weighted average shares outstanding	229.8	229.1
Diluted weighted average shares outstanding	237.0	229.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$46.7	$(3.7)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(109.6)	(7.5)
Unrealized gain (loss) on securities	0.5	(0.2)
Unrealized gain (loss) on derivatives	(4.8)	0.5
Unrealized gain (loss) on pension and other benefit plan obligations	(1.2)	5.5
Other comprehensive loss, before tax	(115.1)	(1.7)
Income tax benefit (provision) related to items of other comprehensive income	2.6	(1.3)
Other comprehensive loss, net of tax	(112.5)	(3.0)
Comprehensive loss	(65.8)	(6.7)
Less: Comprehensive income attributable to noncontrolling interests	1.2	0.6
Comprehensive loss attributable to controlling interests	$(67.0)	$(7.3)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$222.9	$382.1
Restricted cash	2.8	4.7
Accounts and notes receivable, net	833.0	820.4
Inventories	541.3	538.3
Prepaid expenses and other	82.6	62.9
Deferred income taxes	68.2	64.5
Total current assets	1,750.8	1,872.9
Property, plant and equipment, net	1,411.7	1,514.1
Goodwill	916.8	1,001.1
Identifiable intangibles, net	1,246.8	1,300.0
Deferred financing costs, net	86.8	91.0
Other assets	485.5	473.7
Total assets	$5,898.4	$6,252.8
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$458.3	$494.5
Current portion of borrowings	41.6	40.1
Deferred income taxes	6.4	7.3
Other accrued liabilities	291.7	404.8
Total current liabilities	798.0	946.7
Long-term borrowings	3,566.7	3,656.3
Accrued pensions and other long-term employee benefits	272.6	306.4
Deferred income taxes	190.6	208.2
Other liabilities	22.3	23.2
Total liabilities	4,850.2	5,140.8
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 229.8 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	229.8	229.8
Capital in excess of par	1,145.9	1,144.7
Accumulated deficit	(181.4)	(226.5)
Accumulated other comprehensive loss	(215.4)	(103.3)
Total Axalta shareholders’ equity	978.9	1,044.7
Noncontrolling interests	69.3	67.3
Total shareholders’ equity	1,048.2	1,112.0
Total liabilities and shareholders’ equity	$5,898.4	$6,252.8

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$46.7	$(3.7)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	72.6	81.1
Amortization of financing costs and original issue discount	5.0	5.2
Debt modification costs	—	3.1
Deferred income taxes	(17.2)	(15.1)
Unrealized loss on derivatives	1.2	3.1
Realized and unrealized foreign exchange losses, net	4.8	3.4
Stock-based compensation	1.8	1.8
Other non-cash, net	(1.1)	(4.9)
Decrease (increase) in operating assets and liabilities:
Trade accounts and notes receivable	(53.5)	(65.3)
Inventories	(25.9)	(28.3)
Prepaid expenses and other assets	(36.3)	1.9
Accounts payable	(1.0)	29.3
Other accrued liabilities	(91.1)	(76.9)
Other liabilities	(4.7)	(1.9)
Cash used for operating activities	(98.7)	(67.2)
Investing activities:
Acquisition of controlling interest in investment affiliate (net of cash acquired)	(3.2)	—
Purchase of property, plant and equipment	(31.5)	(50.2)
Restricted cash	1.8	(2.0)
Purchase of intangibles	—	(0.2)
Proceeds from sale of intangible assets	0.4	—
Proceeds from sale of affiliate	2.3	—
Cash used for investing activities	(30.2)	(52.4)
Financing activities:
Proceeds from short-term borrowings	1.5	16.7
Payments on short-term borrowings	(10.7)	(9.6)
Payments on long-term debt	(6.8)	—
Dividends paid to noncontrolling interests	(3.5)	(0.9)
Debt modification fees	—	(3.0)
Other financing activities	(0.2)	—
Cash provided by (used for) financing activities	(19.7)	3.2
Decrease in cash and cash equivalents	(148.6)	(116.4)
Effect of exchange rate changes on cash	(10.6)	(3.3)
Cash and cash equivalents at beginning of period	382.1	459.3
Cash and cash equivalents at end of period	$222.9	$339.6
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying financial statements include the interim unaudited condensed consolidated balance sheets of Axalta at March 31, 2015 and December 31, 2014, the related interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014 and of cash flows for the three months ended March 31, 2015 and 2014. The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained.
The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year.
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the assets and legal entities, which together with their subsidiaries, compromised the DuPont Performance Coatings business ("DPC"), which was formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
On November 11, 2014, we priced our initial public offering (the "Offering", or the "IPO"), in which certain selling shareholders affiliated with Carlyle sold 57,500,000 common shares at a price of $19.50 per share. We received no proceeds from the Offering.
Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
Reclassification and revisions
During 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2014. Refer to Note 15 for further details.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We intend to early adopt this new guidance beginning in the second quarter of 2015. The impacts to the balance sheets at March 31, 2015 and December 31, 2014 would have been corresponding decreases to both total assets and total liabilities of $86.8 million and $91.0 million, respectively.
In February 2015, the FASB issued ASU 2015-02 (Accounting Standard Codification 810), "Consolidation", which sets forth guidance on accounting for consolidation of certain legal entities. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Although early adoption is permitted, we are still in the process of assessing the impact the adoption of this ASU will have on our financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09 (Accounting Standard Codification 606), "Revenue from Contracts with Customers", which sets forth the guidance that an entity should use related to revenue recognition. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is not permitted. In April 2015 the FASB proposed a one-year delay in the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and proposed that companies would be allowed to early adopt the guidance as of the original effective date. We are in the process of assessing the impact the adoption of this ASU will have on our financial position, results of operations and cash flows.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2014 to March 31, 2015 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At December 31, 2014	$933.6	$67.5	1,001.1
Goodwill from acquisition	12.5	—	12.5
Foreign currency translation	(90.3)	(6.5)	(96.8)
March 31, 2015	$855.8	$61.0	$916.8
In March 2015, we purchased an additional 25% interest in a previously held equity method investment. See Note 9 for additional information.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(86.5)	$325.3	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	41.9	(6.2)	35.7	14.8
Customer relationships	676.9	(76.5)	600.4	19.4
Non-compete agreements	1.9	(0.9)	1.0	4.6
Total	$1,416.9	$(170.1)	$1,246.8

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(76.3)	$335.5	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	41.8	(5.5)	36.3	14.8
Customer relationships	713.9	(71.3)	642.6	19.4
Non-compete agreements	2.0	(0.8)	1.2	4.6
Total	$1,453.9	$(153.9)	$1,300.0
Activity related to in process research and development projects for the three months ended March 31, 2015 was:

In Process Research and Development	Activity
Balance at December 31, 2014	$5.2
Completed	(1.5)
Abandoned	—
Balance at March 31, 2015	$3.7
For the three months ended March 31, 2015 and 2014, amortization expense for acquired intangibles was $20.0 million and $21.1 million, respectively.
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2015 and each of the succeeding four years is:

Remainder of 2015	$59.7
2016	$79.6
2017	$79.2
2018	$79.2
2019	$79.2
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We have incurred costs associated with involuntary termination benefits associated with corporate-related initiatives associated with our transition and cost-saving opportunities related to the separation from DuPont and our Axalta Way initiatives. During the three months ended March 31, 2015 and 2014 we incurred restructuring costs of $2.2 million and $0.1 million, respectively. These amounts are recorded within selling, general and administrative expenses in the interim unaudited condensed consolidated statements of operations. The payments associated with these actions are expected to be completed by December 2015.
The following table summarizes the activities related to the restructuring reserves, recorded within other accrued liabilities, and expenses from December 31, 2014 to March 31, 2015:

2015 Activity
Balance at December 31, 2014	$48.5
Expense Recorded	2.2
Payments Made	(14.0)
Foreign Currency Changes	(5.0)
Balance at March 31, 2015	$31.7

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee certain obligations under agreements with third parties. At March 31, 2015 and December 31, 2014, we had directly guaranteed $2.1 million and $2.2 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at March 31, 2015 and December 31, 2014.
Other
We are subject to various pending lawsuits and other claims including civil, regulatory, and environmental matters. Certain of these lawsuits and other claims may have an impact on us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage awards against DuPont and/or us. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.
The potential effects, if any, on the unaudited condensed consolidated financial statements of Axalta will be recorded in the period in which these matters are probable and estimable, and such effects, could be material.
In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the unaudited condensed consolidated financial statements of Axalta.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit (gain) cost for the three months ended March 31, 2015 and 2014.

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$3.1	$4.6
Interest cost	4.6	6.0
Expected return on plan assets	(3.7)	(3.7)
Amortization of actuarial (gain) loss, net	0.3	(0.1)
Amortization of prior service credit, net	(0.1)	—
Net periodic benefit cost	$4.2	$6.8

	Other Long-Term Employee Benefits
	Three Months Ended March 31,
	2015	2014
Components of net periodic benefit (gain) cost:
Net periodic benefit (gain) cost:
Service cost	$—	$—
Interest cost	—	0.1
Amortization of prior service credit	(0.9)	—
Net periodic benefit (gain) cost	$(0.9)	$0.1
Significant Events
During the three months ended March 31, 2014, the Company amended one of our Non-U.S. defined benefit pension plans. The amendment effectively eliminated the accrual of future benefits for all participants as of March 31, 2014, resulting in a curtailment gain of $5.6 million. As the plan had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within Accumulated other comprehensive loss.
(7)    STOCK-BASED COMPENSATION
During both the three months ended March 31, 2015 and 2014, we recognized $1.8 million, in stock-based compensation expense which was allocated to costs of goods sold, selling, general and administrative expenses, and research and development expenses.
At March 31, 2015, there was $8.6 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 3.1 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
During the three months ended March 31, 2015, we granted 100,945 stock options at an exercise price of $25.49 and a fair value of $6.88 per option. These options have a ten year life and vest serially over three years. We also granted 41,430 shares of restricted stock at a fair value of $25.49. The shares vest serially over three years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    RELATED PARTY TRANSACTIONS
Carlyle Group L.P. and its affiliates ("Carlyle")
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle pursuant to which Carlyle Investment provides certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the three months ended March 31, 2014, we recorded expense of $0.8 million related to this consulting agreement. During the three months ended March 31, 2015, we recorded no expense as a result of the termination of the consulting agreement upon completion of the IPO in November 2014.
Service King Collision Repair
Service King Collision Repair, a portfolio company of Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the third quarter of 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $2.0 million for the three months ended March 31, 2014.
(9)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2015	2014
Exchange losses, net	$8.7	$0.1
Management fees and expenses	—	0.8
Other (income) expense	(4.8)	3.6
Total	$3.9	$4.5
Our net exchange losses for the three months ended March 31, 2015 and 2014 consisted of remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary partially offset by gains on our Euro borrowings and our Venezuela operations, as discussed below.
Based on our participation in Venezuela’s Complementary System of Foreign Currency Administration (SICAD I) auction process during the year ended December 31, 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars to an exchange rate of 12.0 to 1 at December 31, 2014. We determined that the exchange rate of 12.0 to 1 remained the appropriate rate at March 31, 2015 given that we believe the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the auction process through SICAD I.
In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX, which remains at 6.3 to 1, and the SICAD I auction market which continued to trade at 12.0 to 1. There was a third market, SICAD II, which has been eliminated and a new, alternative currency market, the Marginal Foreign Exchange System ("SIMADI"), has been created with a floating exchange rate generally based on supply and demand. At March 31, 2015 the exchange rate for the SIMADI market was approximately 180.0 to 1.
At March 31, 2015, our Venezuelan subsidiary was in a net monetary asset position of $13.7 million and had non-U.S. dollar denominated net non-monetary assets of $155.7 million. We continue to assess the impact, if any, of the SIMADI exchange rate as the government of Venezuela issues regulations to implement it, but at this time it is unclear based on the current governmental policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any financial impact on the operations of our Venezuelan subsidiary. A change of our exchange rate to the SIMADI exchange rate would potentially have a material impact on our unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In March 2015, we acquired an additional 25% interest in an equity method investee for a purchase price of $4.3 million, which was previously accounted for as an equity method investment. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. As a result of the acquisition, we consolidated the fair value of the net assets of the joint venture in our interim unaudited condensed consolidated balance sheet at March 31, 2015, with the excess of the purchase price over the net assets acquired resulting in preliminary goodwill of $12.5 million.
(10)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Effective Tax Rate	2.5%	144.6%
The lower effective tax rate for the three months ended March 31, 2015 was primarily due to the favorable impact of the tax benefits associated with currency exchange losses, which had no impact to income before taxes, and the impact of earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of 35%.
(11)    EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options and restricted shares. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings (loss) per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of the Company’s basic and diluted earnings (loss) per common share is as follows (in millions, except earnings (loss) per share):

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Net income (loss) to common shareholders	$45.1	$(4.3)
Basic weighted average shares outstanding	229.8	229.1
Diluted weighted average shares outstanding	237.0	229.1
Earnings per Common Share:
Basic net income (loss) per share	$0.20	$(0.02)
Diluted net income (loss) per share	$0.19	$(0.02)
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014 were 0.0 million and 16.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	March 31, 2015	December 31, 2014
Accounts receivable—trade, net	$664.1	$638.3
Notes receivable	42.9	45.5
Other	126.0	136.6
Total	$833.0	$820.4
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $9.5 million and $9.9 million at March 31, 2015 and December 31, 2014, respectively. Bad debt expense, within selling, general, and administration expenses, was $0.7 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.
(13)    INVENTORIES

	March 31, 2015	December 31, 2014
Finished products	$316.3	$323.7
Semi-finished products	87.9	81.3
Raw materials and supplies	137.1	133.3
Total	$541.3	$538.3
Stores and supplies inventories of $20.8 million and $20.9 million at March 31, 2015 and December 31, 2014, respectively, were valued under the weighted average cost method.
(14) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $41.3 million and $48.4 million for the three months ended March 31, 2015 and 2014, respectively.

	March 31, 2015	December 31, 2014
Property, plant and equipment	$1,776.3	$1,858.2
Accumulated depreciation	(364.6)	(344.1)
Property, plant, and equipment, net	$1,411.7	$1,514.1

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2015	December 31, 2014
Dollar Term Loan	$2,159.8	$2,165.5
Euro Term Loan	425.0	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	270.4	305.3
Short-term borrowings	14.3	12.2
Other borrowings	6.1	0.7
Unamortized original issue discount	(17.3)	(18.3)
	$3,608.3	$3,696.4
Less:
Short term borrowings	$14.3	$12.2
Current portion of long-term borrowings	27.3	27.9
Long-term debt	$3,566.7	$3,656.3
Senior Secured Credit Facilities, as amended
On February 3, 2014, Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment" or the "Refinancing"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was confirmed to be less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through March 31, 2015.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $400.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the make-whole provisions set forth in the Credit Agreement. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $25.0 million annually, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Leverage Ratio falls below 4.25:1.00 or 3.50:1.00, respectively) of Excess Cash Flow.
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
Amortization expense related to deferred financing costs, net for the three months ended March 31, 2015 and 2014 was $3.2 million and $3.3 million, respectively.
Amortization expense related to original issue discounts for the three months ended March 31, 2015 and 2014 were $0.8 million and $0.9 million, respectively.
At March 31, 2015 and December 31, 2014 there were no borrowings under the Revolving Credit Facility. At March 31, 2015 and December 31, 2014, letters of credit issued under the Revolving Credit Facility totaled $21.3 million and $15.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.7 million and $384.5 million at March 31, 2015 and December 31, 2014, respectively.
Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes" and, together with the Dollar Senior Notes, the "Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million, are recorded within deferred financing costs, net and are amortized as interest expense over the life of the Senior Notes. At March 31, 2015 and December 31, 2014, the remaining unamortized balance was $24.3 million and $25.3 million, respectively. The expense related to the amortization of the deferred financing costs was $1.0 million for both of the three months ended March 31, 2015 and 2014.
The Senior Notes are unconditionally guaranteed on a senior basis by Dutch A B.V. and certain of the Issuers’ subsidiaries.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million, are recorded within "Deferred financing costs, net" and are amortized into interest expense over the life of the Euro Senior Notes. At March 31, 2015 and December 31, 2014, the remaining unamortized balances was $7.4 million and $7.7 million, respectively.
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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million, are recorded within "Deferred financing costs, net" and are amortized as interest expense over the life of the Dollar Senior Notes. At March 31, 2015 and December 31, 2014, the remaining unamortized balances was $16.9 million and $17.6 million, respectively.
On or after February 1, 2016, we have the option to redeem all or part of the Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount)

Period	Dollar Notes Percentage
2016	105.531%
2017	103.688%
2018	101.844%
2019 and thereafter	100.000%

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2015.

Remainder of 2015	$34.2
2016	29.7
2017	29.2
2018	28.1
2019	27.3
Thereafter	3,477.1
$3,625.6
Reclassifications and revisions
During 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the condensed consolidated statement of operations and statements of comprehensive income (loss) for the three months ended March 31, 2014. The Company assessed the applicable guidance and concluded that these errors were not material to the Company’s consolidated financial statements for the aforementioned prior periods; however, the Company did conclude that correcting these prior misstatements would be significant to the three and nine-month periods ended September 30, 2014 condensed consolidated statement of operations. As a result of this analysis, the unaudited condensed consolidated financial statements at March 31, 2014 presented herein have been revised to reflect the correction of the aforementioned errors. The correction had an impact of $2.8 million on Net income (loss) and Net income (loss) attributable to controlling interests for the three months ended March 31, 2014 through a reduction in interest expense of $3.1 million (net of a tax provision of $0.3 million).
(16)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities was $4.5 million at both March 31, 2015 and December 31, 2014. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at March 31, 2015 were $813.8 million and $284.6 million, respectively. The fair values at December 31, 2014 were $795.0 million and $320.5 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The fair values of the New Dollar Term Loan and the New Euro Term Loan at March 31, 2015 were $2,149.0 million and $428.2 million, respectively. The fair values at December 31, 2014 were $2,100.5 million and $478.0 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.
(17)    DERIVATIVE FINANCIAL INSTRUMENTS
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs.
During the year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps are in place until September 29, 2017. The interest rate swaps qualify and are designated as effective cash flow hedges.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	March 31, 2015	December 31, 2014
Other assets:
Interest rate swaps	$0.8	$5.9
Total assets	$0.8	$5.9
Other liabilities:
Interest rate swaps	$2.5	$1.5
Total liabilities	$2.5	$1.5
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	March 31, 2015	December 31, 2014
Other assets:
Interest rate cap	$0.1	$0.1
Total assets	$0.1	$0.1
For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three months ended March 31, 2015 and 2014 for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in three months ended March 31, 2015:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$4.8	Interest expense, net	$1.6	Interest expense, net	$1.2

Derivatives in Cash Flow Hedging Relationships in three months ended March 31, 2014:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(0.5)	Interest expense, net	$1.6	Interest expense, net	$1.3
Also during the year ended December 31, 2013, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loan that is in place until September 29, 2017. We paid a premium of $3.1 million for the interest rate cap. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2015	2014
Foreign currency forward contract	Other expense, net as a component of Exchange (gains) losses	$(1.8)	$1.2
Interest rate cap	Interest expense, net	—	1.8
		$(1.8)	$3.0
(18)    SEGMENTS
The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker ("CODM") to make decisions about resources to be allocated to the segment and assess its performance; and (iii) that has available discrete financial information.
We have two operating segments, which are also our reportable segments: Performance Coatings and Transportation Coatings. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
Our business serves four end-markets globally as follows:

	Three Months Ended March 31,
	2015	2014
Performance Coatings
Refinish	$393.2	$435.2
Industrial	164.0	180.9
Total Net sales Performance Coatings	557.2	616.1
Transportation Coatings
Light Vehicle	333.2	339.6
Commercial Vehicle	98.8	91.7
Total Net sales Transportation Coatings	432.0	431.3
Total Net sales	$989.2	$1,047.4
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2015
Net sales (1)	$557.2	$432.0	$989.2
Equity in earnings in unconsolidated affiliates	0.1	0.3	0.4
Adjusted EBITDA (2)	107.1	74.9	182.0
Investment in unconsolidated affiliates	4.0	6.5	10.5

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2014
Net sales (1)	$616.1	$431.3	$1,047.4
Equity in earnings in unconsolidated affiliates	0.3	0.3	0.6
Adjusted EBITDA (2)	124.5	62.2	186.7
Investment in unconsolidated affiliates	8.0	8.4	16.4

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended March 31,
	2015	2014
Income before income taxes	$47.9	$8.3
Interest expense, net	50.0	59.0
Depreciation and amortization	72.6	81.1
EBITDA	170.5	148.4
Financing costs (a)	—	3.1
Foreign exchange remeasurement losses (b)	8.7	0.1
Long-term employee benefit plan adjustments (c)	0.2	2.3
Termination benefits and other employee related costs (d)	3.7	3.2
Consulting and advisory fees (e)	3.1	13.0
Transition-related costs (f)	—	13.9
Secondary offering costs (g)	1.4	—
Other adjustments (h)	(2.1)	2.8
Dividends in respect of noncontrolling interest (i)	(3.5)	(0.9)
Management fee expense (j)	—	0.8
Adjusted EBITDA	$182.0	$186.7

(a)	In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the three months ended March 31, 2014.

(b)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(c)	Eliminates the non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits, including our initiative to improve the overall cost structure within the European region, and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(e)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services rendered in conjunction with the transition from DuPont to a standalone entity during 2014. Amounts incurred for the three months ended March 31, 2015 primarily relate to our Axalta Way cost savings initiatives.

(f)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(g)	Represents costs associated with the secondary offering of our common shares by Carlyle that closed in April 2015 (the "Secondary Offering").

(h)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized in 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

(i)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(j)
Pursuant to Axalta’s management agreement with Carlyle Investment for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO in November 2014.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2015 and 2014, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	45.1	1.6	46.7
Other comprehensive (loss), net of tax	(112.1)	(0.4)	(112.5)
Exercise of stock options	(0.6)	—	(0.6)
Recognition of stock-based compensation	1.8	—	1.8
Noncontrolling interests of acquired subsidiaries	—	4.3	4.3
Dividends declared to noncontrolling interests	—	(3.5)	(3.5)
Balance March 31, 2015	$978.9	$69.3	$1,048.2

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2014	$1,142.9	$68.9	$1,211.8
Net income (loss)	(4.3)	0.6	(3.7)
Other comprehensive (loss), net of tax	(3.0)	—	(3.0)
Recognition of stock-based compensation	1.8	—	1.8
Dividends declared to noncontrolling interests	—	(0.9)	(0.9)
Balance March 31, 2014	$1,137.4	$68.6	$1,206.0

(20)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (loss)
December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(109.2)	—	0.5	(1.4)	(110.1)
Reclassifications from AOCI to Net income	—	(0.4)	—	(1.6)	(2.0)
Net Change	(109.2)	(0.4)	0.5	(3.0)	(112.1)
March 31, 2015	$(181.3)	$(31.6)	$0.3	$(2.8)	$(215.4)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax benefit related to the changes in pension and other long-term employee benefits for the three months ended March 31, 2015 was $0.8 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at March 31, 2015 was $14.1 million. The income tax benefit related to the change in the unrealized loss on derivatives for the three months ended March 31, 2015 was $1.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2015 was $1.6 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Loss on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
Current year deferrals to AOCI	(7.5)	4.5	(0.2)	1.9	(1.3)
Reclassifications from AOCI to Net income	—	(0.1)	—	(1.6)	(1.7)
Net Change	(7.5)	4.4	(0.2)	0.3	(3.0)
March 31, 2014	$16.8	$11.9	$(1.1)	$3.4	$31.0
Included within reclassifications from AOCI to Net income for the three months ended March 31, 2014 was $5.6 million of curtailment gains related to an amendment to one of our pension plans.
The income tax expense related to the changes in pension and other long-term employee benefits for the three months ended March 31, 2014 was $1.1 million. The cumulative income tax expense related to the adjustment for pension and other long-term employee benefits at March 31, 2014 was $4.6 million. The income tax expense related to the change in the unrealized gain on derivatives for the three months ended March 31, 2014 was $0.2 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at March 31, 2014 was $2.1 million.
(21)     SUBSEQUENT EVENTS
On April 8, 2015, we completed a Secondary Offering in which Carlyle sold an aggregate of 40,000,000 common shares at a price of $28.00 per share. The underwriters also exercised their over-allotment option and purchased an additional 6,000,000 common shares. We did not receive any proceeds from the sale of common shares in the Secondary Offering.
On April 8, 2015, Carlyle sold 20,000,000 common shares in a private placement offering to an affiliate of Berkshire Hathaway Inc. for $28.00 per share. We did not receive any proceeds from the sale of common shares in the private placement offering.
As a result of the transactions above, Carlyle's interest in Axalta decreased below 50% and triggered a liquidity event, as defined in the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan"). Upon the liquidity event, all issued and outstanding stock options issued under the 2013 Plan became fully vested. As a result of these shares becoming fully vested, the remaining unrecognized stock-based compensation expense of $8.0 million will be recognized for the three months ended June 30, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. These statements include those that related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to control our common shares;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We operate our business in two operating segments, Performance Coatings and Transportation Coatings. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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
Recent Developments
On April 8, 2015, we completed a Secondary Offering in which our then-majority shareholder, Carlyle, sold an aggregate of 40,000,000 common shares at a public offering price of $28.00 per share. The underwriters also exercised their over-allotment option and purchased an additional 6,000,000 common shares.
On April 8, 2015, Carlyle also sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. at $28.00 per share.
We did not receive any proceeds from the sale of common shares in the Secondary Offering or the private placement.

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
From 2012 to 2014, our net sales grew at a 2% CAGR with net sales growth in both our Transportation Coatings segment and our Performance Coatings segment. Net sales in our Transportation Coatings segment grew at a 1% CAGR, driven by consistent net sales in our light vehicle end-market and increasing sales in our commercial vehicle end-market, primarily as a result of increased vehicle production in North America and Asia Pacific and improvements in average selling price, driven by new product and color introductions. Net sales in our Performance Coatings segment increased at a 2% CAGR over the same period as a result of higher average selling prices, partially offset by lower volumes in both our refinish and industrial end-markets in developed markets as well as unfavorable impacts of currency exchange. In EMEA, volumes declined as a result of a difficult economic environment. In North America, our lack of participation in the MSO market prior to the Acquisition had a negative impact on our volumes as MSO body shops increased the number of vehicles serviced at the expense of independent body shop customers. These factors in developed markets were partially offset by continued refinish net sales growth in the emerging markets.
Our net sales decreased approximately 6% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven primarily by a decline of approximately 11% from unfavorable currency translation. Excluding the impact of currency translation, our net sales increased approximately 5% primarily as a result of an increase in sales volumes. The following trends have impacted our segment and end-market sales performance in 2015:

•
Performance Coatings: Net sales excluding currency translation increased approximately 3% driven primarily by strong volume growth in both our refinish and industrial end markets, particularly in North America and Asia Pacific, which was partially offset by weaker refinish volumes in EMEA.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 9% driven primarily by volume growth in both our light vehicle and commercial vehicle end markets from new business wins and increased vehicle builds in North America, Latin America, and Asia Pacific.

Since the Acquisition, we have implemented numerous initiatives to reduce our fixed and variable costs that have improved our Adjusted EBITDA margin. Examples include transitioning our IT systems to more cost-effective solutions that better meet our needs as an independent company, developing a global procurement organization to reduce procurement costs and investing in a European manufacturing re-alignment to position the region for profitable growth. Additionally in 2015, we commenced a new "Axalta Way" initiative which focuses on commercial alignment and cost reduction. These initiatives are contributing to our financial results and we believe they will continue to drive profitability improvements over the next several years.
Our business serves four end-markets globally as follows:

(In millions)	Three Months Ended March 31,		2015 vs 2014
	2015	2014	% change
Performance Coatings
Refinish	$393.2	$435.2	(9.7)%
Industrial	164.0	180.9	(9.3)%
Total Net sales Performance Coatings	557.2	616.1	(9.6)%
Transportation Coatings
Light Vehicle	333.2	339.6	(1.9)%
Commercial Vehicle	98.8	91.7	7.7%
Total Net sales Transportation Coatings	432.0	431.3	0.2%
Total Net sales	$989.2	$1,047.4	(5.6)%

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
While the factors described above impact net sales in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

The main factors that influence our cost of sales as a percentage of net sales include:

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
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including historical management expenses to Carlyle as well as foreign exchange gains and losses.
Provision (benefit) for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of acquisition accounting for the Acquisition and for future acquisitions, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole.

NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.
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
We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to income before income taxes, net income (loss), earnings (loss) per share or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance.
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
We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include income before income taxes, net income (loss), earnings (loss) per share and other performance measures.
In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table reconciles the net income (loss) to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended March 31,
(In millions)	2015	2014
Net income (loss)	$46.7	$(3.7)
Interest expense, net	50.0	59.0
Provision for income taxes	1.2	12.0
Depreciation and amortization	72.6	81.1
EBITDA	170.5	148.4
Financing costs (a)	—	3.1
Foreign exchange remeasurement losses (b)	8.7	0.1
Long-term employee benefit plan adjustments (c)	0.2	2.3
Termination benefits and other employee related costs (d)	3.7	3.2
Consulting and advisory fees (e)	3.1	13.0
Transition-related costs (f)	—	13.9
Secondary offering costs (g)	1.4	—
Other adjustments (h)	(2.1)	2.8
Dividends in respect of noncontrolling interest (i)	(3.5)	(0.9)
Management fee expense (j)	—	0.8
Adjusted EBITDA	$182.0	$186.7

(a)	In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the three months ended March 31, 2014.

(b)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(c)	Eliminates the non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits, including our initiative to improve the overall cost structure within the European region, and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(e)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services rendered in conjunction with the transition from DuPont to a standalone entity during 2014. Amounts incurred for the three months ended March 31, 2015 primarily relates to our Axalta Way cost savings initiatives.

(f)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(g)	Represents costs associated with the Secondary Offering of our common shares by Carlyle that closed in April 2015.

(h)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized in 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

(i)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(j)
Pursuant to Axalta’s management agreement with Carlyle Investment, for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO in November 2014.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
The following table was derived from the interim unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions)	2015	2014
Net sales	$989.2	$1,047.4
Other revenue	8.3	7.0
Total revenue	997.5	1,054.4
Cost of goods sold	649.8	703.5
Selling, general and administrative expenses	213.0	246.7
Research and development expenses	12.9	11.3
Amortization of acquired intangibles	20.0	21.1
Income from operations	101.8	71.8
Interest expense, net	50.0	59.0
Other expense, net	3.9	4.5
Income before income taxes	47.9	8.3
Provision for income taxes	1.2	12.0
Net income (loss)	46.7	(3.7)
Less: Net income attributable to noncontrolling interests	1.6	0.6
Net income (loss) attributable to controlling interests	$45.1	$(4.3)
Net sales
Net sales decreased $58.2 million, or 5.6%, to $989.2 million for the three months ended March 31, 2015, as compared to net sales of $1,047.4 million for the three months ended March 31, 2014. Our net sales decrease in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 10.8% due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes primarily in North America, Asia and Latin America, which contributed to net sales growth of 4.8%. Higher average selling prices also contributed to an increase of 0.4% compared to the three months ended March 31, 2014.
Other revenue
Other revenue increased $1.3 million, or 18.6%, to $8.3 million for the three months ended March 31, 2015, as compared to $7.0 million for the three months ended March 31, 2014. The increase primarily related to an increase in royalty revenues within North America. This increase in other revenue was partially offset by the impacts of weakening currencies against the U.S. dollar, which caused a 10.0% decrease in other revenue primarily due to the weakening Euro.
Cost of sales
Cost of sales decreased $53.7 million, or 7.6%, to $649.8 million for the three months ended March 31, 2015 compared to $703.5 million for the three months ended March 31, 2014. Cost of sales was lower during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of the benefit of currency exchange due to the impact of the weakening Euro and certain currencies within Latin America, which contributed to a 6.4% decrease in cost of sales as a percentage of net sales. The decrease from currency translation was slightly offset by higher volumes, which increased cost of sales. Cost of sales as a percentage of net sales decreased from 67.2% for the three months ended March 31, 2014 to 65.7% for the three months ended March 31, 2015 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $33.7 million, or 13.7%, to $213.0 million for the three months ended March 31, 2015 compared to $246.7 million for the three months ended March 31, 2014. Selling, general and administrative expenses for the three months ended March 31, 2015 included $8.2 million of costs related to our 2015 cost savings initiatives as well as costs associated with the Secondary Offering as compared to $30.1 million of nonrecurring costs for the three months ended March 31, 2014 associated with our transition related activities, resulting in a decrease of $21.9 million over the comparable period. In addition, favorable impacts of currency exchange during the three months ended March 31, 2015 contributed to a 9.7% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Selling, general and administrative expenses decreased as a percentage of net sales from 23.6% for the three months ended March 31, 2014 to 21.5% for the three months ended March 31, 2015.
Research and development expenses
Research and development expenses increased $1.6 million, or 14.2%, to $12.9 million for the three months ended March 31, 2015 compared to $11.3 million for the three months ended March 31, 2014. This increase was driven by additional spend as we focus on developing new and existing products in the market. These increases in spend were partially offset by the impacts of currency exchange, which contributed to a 7.1% decrease in research and development expenses primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $1.1 million, or 5.2%, to $20.0 million for the three months ended March 31, 2015 compared to $21.1 million for the three months ended March 31, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $9.0 million, or 15.3%, to $50.0 million for the three months ended March 31, 2015 compared to $59.0 million for the three months ended March 31, 2014. Interest expense, net for the three months ended March 31, 2015 reflects a full three months of interest costs after the refinancing of our Term Loans in February of 2014. Interest expense, net for the three months ended March 31, 2014 reflects one month of interest expense associated with our original debt financing for the Acquisition and two months of interest expense based on the refinancing of our Term Loans. Additionally, the three months ended March 31, 2015 included the benefit of the 25 basis point step-down in interest rates on our Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014, including the $100.0 million prepayment on our New Dollar Term Loan made on September 30, 2014. Further contributing to the net decrease for the three months ended March 31, 2015 was the impact of the weakening Euro against the U.S. dollar.
Other expense, net
Other expense, net decreased $0.6 million, or 13.3%, to $3.9 million for the three months ended March 31, 2015 compared to $4.5 million for the three months ended March 31, 2014. Exchange losses, net, were $8.7 million during the three months ended March 31, 2015 as compared to exchange losses of $0.1 million for the three months ended March 31, 2014. Net exchange losses for the three months ended March 31, 2015 primarily consisted of $98.7 million in remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, partially offset by $89.8 million in gains on our Euro borrowings.
During the three months ended March 31, 2015, we entered into an agreement with one of our joint venture partners to acquire a controlling interest in an investment previously accounted for as an equity method investment. As a result of the acquisition of a controlling interest in the investment, we recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date, resulting in a net decrease in other expense compared to the three months ended March 31, 2014.
Contributing to the decrease in other expense over the comparable periods were debt modification fees incurred during three months ended March 31, 2014 for $3.1 million, resulting from the refinancing of our Term Loans in February of 2014.

Provision for income taxes
We recorded an income tax provision of $1.2 million for the three months ended March 31, 2015, which represents a 2.5% effective tax rate in relation to the income before income taxes of $47.9 million. The effective tax rate for the three months ended March 31, 2015 differs from the U.S. Federal statutory rate by 32.5%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $12.1 million and we recognized a benefit of $16.6 million associated with currency exchange losses which had no impact on income before income taxes. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.6 million and non-deductible expenses and interest of $6.9 million.
We recorded a provision for income taxes of $12.0 million for the three months ended March 31, 2014, which represents a 144.6% effective tax rate in relation to the income before income taxes of $8.3 million. The effective tax rate for the three months ended March 31, 2014 differs from the U.S. Federal statutory rate by 109.6%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded unfavorable adjustments due to pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $5.5 million and nondeductible expenses and withholding tax expense totaling $9.7 million. These adjustments were partially offset by the favorable impact of earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $8.3 million.
SEGMENT RESULTS
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(In millions)	2015	2014
Net Sales
Performance Coatings	$557.2	$616.1
Transportation Coatings	432.0	431.3
Total	$989.2	$1,047.4
Segment Adjusted EBITDA
Performance Coatings	$107.1	$124.5
Transportation Coatings	74.9	62.2
Total	$182.0	$186.7
Performance Coatings Segment
Net sales decreased $58.9 million, or 9.6%, to $557.2 million for the three months ended March 31, 2015 compared to net sales of $616.1 million for the three months ended March 31, 2014. The decrease in net sales in the three months ended March 31, 2015 was primarily driven by unfavorable impacts of currency exchange, which contributed to an approximately 12.1% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by volume growth primarily within North America, Latin America and Asia, which contributed to a net sales increase of 1.9%.
Adjusted EBITDA decreased $17.4 million, or 14.0%, to $107.1 million for the three months ended March 31, 2015 compared to Adjusted EBITDA of $124.5 million for the three months ended March 31, 2014. The decrease in Adjusted EBITDA in the three months ended March 31, 2015 was primarily driven by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar, which were slightly offset by increases resulting from higher volumes, average selling prices, and lower variable costs. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $3.1 million for the three months ended March 31, 2015 as compared to $0.0 million for the three months ended March 31, 2014.
Transportation Coatings Segment
Net sales increased $0.7 million, or 0.2%, to $432.0 million for the three months ended March 31, 2015 compared to net sales of $431.3 million for the three months ended March 31, 2014. The increase in net sales for the three months ended March 31, 2015 was primarily driven by increases in volume in North America, Latin America and Asia, as well as higher average selling prices in Europe and Latin America, which contributed to net sales increases of 9.0% and 0.1%, respectively. These increases were partially offset by decreases from the unfavorable impacts of currency exchange, which contributed to an approximately 8.9% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.

Adjusted EBITDA increased $12.7 million, or 20.4%, to $74.9 million for the three months ended March 31, 2015 compared to Adjusted EBITDA of $62.2 million for the three months ended March 31, 2014. The increase in Adjusted EBITDA in the three months ended March 31, 2015 was driven by higher volumes and lower variable costs, which were offset by higher fixed costs associated with support of our volume growth within the Light Vehicle and Commercial Vehicle end markets, and unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2015, availability under the Revolving Credit Facility was $378.7 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $21.3 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At March 31, 2015, we did not have any borrowings under other lines of credit.
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
Cash Flows
Three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities:
Net income (loss)	$46.7	$(3.7)
Depreciation and amortization	72.6	81.1
Deferred income taxes	(17.2)	(15.1)
Unrealized (gain)/loss on derivatives	1.2	3.1
Amortization of financing costs and original issue discount	5.0	5.2
Foreign exchange losses	4.8	3.4
Other non-cash items	0.7	—
Net income (loss) adjusted for non-cash items	113.8	74.0
Changes in operating assets and liabilities	(212.5)	(141.2)
Operating activities	(98.7)	(67.2)
Investing activities	(30.2)	(52.4)
Financing activities	(19.7)	3.2
Effect of exchange rate changes on cash	(10.6)	(3.3)
Net increase (decrease) in cash and cash equivalents	$(159.2)	$(119.7)
Three Months Ended March 31, 2015
Net Cash Provided by Operating Activities
Net cash used for operating activities for the three months ended March 31, 2015 was $98.7 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $113.8 million. This was partially offset by net increases in working capital of $212.5 million. The most significant drivers in working capital were increases in receivables, inventory and other assets of $115.7 million due to the timing of sales during the three months ended March 31, 2015 and increased inventory builds to support ongoing operational demands, reductions of other accrued liabilities of $91.1 million related to payments of normal operating activities, timing of cash payments for annual employee performance related benefits, as well as restructuring costs and transition-related costs incurred during 2014.

Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2015 was $30.2 million, This use was driven primarily by purchases of property, plant and equipment of $31.5 million and the acquisition of a controlling interest in an investment affiliate of $3.2 million (net of cash received) partially offset by a decrease of $1.8 million in restricted cash.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2015 was $19.7 million. The change was primarily driven by repayments of short-term borrowings and Term Loans of $10.7 million and $6.8 million, respectively, partially offset by proceeds received from short-term borrowings during the period of $1.5 million.
Dividends paid to noncontrolling interests totaled $3.5 million for the three months ended March 31, 2015.
Three Months Ended March 31, 2014
Net Cash Used for Operating Activities
Cash used for operating activities was $67.2 million for the three months ended March 31, 2014. The cash used for operations was the result of increases in net working capital partially offset by cash flows generated by operating earnings. An increase in trade and notes receivable due largely to higher sales levels during the three months ended March 31, 2014 resulted in an outflow of cash of $65.3 million. An increase in inventories resulted in a cash outflow of $28.3 million, while an increase in accounts payable favorably impacted cash flow from operations by $29.3 million. The increase in accounts payable and inventory was in support of higher sales. Further contributing to the cash flows used for operating activities was a decrease in accrued liabilities of $76.9 million primarily related to the timing of cash payments for annual employee performance related benefits, one-time transition costs and interest payments
Net Cash Used for Investing Activities
Purchases of property, plant and equipment during the three months ending March 31, 2014, were $50.2 million, which included transition costs related to our transition to a standalone entity, which included costs to transition off of the DuPont information technology systems.
During the three months ended March 31, 2014, we also had a $2.0 million increase in restricted cash.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 was $3.2 million. The change was primarily driven by proceeds received from short-term borrowings during the period of $16.7 million partially offset by $9.6 million of payments on short-term borrowings. During the three months ended March 31, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities.
Dividends paid to noncontrolling interests totaled $0.9 million for the three months ended March 31, 2014.
Financial Condition
We had cash and cash equivalents at March 31, 2015 and December 31, 2014 of $222.9 million and $382.1 million, respectively. Of these balances, $199.0 million and $264.6 million were maintained in non-U.S. jurisdictions as of March 31, 2015 and December 31, 2014, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund the transition-related costs and cost-savings initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

The following table details our borrowings outstanding at end of periods indicated:

(In millions)	March 31, 2015	December 31, 2014
Dollar Term Loan	$2,159.8	$2,165.5
Euro Term Loan	425.0	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	270.4	305.3
Short-term borrowings	14.3	12.2
Other	6.1	0.7
Unamortized original issue discount	(17.3)	(18.3)
	3,608.3	3,696.4
Less:
Short term borrowings	14.3	12.2
Current portion of long-term borrowings	27.3	27.9
Long-term debt	$3,566.7	$3,656.3
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At March 31, 2015 and December 31, 2014, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $378.7 million and $384.5 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the Company’s contractual obligations since December 31, 2014.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2015.

(In millions)
Remainder of 2015	$34.2
2016	29.7
2017	29.2
2018	28.1
2019	27.3
Thereafter	3,477.1
Total	$3,625.6
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At March 31, 2015 and December 31, 2014, we had directly guaranteed $2.1 million and $2.2 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at March 31, 2015 and December 31, 2014.
No other off-balance sheet arrangements existed as of March 31, 2015 and December 31, 2014.
Recent Accounting Guidance
See Note 2 "Recent Accounting Guidance" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 3 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014    .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date: May 6, 2015	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: May 6, 2015	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2015	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President and Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.63*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on April 9, 2015)

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

††
This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.