Form 10-Q
period 2015-06-30
Axalta Coating Systems Ltd.
filed 2015-08-04
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were 236,337,999 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,094.1	$1,126.6	$2,083.3	$2,174.0
Other revenue	7.0	7.7	15.3	14.7
Total revenue	1,101.1	1,134.3	2,098.6	2,188.7
Cost of goods sold	679.7	742.5	1,329.5	1,446.0
Selling, general and administrative expenses	245.5	250.6	458.5	497.3
Research and development expenses	12.8	12.1	25.7	23.4
Amortization of acquired intangibles	20.1	21.3	40.1	42.4
Income from operations	143.0	107.8	244.8	179.6
Interest expense, net	49.2	54.9	99.2	113.9
Other (income) expense, net	88.6	(1.6)	92.5	2.9
Income before income taxes	5.2	54.5	53.1	62.8
Provision (benefit) for income taxes	29.5	(1.3)	30.7	10.7
Net income (loss)	(24.3)	55.8	22.4	52.1
Less: Net income attributable to noncontrolling interests	0.8	2.0	2.4	2.6
Net income (loss) attributable to controlling interests	$(25.1)	$53.8	$20.0	$49.5
Basic net income (loss) per share	$(0.11)	$0.23	$0.09	$0.22
Diluted net income (loss) per share	$(0.11)	$0.23	$0.08	$0.22
Basic weighted average shares outstanding	232.3	229.1	231.1	229.1
Diluted weighted average shares outstanding	232.3	229.3	238.1	229.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(24.3)	$55.8	$22.4	$52.1
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	27.3	(3.5)	(82.3)	(11.0)
Unrealized gain (loss) on securities	(0.1)	1.0	0.4	0.8
Unrealized gain (loss) on derivatives	0.3	(5.5)	(4.5)	(5.0)
Unrealized gain (loss) on pension and other benefit plan obligations	(2.8)	(0.7)	(4.0)	4.8
Other comprehensive income (loss), before tax	24.7	(8.7)	(90.4)	(10.4)
Income tax benefit related to items of other comprehensive income	0.8	2.3	3.4	1.0
Other comprehensive income (loss), net of tax	25.5	(6.4)	(87.0)	(9.4)
Comprehensive income (loss)	1.2	49.4	(64.6)	42.7
Less: Comprehensive income attributable to noncontrolling interests	1.0	2.0	2.2	1.5
Comprehensive income (loss) attributable to controlling interests	$0.2	$47.4	$(66.8)	$41.2

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$307.8	$382.1
Restricted cash	2.8	4.7
Accounts and notes receivable, net	869.5	820.4
Inventories	555.0	538.3
Prepaid expenses and other	78.0	62.9
Deferred income taxes	50.7	64.5
Total current assets	1,863.8	1,872.9
Property, plant and equipment, net	1,425.1	1,514.1
Goodwill	944.0	1,001.1
Identifiable intangibles, net	1,233.2	1,300.0
Other assets	464.7	482.6
Total assets	$5,930.8	$6,170.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$445.5	$494.5
Current portion of borrowings	50.7	40.1
Deferred income taxes	6.3	7.3
Other accrued liabilities	334.6	404.8
Total current liabilities	837.1	946.7
Long-term borrowings	3,508.6	3,574.2
Accrued pensions and other long-term employee benefits	272.1	306.4
Deferred income taxes	179.4	208.2
Other liabilities	21.4	23.2
Total liabilities	4,818.6	5,058.7
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 235.6 and 229.8 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	234.6	229.8
Capital in excess of par	1,204.5	1,144.7
Accumulated deficit	(206.5)	(226.5)
Accumulated other comprehensive loss	(190.1)	(103.3)
Total Axalta shareholders’ equity	1,042.5	1,044.7
Noncontrolling interests	69.7	67.3
Total shareholders’ equity	1,112.2	1,112.0
Total liabilities and shareholders’ equity	$5,930.8	$6,170.7

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$22.4	$52.1
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	150.1	152.9
Amortization of financing costs and original issue discount	10.2	10.3
Debt modification costs	—	3.1
Deferred income taxes	(7.1)	(14.1)
Unrealized loss on derivatives	1.3	3.8
Realized and unrealized foreign exchange (gains)/losses, net	66.5	(19.2)
Stock-based compensation	14.2	3.8
Asset impairment	30.6	—
Other non-cash, net	2.3	(7.5)
Decrease (increase) in operating assets and liabilities:
Trade accounts and notes receivable	(124.9)	(112.3)
Inventories	(41.1)	(24.3)
Prepaid expenses and other assets	(46.0)	(41.4)
Accounts payable	(16.2)	59.5
Other accrued liabilities	(42.0)	(47.6)
Other liabilities	(15.3)	(5.4)
Cash provided by operating activities	5.0	13.7
Investing activities:
Acquisition of controlling interest in investment affiliate (net of cash acquired)	(3.1)	—
Purchase of property, plant and equipment	(56.6)	(100.8)
Restricted cash	1.9	(1.9)
Proceeds from sale of affiliate	2.3	—
Investment in equity affiliate	(1.6)	—
Other investing activities	0.2	(0.1)
Cash used for investing activities	(56.9)	(102.8)
Financing activities:
Proceeds from short-term borrowings	3.1	16.7
Payments on short-term borrowings	(13.7)	(17.2)
Payments on long-term debt	(13.6)	(7.1)
Dividends paid to noncontrolling interests	(4.1)	(1.6)
Debt modification fees	—	(3.0)
Proceeds from option exercises	45.2	—
Tax windfall due to option exercises	6.7	—
Other financing activities	(0.2)	—
Cash provided by (used for) financing activities	23.4	(12.2)
Decrease in cash and cash equivalents	(28.5)	(101.3)
Effect of exchange rate changes on cash	(45.8)	(7.7)
Cash and cash equivalents at beginning of period	382.1	459.3
Cash and cash equivalents at end of period	$307.8	$350.3
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying financial statements include the interim unaudited condensed consolidated balance sheets of Axalta at June 30, 2015 and December 31, 2014, the related interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 and of cash flows for the six months ended June 30, 2015 and 2014. The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained.
The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for a full year.
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the assets and legal entities, which together with their subsidiaries, comprised the DuPont Performance Coatings business ("DPC"), which was formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
On November 11, 2014, we priced our initial public offering (the "Offering", or the "IPO"), in which certain selling shareholders affiliated with Carlyle sold 57,500,000 common shares at a price of $19.50 per share. We received no proceeds from the Offering.
On April 8, 2015, we completed a secondary offering (the "Secondary Offering") in which Carlyle sold an aggregate of 40,000,000 common shares at a price of $28.00 per share. The underwriters also exercised their over-allotment option and purchased an additional 6,000,000 common shares. We did not receive any proceeds from the sale of common shares in the Secondary Offering.
On April 8, 2015, Carlyle also sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. for $28.00 per share. We did not receive any proceeds from the sale of common shares in the private placement.
Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
Reclassification and revisions
During 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2014. Refer to Note 15 for further details.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis. Further clarifying this standard, as discussed at the June 18, 2015 Emerging Issues Task Force ("EITF") meeting, the Securities and Exchange Commission ("SEC") stated that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. We elected to early adopt this standard during the current period, resulting in impacts to the balance sheets at June 30, 2015 and December 31, 2014 of decreases to total assets and total liabilities of $75.0 million and $82.1 million, respectively.
Accounting Guidance Issued But Not Yet Adopted
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
In May 2014, the FASB issued ASU 2014-09 (Accounting Standard Codification 606), "Revenue from Contracts with Customers", which sets forth the guidance that an entity should use related to revenue recognition. This ASU was originally effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is not permitted. In July 2015 the FASB delayed the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017. Companies will be allowed to early adopt the guidance as of the original effective date. We are in the process of assessing the impact the adoption of this ASU will have on our financial position, results of operations and cash flows.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2014 to June 30, 2015 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2014	$933.6	$67.5	$1,001.1
Goodwill from acquisition	12.5	—	12.5
Foreign currency translation	(64.8)	(4.8)	(69.6)
June 30, 2015	$881.3	$62.7	$944.0
In March 2015, we purchased an additional 25% interest in a previously held equity method investment. See Note 9 for additional information.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.7	$(96.8)	$314.9	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	41.9	(6.8)	35.1	14.8
Customer relationships	684.1	(86.2)	597.9	19.4
Non-compete agreements	1.9	(1.0)	0.9	4.6
Total	$1,424.0	$(190.8)	$1,233.2

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(76.3)	$335.5	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	41.8	(5.5)	36.3	14.8
Customer relationships	713.9	(71.3)	642.6	19.4
Non-compete agreements	2.0	(0.8)	1.2	4.6
Total	$1,453.9	$(153.9)	$1,300.0
For the three and six months ended June 30, 2015, amortization expense for acquired intangibles was $20.1 million and $40.1 million, respectively. For the three and six months ended June 30, 2014, amortization expense for acquired intangibles was $21.3 million and $42.4 million, respectively.
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2015 and each of the succeeding four years is:

Remainder of 2015	$40.0
2016	$79.9
2017	$79.6
2018	$79.6
2019	$79.6
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs associated with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and six months ended June 30, 2015, we incurred restructuring costs of $14.5 million and $16.7 million, respectively. During the three and six months ended June 30, 2014, we incurred restructuring costs of $1.3 million and $1.4 million, respectively. These amounts are recorded within selling, general and administrative expenses in the statements of operations. The payments associated with these actions are expected to be completed within 12 to 18 months from the balance sheet date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2014 to June 30, 2015:

Restructuring Rollforward	2015 Activity
Balance at December 31, 2014	$48.5
Expense Recorded	16.7
Payments Made	(22.5)
Foreign Currency Changes	(4.1)
Balance at June 30, 2015	$38.6

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee certain obligations under agreements with third parties. At June 30, 2015 and December 31, 2014, we directly guaranteed $2.2 million of such obligations. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at June 30, 2015 and December 31, 2014.
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
The potential effects, if any, on the unaudited condensed consolidated financial statements of Axalta will be recorded in the period in which these matters are probable and estimable, and such effects could be material.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit (gain) cost for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$3.3	$3.8	$6.4	$8.4
Interest cost	4.6	6.0	9.2	12.0
Expected return on plan assets	(3.6)	(3.7)	(7.3)	(7.4)
Amortization of actuarial (gain) loss, net	0.2	(0.1)	0.5	(0.2)
Amortization of prior service credit, net	—	—	(0.1)	—
Net periodic benefit cost	$4.5	$6.0	$8.7	$12.8

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Other Long-Term Employee Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit (gain) cost:
Net periodic benefit (gain) cost:
Service cost	$—	$0.1	$—	$0.1
Interest cost	—	—	—	0.1
Amortization of prior service credit	(1.0)	—	(1.9)	—
Net periodic benefit (gain) cost	$(1.0)	$0.1	$(1.9)	$0.2
Significant Events
During the six months ended June 30, 2014, we amended one of our Non-U.S. defined benefit pension plans. The amendment effectively eliminated the accrual of future benefits for all participants as of June 30, 2014, resulting in a curtailment gain of $5.6 million. As the plan had unrealized losses in excess of the reduction of the projected benefit obligation at the date of amendment, the gain was recorded as a reduction of the projected benefit obligation and a corresponding reduction of unrealized losses within accumulated other comprehensive loss.
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2015, we recognized $12.4 million and $14.2 million, respectively, in stock-based compensation expense which was allocated to costs of goods sold, selling, general and administrative expenses and research and development expenses. We recognized a tax benefit of $3.3 million and $3.8 million for the three and six months ended June 30, 2015, respectively.
During the three and six months ended June 30, 2014, we recognized $2.0 million and $3.8 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses, and research and development expenses. We recognized a tax benefit of $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively.
Included in the $12.4 million of stock compensation expense recorded during the three months ended June 30, 2015 was $8.2 million of stock-based compensation expense attributable to the accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan") as a result of a change in control (the "Change in Control") in April 2015 when Carlyle's interest in Axalta decreased below 50%, which triggered a liquidity event as defined in the 2013 Plan.
Description of Equity Incentive Plans
In 2013, Axalta’s Board of Directors approved the 2013 Plan which reserved an aggregate of 19,839,143 common shares of the Company for issuance to employees, directors and consultants. The 2013 Plan provided for the issuance of stock options, restricted stock or other stock-based awards. No further awards may be granted pursuant to the 2013 Plan.
In 2014, Axalta's Board of Directors approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan (the "2014 Plan") which reserved an aggregate 11,830,000 common shares of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock and other stock-based awards. All awards granted pursuant to the 2014 Plan must be authorized by the Board of Directors of Axalta or a designated committee thereof. Our Board of Directors has generally delegated responsibility for administering the 2014 Plan to our Compensation Committee. Since the adoption of the 2014 Plan, no new awards may be made under the 2013 Plan.
The terms of the awards may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans. Options granted under the 2013 Plan in 2013 and 2014 were assigned a 4.4 to 5 year vesting period; however, vesting was accelerated as a result of the Change in Control. In 2013, we granted approximately 16.3 million non-qualified, service-based stock options to certain employees and directors under the 2013 Plan, with strike prices of $5.92, $8.88 and $11.84 per share. During 2014, we granted approximately 1.6 million non-qualified, service-based stock options to certain employees and directors under the 2013 Plan with strike prices of $5.92, $7.21, $8.88 and $11.84 per share.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In 2015, we granted 1.2 million non-qualified, service-based stock options to certain employees and directors under the 2014 Plan with strike prices between $25.49 and $34.80 per share. Options granted vest ratably over three years and have a life of no more than ten years. We also granted 1.0 million shares of restricted stock awards and 0.7 million restricted stock units at fair values between $25.49 and $34.80.
Stock Options
The Black-Scholes option pricing model is used to estimate fair values of the options as of the date of the grant. The weighted average fair value of options granted in 2015, 2014 and 2013 was $8.24, $1.92 and $1.38 per share, respectively. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2015 Grants	2014 Grants	2013 Grants
Expected Term	6.00 years	7.81 years	7.81 years
Volatility	22.24%	28.28%	28.61%
Dividend Yield	—	—	—
Discount Rate	1.79%	2.21%	2.13%
For the 2015 grants, the market value of the stock is the closing price of the stock on the date of grant. The market value of the stock for the 2014 grants was estimated using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation”. For the 2013 grants, the market value of the stock was based upon the Acquisition transaction since our common shares were not publicly traded at the time of grant and there had been no significant changes in operations since the closing date of the transaction.
To estimate the expected stock option term for the $5.92 per share and $7.21 per share tranches of stock options referred to above, we used the simplified method as the options were granted at fair value and we, as a privately held company at the grant dates, had no exercise history. Based upon this simplified method, the $5.92 per share and $7.21 per share stock options had an expected term of 6.5 years. The strike price for the $8.88 per share and $11.84 per share tranches of options exceeded fair value at the grant date which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
The expected term for the 2015 grants was also determined using the simplified method and resulted in an expected term of 6.0 years.
We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for option grants is based upon our peer group due to the limited trading history of our common shares in public markets. The discount rate was derived from the U.S. Treasury yield curve.
The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option award activity as of and for the six months ended June 30, 2015, is presented below:

	Awards/Units (millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2015	17.1	$9.38
Granted	1.2	$31.91
Exercised	(5.0)	$9.45
Forfeited	—	$—
Outstanding at June 30, 2015	13.3	$11.34
Vested and expected to vest at June 30, 2015	13.3	$11.34	$289.5	8.26
Exercisable at June 30, 2015	12.1	$9.35	$288.1	8.11
Cash received by the company upon exercise of options in 2015 was $45.2 million. The expected tax benefits related to these exercises during the three and six months ended June 30, 2015 are $39.1 million and $39.8 million, respectively. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At June 30, 2015, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.
At June 30, 2015, there was $8.8 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.9 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During the six months ended June 30, 2015, we issued 1.7 million shares of restricted stock awards and restricted stock units with an average grant price of $32.33 per share. A portion of these awards vest ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods.
A summary of restricted stock and restricted stock unit award activity as of June 30, 2015 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2015	—	$—
Granted	1.7	$32.33
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2015	1.7	$32.33
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At June 30, 2015, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.
At June 30, 2015, there was $49.9 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 2.9 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
(8)    RELATED PARTY TRANSACTIONS
Carlyle Group L.P. and its affiliates ("Carlyle")
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle, pursuant to which Carlyle Investment provides certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the three and six months ended June 30, 2014, we recorded expense of $0.8 million and $1.6 million, respectively, related to this consulting agreement. During the three and six months ended June 30, 2015, we recorded no expense as a result of the termination of the consulting agreement upon completion of the IPO in November 2014.
Service King Collision Repair
Service King Collision Repair, a portfolio company of Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the third quarter of 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $2.0 million and $4.0 million for the three and six months ended June 30, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(9)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exchange (gains) losses, net	$57.8	$(14.6)	$66.5	$(14.5)
Management fees and expenses	—	0.8	—	1.6
Impairment of real estate investment	30.6	—	30.6	—
Other miscellaneous	0.2	12.2	(4.6)	15.8
Total	$88.6	$(1.6)	$92.5	$2.9
Our net exchange (gains) losses for the three and six months ended June 30, 2015 and 2014 consist of remeasurement losses primarily related to the remeasurement of the net monetary assets of our Venezuelan subsidiary, as discussed in further detail below, as well as exchange remeasurement gains and losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary. These remeasurements of the intercompany transactions were partially offset by the remeasurement of our Euro borrowings. Other miscellaneous included a gain for the six months ended June 30, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. Other miscellaneous also included a loss of $12.3 million for the three and six months ended June 30, 2014 resulting from the release of an indemnity receivable, which had been recorded in conjunction with our indemnity provisions from the Acquisition.
Venezuela Devaluation
Based on our participation in Venezuela’s Complementary System of Foreign Currency Administration (SICAD I) auction process during the year ended December 31, 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s bolivar denominated monetary assets and liabilities into U.S. dollars to an exchange rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar at December 31, 2014 from the Official Rate of 6.3 Venezuelan bolivars to 1.0 U.S. dollar. We determined that the exchange rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar remained the most appropriate rate at March 31, 2015 given that we believed the monetary assets of our Venezuelan subsidiary would be realized through a dividend utilizing the SICAD I auction process.
In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX, which remains at 6.3 Venezuelan bolivars to 1.0 U.S. dollar, and the SICAD I rate which remained at 12.0 Venezuelan bolivars to 1.0 U.S. dollar. There was a third market, SICAD II, which has since been eliminated and replaced by a new, alternative currency market, the Marginal Foreign Exchange System ("SIMADI").
SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain U.S. dollars through SIMADI is through the supply and demand available within the subsidiary’s financial institutions. We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism, including SIMADI. At June 30, 2015, we expect to maintain liquidity through participation in future SIMADI exchanges, if available. Further, although there are uncertainties related to the liquidity available through SIMADI at June 30, 2015, we believe it was appropriate to move from using the SICAD I rate to using the SIMADI floating rate based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at this rate.
As a result, at June 30, 2015, we utilized an exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar to remeasure the monetary assets and liabilities of our Venezuelan subsidiary.
In applying the June 30, 2015 SIMADI exchange rate to the bolivar denominated monetary assets and liabilities of our Venezuelan subsidiary, we recorded an exchange loss of $53.2 million for the three and six months ended June 30, 2015, which was included in other (income) expense, net.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Venezuela Financial Results
As a result of moving from SICAD I to SIMADI and the associated devaluation of our translation rates, we concluded an impairment indicator existed as of June 30, 2015. With the devaluation we evaluated the carrying value of the long-lived assets of our Venezuelan subsidiary for impairment, including $19.7 million of our property plant and equipment, $58.7 million of definite-lived intangibles and $52.6 million of a real estate investment. Based on an analysis of estimated undiscounted future cash flows expected to result from the use of our productive long-lived assets with finite lives, we determined that their carrying values were recoverable at June 30, 2015 based on continued demand and price assumptions of our local operations. The price assumptions include anticipated increases in prices to recover increases in our cost of goods sold as a result of our change to the SIMADI exchange rate at June 30, 2015. These price increases are expected to continue and are intended to allow us to keep pace with the changes in exchange rates and inflation. We believe these price increases are feasible given our market share, customer base and historical success of implementing price increases in similar situations in the past. If our assumptions regarding continued demand and our ability to successfully implement and sustain price increases are inaccurate, there is risk that our productive long-lived assets may be impaired and there would be an unfavorable impact to our results of operations.
We separately evaluated the carrying value of our real estate investment as it is not part of our core operational activities. Based on this evaluation, we concluded that the carrying value of the real estate investment of $52.6 million was no longer recoverable as a result of the current real estate market prices and movement of our translation rate from 12.0 Venezuelan bolivars to 1.0 U.S. dollar to 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We recorded an impairment to write down the carrying value of the asset to its fair value of $22.0 million, which is recorded within other assets. The impairment of $30.6 million was recorded within other (income) expense, net for the three and six months ended June 30, 2015. The method used to determine fair value of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms.
At June 30, 2015 and December 31, 2014, our Venezuelan subsidiary had total assets of $139.3 million and $197.8 million, respectively, and total liabilities of $28.2 million and $57.0 million, respectively. At June 30, 2015 and December 31, 2014, total non-monetary assets, net, were $126.3 million and $149.6 million. For the six months ended June 30, 2015, our Venezuelan operations represented $95.1 million in net sales.
(10)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Effective Tax Rate	57.8%	17.0%
The higher effective tax rate for the six months ended June 30, 2015 was primarily due to the pre-tax impact of currency exchange losses, as well as the impact of an impairment charge, which were not deductible for tax.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(11)    EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share includes the effect of potential dilution from the exercise of outstanding stock options and restricted shares. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings (loss) per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of our basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income (loss) to common shareholders	$(25.1)	$53.8	$20.0	$49.5
Basic weighted average shares outstanding	232.3	229.1	231.1	229.1
Diluted weighted average shares outstanding	232.3	229.3	238.1	229.1
Earnings (loss) per Common Share:
Basic net income (loss) per share	$(0.11)	$0.23	$0.09	$0.22
Diluted net income (loss) per share	$(0.11)	$0.23	$0.08	$0.22
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2015 were 16.1 million and 0.8 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2014 were 12.6 million.
(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	June 30, 2015	December 31, 2014
Accounts receivable—trade, net	$702.7	$638.3
Notes receivable	47.2	45.5
Other	119.6	136.6
Total	$869.5	$820.4
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $12.1 million and $9.9 million at June 30, 2015 and December 31, 2014, respectively. Bad debt expense, within selling, general, and administration expenses for the three and six months ended June 30, 2015, was $2.8 million and $3.5 million, respectively, and $1.0 million and $2.2 million for the three and six months ended June 30, 2014, respectively.
(13)    INVENTORIES

	June 30, 2015	December 31, 2014
Finished products	$312.3	$323.7
Semi-finished products	91.9	81.3
Raw materials and supplies	150.8	133.3
Total	$555.0	$538.3
Stores and supplies inventories of $23.7 million and $20.9 million at June 30, 2015 and December 31, 2014, respectively, were valued under the weighted average cost method.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(14) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $44.4 million and $85.7 million for the three and six months ended June 30, 2015, respectively, and $39.1 million and $87.5 million for the three and six months ended June 30, 2014, respectively.

	June 30, 2015	December 31, 2014
Property, plant and equipment	$1,835.0	$1,858.2
Accumulated depreciation	(409.9)	(344.1)
Property, plant, and equipment, net	$1,425.1	$1,514.1
(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2015	December 31, 2014
Dollar Term Loan	$2,154.0	$2,165.5
Euro Term Loan	439.2	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	280.1	305.3
Short-term and other borrowings	27.4	12.9
Unamortized original issue discount	(16.4)	(18.3)
Unamortized deferred financing costs, net	(75.0)	(82.1)
	$3,559.3	$3,614.3
Less:
Short term borrowings	$23.2	$12.2
Current portion of long-term borrowings	27.5	27.9
Long-term debt	$3,508.6	$3,574.2
Senior Secured Credit Facilities, as amended
On February 3, 2014, Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment" or the "Refinancing"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was and has continued to be less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through June 30, 2015.

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
Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are recorded as direct deductions of the associated debt obligations, with the exception of deferred financing costs related to the Revolving Credit Facility, which are classified within Other assets on the condensed consolidated balance sheets as the associated debt has been undrawn since inception, and are amortized as interest expense over the life of the Senior Secured Credit Facilities.
Amortization expense related to deferred financing costs, net for the three and six months ended June 30, 2015 were $3.4 million and $6.6 million, respectively. Amortization expense related to deferred financing costs, net for the three and six months ended June 30, 2014 were $3.4 million and $6.7 million, respectively.
Amortization expense related to original issue discounts for the three and six months ended June 30, 2015 were $0.8 million and $1.6 million, respectively. Amortization expense related to original issue discounts for the three and six months ended June 30, 2014 were $0.8 million and $1.7 million, respectively.
At June 30, 2015 and December 31, 2014 there were no borrowings under the Revolving Credit Facility. At June 30, 2015 and December 31, 2014, letters of credit issued under the Revolving Credit Facility totaled $21.0 million and $15.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $379.0 million and $384.5 million at June 30, 2015 and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes" and, together with the Dollar Senior Notes, the "Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million are recorded as direct deductions of the associated debt obligations, and are amortized as interest expense over the life of the Senior Notes. At June 30, 2015 and December 31, 2014, the remaining unamortized balances were $23.3 million and $25.3 million, respectively. The expense related to the amortization of the deferred financing costs, net was $1.0 million and $2.0 million for both of the three and six months ended June 30, 2015 and 2014.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million are recorded as direct deductions of the associated debt obligations and are amortized into interest expense over the life of the Euro Senior Notes. At June 30, 2015 and December 31, 2014, the remaining unamortized balances was $7.1 million and $7.7 million, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million. At June 30, 2015 and December 31, 2014, the remaining unamortized balances were $16.2 million and $17.6 million, respectively.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2015.

Remainder of 2015	$19.6
2016	36.7
2017	29.6
2018	28.4
2019	27.7
Thereafter	3,500.2
$3,642.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Reclassifications and revisions
During 2014, the Company identified errors in the determination of the effective interest rate amortization for the Deferred Financing Costs and Original Issue Discounts that were incurred in 2013. The correction of these items impacted the condensed consolidated statement of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2014. The Company assessed the applicable guidance and concluded that these errors were not material to the Company’s consolidated financial statements for the aforementioned prior periods; however, the Company did conclude that correcting these prior misstatements would be significant to the three and nine months ended September 30, 2014 condensed consolidated statements of operations. As a result of this analysis, the unaudited condensed consolidated financial statements at June 30, 2014 presented herein have been revised to reflect the correction of the aforementioned errors. The correction had an impact of $2.5 million on net income (loss) and net income (loss) attributable to controlling interests for the three months ended June 30, 2014 through a reduction in interest expense of $2.9 million (net of a tax provision of $0.4 million). The correction had an impact of $5.3 million on net income (loss) and Net income (loss) attributable to controlling interests for the six months ended June 30, 2014, respectively through a reduction in interest expense of $6.0 million (net of a tax provision of $0.7 million).
(16)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities was $4.5 million at June 30, 2015 and December 31, 2014. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at June 30, 2015 were $801.6 million and $294.1 million, respectively. The fair values at December 31, 2014 were $795.0 million and $320.5 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the New Dollar Term Loan and the New Euro Term Loan at June 30, 2015 were $2,151.3 million and $439.7 million, respectively. The fair values at December 31, 2014 were $2,100.5 million and $478.0 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	June 30, 2015	December 31, 2014
Other assets:
Interest rate swaps	$0.8	$5.9
Total assets	$0.8	$5.9
Other liabilities:
Interest rate swaps	$2.2	$1.5
Total liabilities	$2.2	$1.5
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	June 30, 2015	December 31, 2014
Other assets:
Interest rate cap	$0.1	$0.1
Foreign currency contracts	0.7	—
Total assets	$0.8	$0.1
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
The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2015 and 2014 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014		Three Months Ended June 30, 2015	Three Months Ended June 30, 2014		Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Interest rate contracts	$(0.3)	$5.5	Interest expense, net	$1.6	$1.6	Interest expense, net	$0.2	$(0.6)

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014		Six Months Ended June 30, 2015	Six Months Ended June 30, 2014		Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest rate contracts	$4.5	$5.0	Interest expense, net	$3.2	$3.2	Interest expense, net	$1.4	$0.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2015	2014	2015	2014
Foreign currency forward contract	Other (income) expense, net	$(0.1)	$0.7	$(1.9)	$1.9
Interest rate cap	Interest expense, net	(0.1)	1.3	(0.1)	3.1
		$(0.2)	$2.0	$(2.0)	$5.0
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
Our business serves four end-markets globally as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance Coatings
Refinish	$460.1	$471.1	$853.3	$906.3
Industrial	178.7	193.9	342.7	374.8
Total Net sales Performance Coatings	638.8	665.0	1,196.0	1,281.1
Transportation Coatings
Light Vehicle	347.2	363.4	680.4	703.0
Commercial Vehicle	108.1	98.2	206.9	189.9
Total Net sales Transportation Coatings	455.3	461.6	887.3	892.9
Total Net sales	$1,094.1	$1,126.6	$2,083.3	$2,174.0

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended June 30,
	2015			2014
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$638.8	$455.3	$1,094.1	$665.0	$461.6	$1,126.6
Equity in earnings in unconsolidated affiliates	0.2	0.2	0.4	0.2	—	0.2
Adjusted EBITDA (2)	162.1	93.4	255.5	136.7	84.4	221.1
Investment in unconsolidated affiliates	5.7	6.8	12.5	8.3	8.0	16.3

	Six Months Ended June 30,
	2015			2014
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,196.0	$887.3	$2,083.3	$1,281.1	$892.9	$2,174.0
Equity in earnings in unconsolidated affiliates	0.3	0.5	0.8	0.5	0.3	0.8
Adjusted EBITDA (2)	269.2	168.3	437.5	261.2	146.6	407.8
Investment in unconsolidated affiliates	5.7	6.8	12.5	8.3	8.0	16.3

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income taxes	$5.2	$54.5	$53.1	$62.8
Interest expense, net	49.2	54.9	99.2	113.9
Depreciation and amortization	77.5	71.8	150.1	152.9
EBITDA	131.9	181.2	302.4	329.6
Inventory step-up (a)	0.5	—	0.5	—
Financing costs (b)	—	—	—	3.1
Foreign exchange remeasurement losses (gains) (c)	57.8	(14.6)	66.5	(14.5)
Long-term employee benefit plan adjustments (d)	0.2	2.2	0.4	4.5
Termination benefits and other employee related costs (e)	14.8	2.7	18.5	5.9
Consulting and advisory fees (f)	6.8	7.7	9.9	20.7
Transition-related costs (g)	—	33.6	—	47.5
Secondary offering costs (h)	0.3	—	1.7	—
Other adjustments (i)	13.2	8.2	11.1	11.0
Dividends in respect of noncontrolling interest (j)	(0.6)	(0.7)	(4.1)	(1.6)
Management fee expense (k)	—	0.8	—	1.6
Asset impairment (l)	30.6	—	30.6	—
Adjusted EBITDA	$255.5	$221.1	$437.5	$407.8

(a)	During the three and six months ended June 30, 2015, we recorded a non-cash fair value inventory adjustment associated with an acquisition. These amounts increased cost of goods sold by $0.5 million.

(b)	In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the six months ended June 30, 2014.

(c)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(d)	Eliminates the non-service cost components of long-term employee benefit costs.

(e)
Represents expenses primarily related to employee termination benefits and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(f)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services. Amounts incurred for the three and six months ended June 30, 2015 primarily relate to our Axalta Way cost savings initiatives. Amounts incurred for the three and six months ended June 30, 2014 relate to our transition from DuPont to a standalone entity.

(g)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(h)	Represents costs associated with the offerings of our common shares by Carlyle that closed in April 2015.

(i)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the six months ended June 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

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

(l)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million. See Note 9 for more information.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2015 and 2014, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	20.0	2.4	22.4
Other comprehensive (loss), net of tax	(86.8)	(0.2)	(87.0)
Exercise of stock options	50.4	—	50.4
Recognition of stock-based compensation	14.2	—	14.2
Noncontrolling interests of acquired subsidiaries	—	4.3	4.3
Dividends declared to noncontrolling interests	—	(4.1)	(4.1)
Balance June 30, 2015	$1,042.5	$69.7	$1,112.2

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2014	$1,142.9	$68.9	$1,211.8
Net income	49.5	2.6	52.1
Other comprehensive (loss), net of tax	(8.3)	(1.1)	(9.4)
Recognition of stock-based compensation	3.8	—	3.8
Dividends declared to noncontrolling interests	—	(1.6)	(1.6)
Balance June 30, 2014	$1,187.9	$68.8	$1,256.7
(20)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (loss)
December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(82.1)	(3.1)	0.4	0.4	(84.4)
Reclassifications from AOCI to Net income	—	0.8	—	(3.2)	(2.4)
Net Change	(82.1)	(2.3)	0.4	(2.8)	(86.8)
June 30, 2015	$(154.2)	$(33.5)	$0.2	$(2.6)	$(190.1)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax benefit related to the changes in pension and other long-term employee benefits for the six months ended June 30, 2015 was $1.7 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at June 30, 2015 was $15.1 million. The income tax benefit related to the change in the unrealized loss on derivatives for the six months ended June 30, 2015 was $1.7 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2015 was $1.5 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Loss on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
Current year deferrals to AOCI	(9.9)	4.7	0.8	0.1	(4.3)
Reclassifications from AOCI to Net income	—	(0.8)	—	(3.2)	(4.0)
Net Change	(9.9)	3.9	0.8	(3.1)	(8.3)
June 30, 2014	$14.4	$11.4	$(0.1)	$—	$25.7
Included within current year deferrals to accumulated other comprehensive income for the six months ended June 30, 2014 was $5.6 million of curtailment gains related to an amendment to one of our pension plans.
The income tax impact related to the changes in pension and other long-term employee benefits for the six months ended June 30, 2014 was expense of $0.9 million. The cumulative income tax expense related to the adjustment for pension and other long-term employee benefits at June 30, 2014 was $4.4 million. The income tax expense related to the change in the unrealized gain on derivatives for the six months ended June 30, 2014 was $1.9 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at June 30, 2014 was $0.0 million.

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
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to significantly influence our decisions;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.
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
Our net sales decreased approximately 4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decline of approximately 11% from unfavorable currency translation. Excluding the impact of currency translation, our net sales increased approximately 7% as a result of an increase in average selling prices primarily within Latin America and an increase in sales volumes in North America, Latin America and Asia Pacific. The following trends have impacted our segment and end-market sales performance for the six months ended June 30, 2015:

•
Performance Coatings: Net sales excluding currency translation increased approximately 6% driven by increases in average selling price within our refinish end-market, particularly in Latin America, and increased volumes in both our refinish and industrial end-markets.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 9% driven primarily by volume growth in both our light vehicle and commercial vehicle end-markets from new business wins and increased vehicle builds in North America, Latin America and Asia Pacific.

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
Our business serves four end-markets globally as follows:

(In millions)	Three Months Ended June 30,		2015 vs 2014	Six Months Ended June 30,		2015 vs 2014
	2015	2014	% change	2015	2014	% change
Performance Coatings
Refinish	$460.1	$471.1	(2.3)%	$853.3	$906.3	(5.8)%
Industrial	178.7	193.9	(7.8)%	342.7	374.8	(8.6)%
Total Net sales Performance Coatings	638.8	665.0	(3.9)%	1,196.0	1,281.1	(6.6)%
Transportation Coatings
Light Vehicle	347.2	363.4	(4.5)%	680.4	703.0	(3.2)%
Commercial Vehicle	108.1	98.2	10.1%	206.9	189.9	9.0%
Total Net sales Transportation Coatings	455.3	461.6	(1.4)%	887.3	892.9	(0.6)%
Total Net sales	$1,094.1	$1,126.6	(2.9)%	$2,083.3	$2,174.0	(4.2)%

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
Other (income) expense, net
Other (income) expense, net represents costs incurred, net of income, on various non-operational items including historical management expenses to Carlyle as well as foreign exchange gains and losses and impairment losses on assets that are not part of our core operational activities.
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

The following table reconciles the net income (loss) to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income (loss)	$(24.3)	$55.8	$22.4	$52.1
Interest expense, net	49.2	54.9	99.2	113.9
Provision (benefit) for income taxes	29.5	(1.3)	30.7	10.7
Depreciation and amortization	77.5	71.8	150.1	152.9
EBITDA	131.9	181.2	302.4	329.6
Inventory step-up (a)	0.5	—	0.5	—
Financing costs (b)	—	—	—	3.1
Foreign exchange remeasurement losses (gains) (c)	57.8	(14.6)	66.5	(14.5)
Long-term employee benefit plan adjustments (d)	0.2	2.2	0.4	4.5
Termination benefits and other employee related costs (e)	14.8	2.7	18.5	5.9
Consulting and advisory fees (f)	6.8	7.7	9.9	20.7
Transition-related costs (g)	—	33.6	—	47.5
Secondary offering costs (h)	0.3	—	1.7	—
Other adjustments (i)	13.2	8.2	11.1	11.0
Dividends in respect of noncontrolling interest (j)	(0.6)	(0.7)	(4.1)	(1.6)
Management fee expense (k)	—	0.8	—	1.6
Asset impairment (l)	30.6	—	30.6	—
Adjusted EBITDA	$255.5	$221.1	$437.5	$407.8

(a)	During the three and six months ended June 30, 2015, we recorded a non-cash fair value inventory adjustment associated with an acquisition. These amounts increased cost of goods sold by $0.5 million.

(b)	In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the six months ended June 30, 2014.

(c)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(d)	Eliminates the non-service cost components of long-term employee benefit costs.

(e)
Represents expenses primarily related to employee termination benefits and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(f)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services. Amounts incurred for the three and six months ended June 30, 2015 primarily relate to our Axalta Way cost savings initiatives. Amounts incurred for the three and six months ended June 30, 2014 relate to our transition from DuPont to a standalone entity.

(g)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(h)	Represents costs associated with the offerings of our common shares by Carlyle that closed in April 2015.

(i)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the six months ended June 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

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

(l)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million. See Note 9 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(In millions)	2015	2014
Net sales	$1,094.1	$1,126.6
Other revenue	7.0	7.7
Total revenue	1,101.1	1,134.3
Cost of goods sold	679.7	742.5
Selling, general and administrative expenses	245.5	250.6
Research and development expenses	12.8	12.1
Amortization of acquired intangibles	20.1	21.3
Income from operations	143.0	107.8
Interest expense, net	49.2	54.9
Other (income) expense, net	88.6	(1.6)
Income before income taxes	5.2	54.5
Provision for (benefit) income taxes	29.5	(1.3)
Net income (loss)	(24.3)	55.8
Less: Net income attributable to noncontrolling interests	0.8	2.0
Net income (loss) attributable to controlling interests	$(25.1)	$53.8
Net sales
Net sales decreased $32.5 million, or 2.9%, to $1,094.1 million for the three months ended June 30, 2015, as compared to net sales of $1,126.6 million for the three months ended June 30, 2014. Our net sales decrease in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 11.1% due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes across all regions and segments, which contributed to net sales growth of 4.8%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 3.4% compared to the three months ended June 30, 2014.
Other revenue
Other revenue decreased $0.7 million, or 9.1%, to $7.0 million for the three months ended June 30, 2015, as compared to $7.7 million for the three months ended June 30, 2014. This decrease in other revenue was primarily related to the impacts of weakening currencies against the U.S. dollar, which caused a $1.4 million, or 18.2%, decrease in other revenue primarily due to the weakening Euro. These decreases were slightly offset from higher service revenues during the period.
Cost of sales
Cost of sales decreased $62.8 million, or 8.5%, to $679.7 million for the three months ended June 30, 2015 compared to $742.5 million for the three months ended June 30, 2014. The decrease for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 resulted primarily from the 10% decrease associated with the benefits of currency exchange due to the impact of the weakening Euro and certain currencies within Latin America. The decrease from currency translation was slightly offset by higher volumes of 4.8% as well as the impacts of stock-based compensation resulting primarily from the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan. Cost of sales as a percentage of net sales decreased from 65.9% for the three months ended June 30, 2014 to 62.1% for the three months ended June 30, 2015 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $5.1 million, or 2.0%, to $245.5 million for the three months ended June 30, 2015 compared to $250.6 million for the three months ended June 30, 2014. Selling, general and administrative expenses for the three months ended June 30, 2015 included $21.9 million of costs related to our 2015 cost savings initiatives as compared to $26.7 million of costs for the three months ended June 30, 2014 associated with our transition related activities and cost saving initiatives, resulting in a decrease of $4.8 million over the comparable period.  In addition, favorable impacts of currency exchange during the three months ended June 30, 2015 contributed to an 11.0% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase of $6.6 million in stock-based compensation for the three months ended June 30, 2015, resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan. Further offsetting the decrease was the absence of a $7.7 million gain for the amendment of benefit plan awards during the three months ended June 30, 2014, as well as an increase in selling and administrative costs in 2015 as we focused on opportunities to expand our market presence.
Research and development expenses
Research and development expenses increased $0.7 million, or 5.8%, to $12.8 million for the three months ended June 30, 2015 compared to $12.1 million for the three months ended June 30, 2014. This increase was a result of additional spend as we focus on developing new and existing products in the market. These increases in spend were partially offset by the impacts of currency exchange, which contributed to a 5.8% decrease in research and development expenses primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $1.2 million, or 5.6%, to $20.1 million for the three months ended June 30, 2015 compared to $21.3 million for the three months ended June 30, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $5.7 million, or 10.4%, to $49.2 million for the three months ended June 30, 2015 compared to $54.9 million for the three months ended June 30, 2014. The decrease was primarily driven by the impact of the 25 basis point step-down in interest rates in August 2014 on our Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014, including the $100.0 million prepayment on our New Dollar Term Loan made on September 30, 2014. Further contributing to the net decrease for the three months ended June 30, 2015 was the impact of the weakening Euro against the U.S. dollar.
Other (income) expense, net
Other expense, net increased $90.2 million from income of $1.6 million for the three months ended June 30, 2014 to expense of $88.6 million for the three months ended June 30, 2015. Within other (income) expense, net, exchange losses were $57.8 million during the three months ended June 30, 2015 as compared to exchange gains of $14.6 million for the three months ended June 30, 2014, resulting in an increase in expense of $72.4 million.
The primary driver of the exchange losses for the three months ended June 30, 2015 was a $53.2 million loss resulting from the revaluation of our Venezuelan subsidiary's net monetary assets at the June 30, 2015 SIMADI currency exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we determined that that using the SIMADI exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar, rather than the previously used SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar, was the appropriate method of valuation based on the culmination of the relevant facts and circumstances, including our expectation that future dividend remittances would be made at this rate. This exchange loss for the three months ended June 30, 2015 is compared to the $12.2 million gain recognized for the three months ended June 30, 2014 resulting from the revaluation of the Venezuelan subsidiary's net monetary liabilities resulting from the change in exchange rate from the official CENCOEX rate of 6.3 Venezuelan bolivars to 1.0 U.S. dollar to the SICAD I rate of 10.0 Venezuelan bolivars to 1.0 U.S. dollar in June 2014. The change over comparable periods resulting from the revaluations was an increase in exchange losses, net of $65.4 million.
In addition to the Venezuelan net exchange losses, we incurred $25.0 million in losses on our Euro borrowings during the three months ended June 30, 2015 as compared to $6.4 million in losses on our Euro borrowings during the three months ended June 30, 2014. These losses were partially offset by a $20.4 million gain primarily related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary during the three months ended June 30, 2015, compared to an $8.8 million gain during the three months ended June 30, 2014.

Further contributing to the loss during the current period was the impairment charge recorded during the three months ended June 30, 2015 of $30.6 million resulting from our evaluation of the carrying value associated with our real estate investment in Venezuela.
Offsetting the increase in losses over the comparable periods was the release of an indemnity receivable in June 2014 that had initially been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in $12.3 million of expense relating to an uncertain tax position that was reversed during the three months ended June 30, 2014 compared to the $0.6 million loss for the three months ended June 30, 2015.
Provision (benefit) for income taxes
We recorded a provision for income taxes of $29.5 million for the three months ended June 30, 2015, which represents a 567.3% effective tax rate in relation to the income before income taxes of $5.2 million. The effective tax rate for the three months ended June 30, 2015 differs from the U.S. Federal statutory rate by 532.3%, which is primarily the result of non-deductible pre-tax expenses. Non-deductible expenses and interest, as well as currency exchange losses, resulted in a negative impact to our provision for income taxes of $5.0 million and $7.3 million, respectively. In addition, our pre-tax impairment charge in Venezuela of $30.6 million had an unfavorable $10.7 million impact on the effective rate as it was non-deductible.
We recorded a benefit for income taxes of $1.3 million for the three months ended June 30, 2014, which represents a 2.4% negative effective tax rate in relation to the income before income taxes of $54.5 million. The effective tax rate for the three months ended June 30, 2014 differs from the U.S. Federal statutory rate by 37.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments related to prior year tax positions of $21.1 million, as well as $9.1 million related to earnings in jurisdictions where the rate is lower than the U.S. Federal statutory rate. These adjustments were partially offset by the unfavorable impact of pre-tax losses in jurisdictions where a tax benefit is not expected to be realized of $7.4 million and $8.7 million related to non-deductible expenses and withholding tax expense.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The following table was derived from the interim unaudited condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(In millions)	2015	2014
Net sales	$2,083.3	$2,174.0
Other revenue	15.3	14.7
Total revenue	2,098.6	2,188.7
Cost of goods sold	1,329.5	1,446.0
Selling, general and administrative expenses	458.5	497.3
Research and development expenses	25.7	23.4
Amortization of acquired intangibles	40.1	42.4
Income from operations	244.8	179.6
Interest expense, net	99.2	113.9
Other expense, net	92.5	2.9
Income before income taxes	53.1	62.8
Provision for income taxes	30.7	10.7
Net income	22.4	52.1
Less: Net income attributable to noncontrolling interests	2.4	2.6
Net income attributable to controlling interests	$20.0	$49.5
Net sales
Net sales decreased $90.7 million, or 4.2%, to $2,083.3 million for the six months ended June 30, 2015, as compared to net sales of $2,174.0 million for the six months ended June 30, 2014. Our net sales decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 10.9% due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes primarily in Asia Pacific, North America, and Latin America, which contributed to net sales growth of 4.8%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 1.9% compared to the six months ended June 30, 2014.
Other revenue
Other revenue increased $0.6 million, or 4.1%, to $15.3 million for the six months ended June 30, 2015, as compared to $14.7 million for the six months ended June 30, 2014. The increase primarily related to an increase in royalty revenues within North America. This increase in other revenue was partially offset by the impacts of weakening currencies against the U.S. dollar, which caused a 14.3% decrease in other revenue primarily due to the weakening Euro.
Cost of sales
Cost of sales decreased $116.5 million, or 8.1%, to $1,329.5 million for the six months ended June 30, 2015 compared to $1,446.0 million for the six months ended June 30, 2014. The decrease for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 resulted primarily from a 9.8% decrease associated with currency exchange due to the impact of the weakening Euro and certain currencies within Latin America. The decrease from currency translation was slightly offset by higher volumes of 4.8% as well as the impacts of stock-based compensation resulting primarily from the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan. Cost of sales as a percentage of net sales decreased from 66.5% for the six months ended June 30, 2014 to 63.8% for the six months ended June 30, 2015 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $38.8 million, or 7.8%, to $458.5 million for the six months ended June 30, 2015 compared to $497.3 million for the six months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 included $30.1 million of costs related to our 2015 cost savings initiatives as compared to $56.8 million of costs for the six months ended June 30, 2014 associated with our transition related activities and cost saving initiatives, resulting in a decrease of $26.7 million over the comparable period. In addition, favorable impacts of currency exchange during the six months ended June 30, 2015 contributed to a 10.3% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase of $6.6 million in stock-based compensation for the six months ended June 30, 2015, resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan, as well as the impact of equity incentive awards issued in 2015. Further offsetting the decrease was the absence of a $7.7 million gain for the amendment of benefit plan awards during the six months ended June 30, 2014, as well as an increase in selling and administrative costs in 2015 as we focused on opportunities to expand our market presence.
Research and development expenses
Research and development expenses increased $2.3 million, or 9.8%, to $25.7 million for the six months ended June 30, 2015 compared to $23.4 million for the six months ended June 30, 2014. This increase was a result of additional spend as we focus on developing new and existing products in the market. These increases in spend were partially offset by the impacts of currency exchange, which contributed to a 6.4% decrease in research and development expenses primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $2.3 million, or 5.4%, to $40.1 million for the six months ended June 30, 2015 compared to $42.4 million for the six months ended June 30, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $14.7 million, or 12.9%, to $99.2 million for the six months ended June 30, 2015 compared to $113.9 million for the six months ended June 30, 2014. Interest expense, net for the six months ended June 30, 2015 reflects a full six months of interest costs after the refinancing of our Term Loans in February of 2014. Interest expense, net for the six months ended June 30, 2014 reflects one month of interest expense associated with our original debt financing for the Acquisition and five months of interest expense based on the refinancing of our Term Loans. Additionally, the six months ended June 30, 2015 included the impact of the 25 basis point step-down in interest rates in August 2014 on our Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014 and 2015, including the $100.0 million prepayment on our New Dollar Term Loan made on September 30, 2014. Further contributing to the net decrease for the six months ended June 30, 2015 was the impact of the weakening Euro against the U.S. dollar.
Other expense, net
Other expense, net increased $89.6 million to $92.5 million for the six months ended June 30, 2015 compared to $2.9 million for the six months ended June 30, 2014. Within other expense, net, exchange losses were $66.5 million during the six months ended June 30, 2015 as compared to exchange gains of $14.5 million for the six months ended June 30, 2014, resulting in an increase in expense of $81.0 million.
The primary driver of the exchange losses for the six months ended June 30, 2015 was the $53.2 million loss resulting from the revaluation of our Venezuelan subsidiary's net monetary assets at the June 30, 2015 SIMADI currency exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we determined that that using the SIMADI exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar, rather than the previously used SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar, was the most appropriate exchange rate based on the culmination of the relevant facts and circumstances, including the expectation that future dividend remittances would be made at this rate. This exchange loss for the six months ended June 30, 2015 is compared to the $12.2 million gain recognized for the six months ended June 30, 2014 resulting from the revaluation of the Venezuelan subsidiary's net monetary liabilities resulting from the change in exchange rate from the official CENCOEX rate of 6.3 Venezuelan bolivars to 1.0 U.S. dollar to the SICAD I rate of 10.0 Venezuelan bolivars to 1.0 U.S. dollar in June 2014. The change over comparable periods resulting from the revaluations was an increase in exchange losses, net of $65.4 million.

Offsetting the increase in the Venezuelan net exchange losses were net exchange gains of $64.8 million on our Euro borrowings during the six months ended June 30, 2015 as compared to $11.8 million in gains for the six months ended June 30, 2014. The remaining net exchange losses during the six months ended June 30, 2015 of $78.1 million primarily related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, compared to $9.5 million of exchange losses for the six months ended June 30, 2014.
Further contributing to the loss during the current period was the impairment charge recorded during the six months ended June 30, 2015 of $30.6 million resulting from our evaluation of the carrying value associated with our real estate investment in Venezuela.
Offsetting the increase in losses over the comparable periods was the release of an indemnity receivable in June 2014 that had initially been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in $12.3 million of expense relating to an uncertain tax position that was reversed during the six months ended June 30, 2014 compared to the $4.3 million loss for the six months ended June 30, 2015. In addition, during the six months ended June 30, 2014 we recognized debt modification fees of $3.1 million relating to the refinancing of our Term Loans in February of 2014.
Further offsetting the increase, during the six months ended June 30, 2015, we entered into an agreement with one of our joint venture partners to acquire a controlling interest in an investment previously accounted for as an equity method investment. As a result of the acquisition of a controlling interest in the investment, we recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date, resulting in a net decrease in other expense compared to the six months ended June 30, 2014.
Provision for income taxes
We recorded a provision for income taxes of $30.7 million for the six months ended June 30, 2015, which represents a 57.8% effective tax rate in relation to the income before income taxes of $53.1 million. The effective tax rate for the six months ended June 30, 2015 differs from the U.S. Federal statutory rate by 22.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $7.5 million, as well as $9.3 million associated with currency exchange losses. These adjustments were offset by our pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was non-deductible, the unfavorable impact of pre-tax losses in jurisdictions where a tax benefit is not expected to be realized of $6.1 million, and non-deductible expenses and interest of $11.5 million.
We recorded a provision for income taxes of $10.7 million for the six months ended June 30, 2014, which represents a 17.0% effective tax rate in relation to the income before income taxes of $62.8 million. The effective tax rate for the six months ended June 30, 2014 differs from the U.S. Federal statutory rate by 18.0%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments related to prior year tax positions of $21.1 million, as well as $17.4 million related to earnings in jurisdictions where the statutory tax rate was lower than the U.S. Federal statutory rate. These adjustments were partially offset by the unfavorable impact of pre-tax losses in jurisdictions where a tax benefit is not expected to be realized of $13.0 million $18.1 million related to nondeductible expenses and withholding tax expense.

SEGMENT RESULTS
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,
(In millions)	2015	2014
Net Sales
Performance Coatings	$638.8	$665.0
Transportation Coatings	455.3	461.6
Total	$1,094.1	$1,126.6
Segment Adjusted EBITDA
Performance Coatings	$162.1	$136.7
Transportation Coatings	93.4	84.4
Total	$255.5	$221.1
Performance Coatings Segment
Net sales decreased $26.2 million, or 3.9%, to $638.8 million for the three months ended June 30, 2015 compared to net sales of $665.0 million for the three months ended June 30, 2014. The decrease in net sales in the three months ended June 30, 2015 was primarily a result of unfavorable impacts of currency exchange, which contributed to an approximately 12.1% reduction in net sales. Currency exchange was impacted by the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This net sales decrease was partially offset by increases in average selling prices, primarily in Latin America, which contributed to an increase of 6.2% compared to the three months ended June 30, 2014. Further offsetting this decrease was an increase in volumes across all regions, which contributed to net sales growth of 2.0%.
Adjusted EBITDA increased $25.4 million, or 18.6%, to $162.1 million for the three months ended June 30, 2015 compared to Adjusted EBITDA of $136.7 million for the three months ended June 30, 2014. The increase in Adjusted EBITDA for the three months ended June 30, 2015 was driven by an increase in average selling price, primarily within Latin America's refinish end-market. This increase was offset by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.
Transportation Coatings Segment
Net sales decreased $6.3 million, or 1.4%, to $455.3 million for the three months ended June 30, 2015 compared to net sales of $461.6 million for the three months ended June 30, 2014. The decrease in net sales for the three months ended June 30, 2015 was driven by unfavorable impacts of currency exchange, which contributed to an approximately 9.5% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by volume increases across all regions, which contributed to a net sales increase of 8.8%.
Adjusted EBITDA increased $9.0 million, or 10.7%, to $93.4 million for the three months ended June 30, 2015 compared to Adjusted EBITDA of $84.4 million for the three months ended June 30, 2014. The increase in Adjusted EBITDA in the three months ended June 30, 2015 was driven by higher volumes and lower variable costs, which were offset by higher fixed costs associated with support of our volume growth within the Light Vehicle and Commercial Vehicle end-markets, and unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Six Months Ended June 30,
(In millions)	2015	2014
Net Sales
Performance Coatings	$1,196.0	$1,281.1
Transportation Coatings	887.3	892.9
Total	$2,083.3	$2,174.0
Segment Adjusted EBITDA
Performance Coatings	$269.2	$261.2
Transportation Coatings	168.3	146.6
Total	$437.5	$407.8
Performance Coatings Segment
Net sales decreased $85.1 million, or 6.6%, to $1,196.0 million for the six months ended June 30, 2015 compared to net sales of $1,281.1 million for the six months ended June 30, 2014. The decrease in net sales for the six months ended June 30, 2015 was a result of unfavorable impacts of currency exchange, which contributed to an approximately 12.1% reduction in net sales. Currency exchange was impacted by the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by increases in average selling price, primarily through Latin America's refinish business, which contributed to an increase of 3.5%. Further offsetting this decrease was an increase in volume across all regions, which contributed to a net sales increase of 2.0%.
Adjusted EBITDA increased $8.0 million, or 3.1%, to $269.2 million for the six months ended June 30, 2015 compared to Adjusted EBITDA of $261.2 million for the six months ended June 30, 2014. The increase in Adjusted EBITDA in the six months ended June 30, 2015 was primarily driven by higher average selling prices and lower variable costs, which were offset by higher fixed costs associated with support of our volume growth within our Refinish and Industrial end-markets, and unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $3.1 million for the six months ended June 30, 2015 as compared to $0.0 million for the six months ended June 30, 2014.
Transportation Coatings Segment
Net sales decreased $5.6 million, or 0.6%, to $887.3 million for the six months ended June 30, 2015 compared to net sales of $892.9 million for the six months ended June 30, 2014. The decrease in net sales for the six months ended June 30, 2015 was primarily driven by unfavorable impacts of currency exchange, which contributed to an approximately 9.2% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Further contributing to the decline in net sales was a decrease in average selling prices in Asia, North America and Europe, slightly offset by increases in average selling price in Latin America for an overall decrease in net sales of 0.3%. The decrease in net sales was partially offset by volume increases within Asia and North America, which contributed to a net sales increase of 8.9%.
Adjusted EBITDA increased $21.7 million, or 14.8%, to $168.3 million for the six months ended June 30, 2015 compared to Adjusted EBITDA of $146.6 million for the six months ended June 30, 2014. The increase in Adjusted EBITDA in the six months ended June 30, 2015 was driven by higher volumes and lower variable costs, which were offset by higher fixed costs associated with support of our volume growth within the Light Vehicle and Commercial Vehicle end-markets, and unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2015, availability under the Revolving Credit Facility was $379.0 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $21.0 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At June 30, 2015, we also had $2.0 million in borrowings under other lines of credit.
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
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 0.9% and 5.5% of the consolidated cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities:
Net income	$22.4	$52.1
Depreciation and amortization	150.1	152.9
Deferred income taxes	(7.1)	(14.1)
Unrealized loss on derivatives	1.3	3.8
Amortization of financing costs and original issue discount	10.2	10.3
Foreign exchange (gains)/losses	66.5	(19.2)
Asset impairment	30.6	—
Other non-cash items	16.5	(0.6)
Net income adjusted for non-cash items	290.5	185.2
Changes in operating assets and liabilities	(285.5)	(171.5)
Operating activities	5.0	13.7
Investing activities	(56.9)	(102.8)
Financing activities	23.4	(12.2)
Effect of exchange rate changes on cash	(45.8)	(7.7)
Net decrease in cash and cash equivalents	$(74.3)	$(109.0)
Six months ended June 30, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $5.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $290.5 million. This was partially offset by net increases in working capital of $285.5 million. The most significant drivers in working capital were increases in trade receivables, inventory and other assets of $212.0 million due to the seasonal timing of sales during the six months ended June 30, 2015 and increased inventory builds to support ongoing operational demands. Increases of other accrued liabilities of $42.0 million related to payments of normal operating activities, timing of cash payments for annual employee performance related benefits, as well as restructuring costs and transition-related costs incurred during 2014 and 2015.

Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $56.9 million. This use was substantially driven by purchases of property, plant and equipment of $56.6 million and the acquisition of a controlling interest in an investment affiliate of $3.1 million (net of cash received), partially offset by a decrease of $1.9 million in restricted cash.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $23.4 million. The change was substantially driven by cash received from stock options exercised of $45.2 million, the recognition of a tax windfall benefit of $6.7 million due to stock options exercised within the quarter, and by proceeds received from short-term borrowings during the period of $3.1 million. These are offset by repayments of short-term borrowings and Term Loans of $13.7 million and $13.6 million, respectively, as well as dividends paid to noncontrolling interests of $4.1 million for the six months ended June 30, 2015.
Other Impacts on Cash
Exchange impacts on cash for the six months ended June 30, 2015 were $45.8 million primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary which contributed $37.4 million.
Six months ended June 30, 2014
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2014. Net income before deducting depreciation, amortization and other non-cash items generated cash of $185.2 million. This was substantially offset by net increases in working capital of $171.5 million. The most significant drivers in working capital were increases in receivables and inventory of $112.3 million and $24.3 million respectively, due primarily to increased sales compared to seasonally lower sales in the month of December and inventory builds in anticipation of certain information technology transition projects and to support ongoing operational demands compared to December 2013, as well as reductions of other accrued liabilities of $47.6 million primarily related to annual compensation payments, nonrecurring transition costs and semi-annual interest payments associated with our Senior Notes.
Net Cash Used in Investing Activities
Purchases of property, plant and equipment during the six months ending June 30, 2014, were $100.8 million, which included capital costs related to our transition to a standalone entity, which included costs to transition off of the DuPont information technology systems.
During the six months ended June 30, 2014, we also had a $1.9 million increase in restricted cash.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2014 was $12.2 million. The change was primarily driven by $17.2 million of payments on short-term borrowings and $7.1 million of payments on term loans partially offset by $16.7 million of proceeds received from short-term borrowings during the period.
During the six months ended June 30, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities. Dividends paid to noncontrolling interests totaled $1.6 million for the six months ended June 30, 2014.
Financial Condition
We had cash and cash equivalents at June 30, 2015 and December 31, 2014 of $307.8 million and $382.1 million, respectively. Of these balances, $240.3 million and $264.2 million were maintained in non-U.S. jurisdictions as of June 30, 2015 and December 31, 2014, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at end of the periods indicated:

(In millions)	June 30, 2015	December 31, 2014
Dollar Term Loan	$2,154.0	$2,165.5
Euro Term Loan	439.2	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	280.1	305.3
Short-term and other borrowings	27.4	12.9
Unamortized original issue discount	(16.4)	(18.3)
Deferred financing costs, net	(75.0)	(82.1)
	$3,559.3	$3,614.3
Less:
Short term borrowings	23.2	12.2
Current portion of long-term borrowings	27.5	27.9
Long-term debt	$3,508.6	$3,574.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At June 30, 2015 and December 31, 2014, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $379.0 million and $384.5 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the Company’s contractual obligations since December 31, 2014.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2015.

(In millions)
Remainder of 2015	$19.6
2016	36.7
2017	29.6
2018	28.4
2019	27.7
Thereafter	3,500.2
Total	$3,642.2
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At June 30, 2015 and December 31, 2014, we had directly guaranteed $2.2 million of such obligations. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at June 30, 2015 and December 31, 2014.
No other off-balance sheet arrangements existed as of June 30, 2015 and December 31, 2014.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
Except for as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 71% of our net sales for the six months ended June 30, 2015 occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations, including our Venezuelan operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
Since December 2014, we have utilized Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) to translate our Venezuelan subsidiary’s financial statements into US dollars. As a result of the continued challenging economic conditions in Venezuela, we have re-evaluated the exchange rate used for our Venezuela subsidiary’s operations, including the impact on our non-US dollar denominated monetary and non-monetary assets and liabilities. We believe that the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the Marginal Foreign Exchange System (“SIMADI”) exchange mechanism due to the current illiquidity of SICAD I. Accordingly, as of June 30, 2015, we changed our foreign exchange rate to SIMADI, which currently approximates 197.7 Venezuelan bolivars to 1.0 U.S. dollar. The SIMADI rate compares to the SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. See further discussion in Note 9 to our unaudited condensed consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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

AXALTA COATING SYSTEMS LTD.

Date: August 4, 2015	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: August 4, 2015	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2015	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President and Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.63*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company, dated April 8, 2015 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on April 9, 2015)

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