Form 10-Q
period 2015-09-30
Axalta Coating Systems Ltd.
filed 2015-10-30
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Non-accelerated filer ☒ Accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2015, there were 237,844,503 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,000.3	$1,108.9	$3,083.6	$3,282.9
Other revenue	4.8	6.9	20.1	21.6
Total revenue	1,005.1	1,115.8	3,103.7	3,304.5
Cost of goods sold	628.6	728.1	1,958.1	2,174.1
Selling, general and administrative expenses	219.2	249.4	677.7	746.7
Research and development expenses	13.0	13.4	38.7	36.8
Amortization of acquired intangibles	20.4	20.9	60.5	63.3
Income from operations	123.9	104.0	368.7	283.6
Interest expense, net	50.8	52.6	150.0	166.5
Other expense, net	18.9	62.2	111.4	65.1
Income (loss) before income taxes	54.2	(10.8)	107.3	52.0
Provision for income taxes	17.8	7.5	48.5	18.2
Net income (loss)	36.4	(18.3)	58.8	33.8
Less: Net income attributable to noncontrolling interests	1.3	1.6	3.7	4.2
Net income (loss) attributable to controlling interests	$35.1	$(19.9)	$55.1	$29.6
Basic net income (loss) per share	$0.15	$(0.09)	$0.24	$0.13
Diluted net income (loss) per share	$0.15	$(0.09)	$0.23	$0.13
Basic weighted average shares outstanding	235.9	229.5	232.7	229.2
Diluted weighted average shares outstanding	240.9	229.5	239.1	229.3

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$36.4	$(18.3)	$58.8	$33.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(64.4)	(27.3)	(146.7)	(38.3)
Unrealized gain (loss) on securities	(0.4)	—	—	0.8
Unrealized gain (loss) on derivatives	(3.5)	4.0	(8.0)	(1.0)
Unrealized gain (loss) on pension and other benefit plan obligations	(0.8)	(3.0)	(4.8)	1.8
Other comprehensive loss, before tax	(69.1)	(26.3)	(159.5)	(36.7)
Income tax benefit (provision) related to items of other comprehensive income	1.2	(0.7)	4.6	0.3
Other comprehensive loss, net of tax	(67.9)	(27.0)	(154.9)	(36.4)
Comprehensive loss	(31.5)	(45.3)	(96.1)	(2.6)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.8)	1.6	1.4	2.0
Comprehensive loss attributable to controlling interests	$(30.7)	$(46.9)	$(97.5)	$(4.6)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$411.6	$382.1
Restricted cash	2.9	4.7
Accounts and notes receivable, net	833.3	820.4
Inventories	540.7	538.3
Prepaid expenses and other	75.8	62.9
Deferred income taxes	50.9	64.5
Total current assets	1,915.2	1,872.9
Property, plant and equipment, net	1,374.6	1,514.1
Goodwill	944.5	1,001.1
Identifiable intangibles, net	1,214.4	1,300.0
Other assets	450.2	482.6
Total assets	$5,898.9	$6,170.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$443.9	$494.5
Current portion of borrowings	48.8	40.1
Deferred income taxes	6.7	7.3
Other accrued liabilities	330.5	404.8
Total current liabilities	829.9	946.7
Long-term borrowings	3,504.7	3,574.2
Accrued pensions and other long-term employee benefits	265.7	306.4
Deferred income taxes	167.9	208.2
Other liabilities	26.4	23.2
Total liabilities	4,794.6	5,058.7
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 237.6 and 229.8 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	236.6	229.8
Capital in excess of par	1,226.4	1,144.7
Accumulated deficit	(171.4)	(226.5)
Accumulated other comprehensive loss	(255.9)	(103.3)
Total Axalta shareholders’ equity	1,035.7	1,044.7
Noncontrolling interests	68.6	67.3
Total shareholders’ equity	1,104.3	1,112.0
Total liabilities and shareholders’ equity	$5,898.9	$6,170.7

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$58.8	$33.8
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	225.5	229.1
Amortization of financing costs and original issue discount	15.5	15.7
Loss on extinguishment and modification of debt	—	6.1
Deferred income taxes	(1.1)	(15.9)
Unrealized losses on derivatives	2.5	3.1
Realized and unrealized foreign exchange losses, net	90.2	46.7
Stock-based compensation	22.1	6.1
Asset impairment	30.6	—
Other non-cash, net	2.7	(26.0)
Decrease (increase) in operating assets and liabilities:
Trade accounts and notes receivable	(111.6)	(109.7)
Inventories	(44.7)	(50.6)
Prepaid expenses and other assets	(57.3)	(47.7)
Accounts payable	(10.1)	52.4
Other accrued liabilities	(41.5)	(74.2)
Other liabilities	(17.8)	(9.5)
Cash provided by operating activities	163.8	59.4
Investing activities:
Business acquisitions and purchases of controlling interests in affiliates (net of cash acquired)	(19.9)	—
Purchase of property, plant and equipment	(93.8)	(155.6)
Restricted cash	1.7	(4.3)
Proceeds (purchases) of interest in affiliates, net	0.7	(6.5)
Proceeds from sale of assets	0.5	17.6
Other investing activities	(0.3)	(0.2)
Cash used for investing activities	(111.1)	(149.0)
Financing activities:
Proceeds from short-term borrowings	3.0	23.7
Payments on short-term borrowings	(15.6)	(30.9)
Payments on long-term debt	(20.5)	(114.1)
Dividends paid to noncontrolling interests	(4.4)	(1.6)
Debt modification fees	—	(3.0)
Equity contribution	—	2.5
Proceeds from option exercises	60.4	2.9
Tax windfall due to option exercises	7.4	—
Other financing activities	(0.2)	—
Cash provided by (used for) financing activities	30.1	(120.5)
Increase (decrease) in cash and cash equivalents	82.8	(210.1)
Effect of exchange rate changes on cash	(53.3)	(15.9)
Cash and cash equivalents at beginning of period	382.1	459.3
Cash and cash equivalents at end of period	$411.6	$233.3
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2015 and December 31, 2014, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and their cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying financial statements include the interim unaudited condensed consolidated balance sheets of Axalta at September 30, 2015 and December 31, 2014, the related interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and of cash flows for the nine months ended September 30, 2015 and 2014. The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year.
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
In November 2014, we priced our initial public offering (the "Offering", or the "IPO") in which certain selling shareholders affiliated with Carlyle Group L.P. and its affiliates ("Carlyle") sold 57,500,000 common shares at a price of $19.50 per share.
In April 2015, we completed a secondary offering (the "Secondary Offering") in which Carlyle sold an aggregate of 46,000,000 common shares at a price of $28.00 per share. In addition, Carlyle sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. (together with the Secondary Offering, the "April 2015 Secondary Offerings") for $28.00 per share. Following these sales, Carlyle ceased to control a majority of our common shares.
In August 2015, we completed a secondary offering (together with the IPO and the April 2015 Secondary Offerings, the "Carlyle Offerings") in which Carlyle sold an aggregate of 34,500,000 common shares at a public offering price of $29.75 per share.
We did not receive any proceeds from the sale of common shares in any of the Carlyle Offerings.
(2)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis. Further clarifying this standard, ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" was released in August 2015 indicating that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. We elected to early adopt this standard during the current year, resulting in impacts to the balance sheets at September 30, 2015 and December 31, 2014 of decreases to Other assets and Long-term borrowings of $71.3 million and $82.1 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Accounting Guidance Issued But Not Yet Adopted
In July 2015, FASB issued ASU 2015-11 (Accounting Standard Codification 330), "Simplifying the Measurement of Inventory," which sets forth guidance that inventory should be valued at the lower of cost or net realizable value rather than the lower of cost or market. The amendments in this update are effective for fiscal years beginning after December 15, 2016. Adoption of this ASU will not have a material impact to our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 (Accounting Standard Codification 810), "Consolidation," which sets forth guidance on accounting for consolidation of certain legal entities. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Although early adoption is permitted, we are still in the process of assessing the impact the adoption of this ASU will have on our statements of financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09 (Accounting Standard Codification 606), "Revenue from Contracts with Customers," which sets forth the guidance that an entity should use related to revenue recognition. This ASU was originally effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which delayed the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017. Companies will be allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to this date. We are in the process of assessing the impact the adoption of this ASU will have on our statements of financial position, results of operations and cash flows.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2014 to September 30, 2015 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2014	$933.6	$67.5	$1,001.1
Goodwill from acquisitions	17.1	0.7	17.8
Foreign currency translation	(69.4)	(5.0)	(74.4)
September 30, 2015	$881.3	$63.2	$944.5
In March 2015, we purchased an additional 25% interest in a previously held equity method investment. See Note 9 for additional information. In July 2015, we purchased all of the outstanding capital stock of a coatings distribution business with operations in the Netherlands and Belgium. These acquisitions were not material, individually or in the aggregate, to our condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$412.5	$(107.0)	$305.5	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	44.8	(7.7)	37.1	14.7
Customer relationships	680.2	(93.6)	586.6	19.3
Non-compete agreements	1.9	(1.1)	0.8	4.6
Total	$1,423.8	$(209.4)	$1,214.4

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(76.3)	$335.5	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	41.8	(5.5)	36.3	14.8
Customer relationships	713.9	(71.3)	642.6	19.4
Non-compete agreements	2.0	(0.8)	1.2	4.6
Total	$1,453.9	$(153.9)	$1,300.0
For the three and nine months ended September 30, 2015, amortization expense for acquired intangibles was $20.4 million and $60.5 million, respectively. For the three and nine months ended September 30, 2014, amortization expense for acquired intangibles was $20.9 million and $63.3 million, respectively.
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2015 and each of the succeeding four years is:

Remainder of 2015	$20.0
2016	$80.1
2017	$79.8
2018	$79.7
2019	$79.7
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs associated with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and nine months ended September 30, 2015, we recognized a benefit resulting from a change in estimate of $0.7 million and costs of $16.0 million, respectively. During the three and nine months ended September 30, 2014, we incurred restructuring costs of $0.9 million and $2.3 million, respectively. These amounts are recorded within selling, general and administrative expenses in the statements of operations. The payments associated with these actions are expected to be completed within 12 months from the balance sheet date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2014 to September 30, 2015:

Restructuring Rollforward	2015 Activity
Balance at December 31, 2014	$48.5
Expense Recorded	16.0
Payments Made	(28.7)
Foreign Currency Changes	(4.8)
Balance at September 30, 2015	$31.0

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee certain obligations under agreements with third parties. At September 30, 2015 and December 31, 2014, we directly guaranteed $1.9 million and $2.2 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at September 30, 2015 and December 31, 2014.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit (gain) cost for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit (gain) cost:
Net periodic benefit (gain) cost:
Service cost	$2.7	$3.8	$9.1	$12.3
Interest cost	3.9	6.1	13.1	18.0
Expected return on plan assets	(3.7)	(3.9)	(11.0)	(11.3)
Amortization of actuarial (gain) loss, net	0.2	—	0.7	(0.2)
Amortization of prior service credit, net	—	—	(0.1)	—
Curtailment gain	—	(6.6)	—	(6.6)
Net periodic benefit (gain) cost	$3.1	$(0.6)	$11.8	$12.2

	Other Long-Term Employee Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit gain:
Net periodic benefit gain:
Service cost	$—	$—	$—	$0.1
Interest cost	—	0.1	—	0.1
Amortization of prior service credit	(0.9)	(0.4)	(2.8)	(0.3)
Net periodic benefit gain	$(0.9)	$(0.3)	$(2.8)	$(0.1)
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
(7)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2015, we recognized $7.9 million and $22.1 million, respectively, in stock-based compensation expense. Included in the $22.1 million of stock compensation expense recorded during the nine months ended September 30, 2015 was $8.2 million of stock-based compensation expense attributable to the accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan"), as a result of the April 2015 Secondary Offerings which reduced Carlyle's interest in Axalta to below 50%, triggering a liquidity event (the "Liquidity Event") as defined in the 2013 Plan.
We recognized a tax benefit on stock-based compensation of $2.8 million and $6.6 million for the three and nine months ended September 30, 2015, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

During the three and nine months ended September 30, 2014, we recognized $2.3 million and $6.1 million, respectively, in stock-based compensation expense. We recognized a tax benefit of $0.9 million and $2.2 million for the three and nine months ended September 30, 2014, respectively.
Stock-based compensation expense is primarily allocated to cost of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations.
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
The terms of the awards may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans. Options granted under the 2013 Plan in 2013 and 2014 were assigned a 4.4 to 5 year vesting period; however, vesting was accelerated as a result of the Liquidity Event. In 2013, we granted approximately 16.3 million non-qualified, service-based stock options to certain employees and directors under the 2013 Plan, with strike prices of $5.92, $8.88 and $11.84 per share. During 2014, we granted approximately 1.6 million non-qualified, service-based stock options to certain employees and directors under the 2013 Plan with strike prices of $5.92, $7.21, $8.88 and $11.84 per share.
In 2015, we have granted 1.2 million non-qualified, service-based stock options to certain employees and directors under the 2014 Plan with strike prices between $25.34 and $34.80 per share. Options granted vest ratably over three years and have a life of no more than ten years. We also granted 0.9 million shares of restricted stock awards and 0.7 million restricted stock units at fair values between $25.34 and $34.80.
Stock Options
The Black-Scholes option pricing model is used to estimate fair values of the options as of the date of the grant. The weighted average fair value of options granted in 2015, 2014 and 2013 was $8.20, $1.92 and $1.38 per share, respectively. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2015 Grants	2014 Grants	2013 Grants
Expected Term	6.00 years	7.81 years	7.81 years
Volatility	22.22%	28.28%	28.61%
Dividend Yield	—	—	—
Discount Rate	1.79%	2.21%	2.13%
For the 2015 grants, the market value of the stock is the closing price of the stock on the date of grant. The market value of the stock for the 2014 grants was estimated using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately Held Company Equity Securities Issued as Compensation." For the 2013 grants, the market value of the stock was based upon the Acquisition transaction since our common shares were not publicly traded at the time of grant and there had been no significant changes in operations since the closing date of the transaction.
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
The expected term assumptions used for the 2015 grants were also determined using the simplified method and resulted in an expected term of 6.0 years.

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
The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option award activity as of and for the nine months ended September 30, 2015, is presented below:

	Awards/Units (millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2015	17.1	$9.38
Granted	1.2	$31.45
Exercised	(7.0)	$8.91
Forfeited	—	$—
Outstanding at September 30, 2015	11.3	$12.01
Vested and expected to vest at September 30, 2015	11.3	$12.01	$158.5	8.05
Exercisable at September 30, 2015	10.1	$9.70	$158.2	7.86
Cash received by the company upon the exercise of options for the nine months ended September 30, 2015 was $60.4 million. The expected tax benefits related to the exercises during the three and nine months ended September 30, 2015 are $15.1 million and $54.9 million, respectively. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At September 30, 2015, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.
At September 30, 2015, there was $7.5 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.6 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During the nine months ended September 30, 2015, we issued 1.7 million shares of restricted stock awards and restricted stock units with an average grant price of $32.29 per share. A portion of these awards vest ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods.
A summary of restricted stock and restricted stock unit award activity as of September 30, 2015 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2015	—	$—
Granted	1.7	$32.29
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2015	1.7	$32.29
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At September 30, 2015, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.
At September 30, 2015, there was $43.8 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 2.6 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.

(8)    RELATED PARTY TRANSACTIONS
Carlyle Group L.P. and its affiliates
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle, pursuant to which Carlyle Investment provides certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the three and nine months ended September 30, 2014, we recorded expense of $0.8 million and $2.4 million, respectively, related to this consulting agreement. During the three and nine months ended September 30, 2015, we recorded no expense as a result of the termination of the consulting agreement upon completion of the IPO in November 2014.
Service King Collision Repair
Service King Collision Repair, a portfolio company of Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the three months ended September 30, 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $4.0 million for the nine months ended September 30, 2014.
(9)    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Exchange losses, net	$23.7	$59.6	$90.2	$45.1
Management fees and expenses	—	0.8	—	2.4
Impairment of real estate investment	—	—	30.6	—
Other miscellaneous	(4.8)	1.8	(9.4)	17.6
Total	$18.9	$62.2	$111.4	$65.1
Our net exchange losses for the three and nine months ended September 30, 2015 and 2014 consist primarily of exchange remeasurement gains and losses related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary. These remeasurements of the intercompany transactions were partially offset by the remeasurement of our Euro borrowings. Net exchange losses also include the impacts of remeasurement losses related to the remeasurement of the net monetary assets of our Venezuelan subsidiary at June 30, 2015, as discussed in further detail below.
Other miscellaneous expense included a gain for the nine months ended September 30, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. Other miscellaneous expense included a loss of $12.3 million for the nine months ended September 30, 2014 resulting from the release of an indemnity receivable, which had been recorded in conjunction with our indemnity provisions from the Acquisition. There were also debt related costs recognized for $3.0 million and $6.1 million during the three and nine months ended September 30, 2014, respectively, included in other miscellaneous expense.
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
SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain U.S. dollars through SIMADI is through the supply and demand available within the Venezuelan financial institutions. We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism, including SIMADI. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars to the SIMADI rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We believed it was appropriate to move from using the SICAD I rate to using the SIMADI floating rate at this date based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at this rate. As of September 30, 2015, we continue to believe that SIMADI is the appropriate rate to use in the remeasurement of the monetary assets and liabilities our Venezuelan subsidiary.
In applying the September 30, 2015 SIMADI exchange rate of 198.5 Venezuelan bolivars to 1.0 U.S. dollar to the bolivar denominated monetary assets and liabilities of our Venezuelan subsidiary, we recorded exchange gains of $0.6 million and exchange losses of $52.6 million for the three and nine months ended September 30, 2015, respectively.
Venezuela Financial Results
As a result of moving from SICAD I to SIMADI at June 30, 2015 and the associated devaluation of our translation rates, we concluded an impairment indicator existed. In conjunction with the devaluation, we evaluated the carrying value of the long-lived assets of our Venezuelan subsidiary for impairment at June 30, 2015, including $19.7 million of our property plant and equipment, $58.7 million of definite-lived intangibles and $52.6 million of a real estate investment. Based on an analysis of estimated undiscounted future cash flows expected to result from the use of our productive long-lived assets with finite lives, we determined that their carrying values were recoverable at June 30, 2015 based on continued demand and price assumptions of our local operations. The price assumptions include anticipated increases in prices to recover increases in our cost of goods sold as a result of our change to the SIMADI exchange rate at June 30, 2015. These price increases are expected to continue and are intended to allow us to keep pace with the changes in exchange rates and inflation. We believe these price increases are feasible given our market share, customer base and historical success of implementing price increases in similar situations in the past. If our assumptions regarding continued demand and our ability to successfully implement and sustain price increases are inaccurate, there is risk that our productive long-lived assets may be impaired and there would be an unfavorable impact to our results of operations. At September 30, 2015, we believe that the demand and price assumptions used at June 30, 2015 continue to be reasonable and support our previous conclusions.
At June 30, 2015, we separately evaluated the carrying value of our real estate investment as it is not part of our core operational activities. Based on this evaluation, we concluded that the carrying value of the real estate investment of $52.6 million was no longer recoverable as a result of the current real estate market prices and movement of our translation rate from 12.0 Venezuelan bolivars to 1.0 U.S. dollar to 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We recorded an impairment to write down the carrying value of the asset to its fair value of $22.0 million, which is recorded within other assets. The impairment of $30.6 million was recorded within other expense, net for the nine months ended September 30, 2015. The method used to determine fair value of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms. At September 30, 2015, no triggering events were identified which resulted in a formal assessment of the fair value of our real estate investment.
At September 30, 2015 and December 31, 2014, our Venezuelan subsidiary had total assets of $140.3 million and $197.8 million, respectively, and total liabilities of $34.0 million and $57.0 million, respectively. At September 30, 2015 and December 31, 2014, total non-monetary assets, net, were $117.6 million and $149.6 million, respectively. For the nine months ended September 30, 2015, our Venezuelan operations represented $110.8 million of the Company's consolidated net sales.

(10)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Effective Tax Rate	45.2%	35.0%
The higher effective tax rate for the nine months ended September 30, 2015 was primarily due to the impact of currency exchange gains and losses, as well as the unfavorable tax impact associated with the non-deductible $30.6 million pre-tax impairment charge recorded in Venezuela. In addition, the company recorded $5.0 million in tax benefits during the three months ended September 30, 2015 which related to prior periods.  The Company concluded the error was not material to the current or previously reported periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income (loss) to common shareholders	$35.1	$(19.9)	$55.1	$29.6
Basic weighted average shares outstanding	235.9	229.5	232.7	229.2
Diluted weighted average shares outstanding	240.9	229.5	239.1	229.3
Earnings (loss) per Common Share:
Basic net income (loss) per share	$0.15	$(0.09)	$0.24	$0.13
Diluted net income (loss) per share	$0.15	$(0.09)	$0.23	$0.13
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2015 were 1.1 million and 0.6 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2014 were 17.2 million and 13.4 million, respectively.
(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2015	December 31, 2014
Accounts receivable—trade, net	$684.2	$638.3
Notes receivable	33.0	45.5
Other	116.1	136.6
Total	$833.3	$820.4
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $10.5 million and $9.9 million at September 30, 2015 and December 31, 2014, respectively. Bad debt expense, within selling, general, and administration expenses for the three and nine months ended September 30, 2015, was income of $0.2 million and expense of $3.3 million, respectively, and expense of $1.6 million and $3.8 million for the three and nine months ended September 30, 2014, respectively.

(13)    INVENTORIES

	September 30, 2015	December 31, 2014
Finished products	$309.0	$323.7
Semi-finished products	94.1	81.3
Raw materials and supplies	137.6	133.3
Total	$540.7	$538.3
Stores and supplies inventories of $21.3 million and $20.9 million at September 30, 2015 and December 31, 2014, respectively, were valued under the weighted average cost method.
(14) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $42.2 million and $127.9 million for the three and nine months ended September 30, 2015, respectively, and $44.0 million and $131.5 million for the three and nine months ended September 30, 2014, respectively.

	September 30, 2015	December 31, 2014
Property, plant and equipment	$1,812.4	$1,858.2
Accumulated depreciation	(437.8)	(344.1)
Property, plant, and equipment, net	$1,374.6	$1,514.1
(15)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2015	December 31, 2014
Dollar Term Loan	$2,148.3	$2,165.5
Euro Term Loan	437.2	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	279.5	305.3
Short-term and other borrowings	25.4	12.9
Unamortized original issue discount	(15.6)	(18.3)
Unamortized deferred financing costs, net	(71.3)	(82.1)
	$3,553.5	$3,614.3
Less:
Short term borrowings	$21.3	$12.2
Current portion of long-term borrowings	27.5	27.9
Long-term debt	$3,504.7	$3,574.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Senior Secured Credit Facilities, as amended
On February 3, 2014, (the "Amendment Effective Date") Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment" or the "Refinancing"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was and has continued to be less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through September 30, 2015.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are recorded as direct deductions of the associated debt obligations, with the exception of deferred financing costs related to the Revolving Credit Facility, which are classified within Other assets on the condensed consolidated balance sheets as the associated debt has been undrawn since inception, and are amortized as interest expense over the life of the Senior Secured Credit Facilities. At September 30, 2015 and December 31, 2014, the remaining unamortized balances related to deferred financing costs on the Senior Secured Credit Facilities were $55.8 million and $65.7 million, respectively.
Amortization expense related to deferred financing costs, net for the three and nine months ended September 30, 2015 were $3.4 million and $10.0 million, respectively. Amortization expense related to deferred financing costs, net for the three and nine months ended September 30, 2014 were $3.4 million and $10.1 million, respectively, exclusive of the $0.8 million write-off associated with the $100.0 million prepayment on our New Dollar Term Loan.
Amortization expense related to original issue discounts for the three and nine months ended September 30, 2015 were $0.9 million and $2.5 million, respectively. Amortization expense related to original issue discounts for the three and nine months ended September 30, 2014 were $0.9 million and $2.6 million, respectively, exclusive of the $2.2 million write-off associated with the $100.0 million prepayment on our New Dollar Term Loan.
At September 30, 2015 and December 31, 2014 there were no borrowings under the Revolving Credit Facility. At September 30, 2015 and December 31, 2014, letters of credit issued under the Revolving Credit Facility totaled $21.0 million and $15.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $379.0 million and $384.5 million at September 30, 2015 and December 31, 2014, respectively.
Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes" and, together with the Dollar Senior Notes, the "Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million are recorded as direct deductions of the associated debt obligations, and are amortized as interest expense over the life of the Senior Notes. At September 30, 2015 and December 31, 2014, the remaining unamortized balances were $22.3 million and $25.3 million, respectively. The expense related to the amortization of the deferred financing costs, net for the three and nine months ended September 30, 2015 were $1.0 million and $3.0 million, respectively. The expense related to the amortization of the deferred financing costs, net for the three and nine months ended September 30, 2014 were $1.0 million and $3.0 million, respectively.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million are recorded as direct deductions of the associated debt obligations and are amortized into interest expense over the life of the Euro Senior Notes. At September 30, 2015 and December 31, 2014, the remaining unamortized balances was $6.8 million and $7.7 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On or after February 1, 2016, we have the option to redeem all or part of the Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount):

Period	Euro Notes Percentage
2016	104.313%
2017	102.875%
2018	101.438%
2019 and thereafter	100.000%
Notwithstanding the foregoing, at any time and from time to time prior to February 1, 2016, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the Euro Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the Euro Senior Notes) at a redemption price of 105.750% plus accrued and unpaid interest, if any, to the redemption date.
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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million. At September 30, 2015 and December 31, 2014, the remaining unamortized balances were $15.5 million and $17.6 million, respectively.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2015.

Remainder of 2015	$10.6
2016	36.1
2017	29.6
2018	28.4
2019	27.7
Thereafter	3,498.8
$3,631.2
(16)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities was $4.2 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at September 30, 2015 were $789.4 million and $283.0 million, respectively. The fair values at December 31, 2014 were $795.0 million and $320.5 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the New Dollar Term Loan and the New Euro Term Loan at September 30, 2015 were $2,126.8 million and $433.9 million, respectively. The fair values at December 31, 2014 were $2,100.5 million and $478.0 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	September 30, 2015	December 31, 2014
Other assets:
Interest rate swaps	$—	$5.9
Total assets	$—	$5.9
Other liabilities:
Interest rate swaps	$6.0	$1.5
Total liabilities	$6.0	$1.5
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	September 30, 2015	December 31, 2014
Other assets:
Interest rate cap	$—	$0.1
Prepaid expenses and other:
Foreign currency contracts	1.6	—
Total assets	$1.6	$0.1
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
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2015 and 2014 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Interest rate contracts	$3.5	$(4.0)	Interest expense, net	$1.7	$1.7	Interest expense, net	$1.0	$(0.9)

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest rate contracts	$8.0	$1.0	Interest expense, net	$4.9	$4.9	Interest expense, net	$2.4	$(0.2)

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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2015	2014	2015	2014
Foreign currency forward contract	Other expense, net	$(4.4)	$(0.3)	$(6.3)	$1.6
Interest rate cap	Interest expense, net	0.1	0.2	—	3.3
		$(4.3)	$(0.1)	$(6.3)	$4.9
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
Our business serves four end-markets globally as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Performance Coatings
Refinish	$426.9	$478.1	$1,280.2	$1,384.4
Industrial	173.7	185.4	516.4	560.2
Total Net sales Performance Coatings	600.6	663.5	1,796.6	1,944.6
Transportation Coatings
Light Vehicle	303.7	342.5	984.1	1,045.5
Commercial Vehicle	96.0	102.9	302.9	292.8
Total Net sales Transportation Coatings	399.7	445.4	1,287.0	1,338.3
Total Net sales	$1,000.3	$1,108.9	$3,083.6	$3,282.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended September 30,
	2015			2014
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$600.6	$399.7	$1,000.3	$663.5	$445.4	$1,108.9
Equity in earnings in unconsolidated affiliates	0.1	—	0.1	0.4	0.1	0.5
Adjusted EBITDA (2)	139.0	77.9	216.9	148.5	79.5	228.0
Investment in unconsolidated affiliates	5.5	6.8	12.3	8.3	7.6	15.9

	Nine Months Ended September 30,
	2015			2014
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,796.6	$1,287.0	$3,083.6	$1,944.6	$1,338.3	$3,282.9
Equity in earnings in unconsolidated affiliates	0.4	0.5	0.9	0.9	0.4	1.3
Adjusted EBITDA (2)	408.2	246.2	654.4	409.7	226.1	635.8
Investment in unconsolidated affiliates	5.5	6.8	12.3	8.3	7.6	15.9

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$54.2	$(10.8)	$107.3	$52.0
Interest expense, net	50.8	52.6	150.0	166.5
Depreciation and amortization	75.4	76.2	225.5	229.1
EBITDA	180.4	118.0	482.8	447.6
Inventory step-up (a)	0.5	—	1.0	—
Financing fees and debt extinguishment (b)	—	3.0	—	6.1
Foreign exchange remeasurement losses, net (c)	23.7	59.6	90.2	45.1
Long-term employee benefit plan adjustments (d)	(0.5)	(4.7)	(0.1)	(0.2)
Termination benefits and other employee related costs (e)	0.8	3.2	19.3	9.1
Consulting and advisory fees (f)	7.2	8.8	17.1	29.5
Transition related costs (g)	—	33.5	—	81.0
Offering related costs (h)	1.4	3.2	3.1	3.2
Other adjustments (i)	3.7	2.6	14.8	13.6
Dividends in respect of noncontrolling interest (j)	(0.3)	—	(4.4)	(1.6)
Management fee expense (k)	—	0.8	—	2.4
Asset impairment (l)	—	—	30.6	—
Adjusted EBITDA	$216.9	$228.0	$654.4	$635.8

(a)
During the nine months ended September 30, 2015, we recorded non-cash fair value inventory adjustments associated with our acquisitions. These amounts increased cost of goods sold by $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

(b)
In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the nine months ended September 30, 2014. At September 30, 2014, we prepaid $100.0 million of the outstanding New Dollar Term Loan and recorded a pre-tax loss on extinguishment of $3.0 million.

(c)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(d)
Eliminates the non-service cost components of long-term employee benefit costs. Additionally, we deducted a pension curtailment gain of $6.6 million recorded during the three and nine months ended September 30, 2014.

(e)
Represents expenses primarily related to employee termination benefits and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(f)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services. Amounts incurred for the three and nine months ended September 30, 2015 primarily relate to our Axalta Way cost savings initiatives. Amounts incurred for the three and nine months ended September 30, 2014 relate to our transition from DuPont to a standalone entity.

(g)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(h)	Represents costs associated with the offering of our common shares in the Carlyle Offerings.

(i)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the nine months ended September 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

(j)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(k)
Pursuant to Axalta’s management agreement with Carlyle Investment for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO in November 2014.

(l)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million during the nine months ended September 30, 2015. See Note 9 for more information.

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2015 and 2014, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	55.1	3.7	58.8
Other comprehensive loss, net of tax	(152.6)	(2.3)	(154.9)
Exercise of stock options	66.4	—	66.4
Recognition of stock-based compensation	22.1	—	22.1
Noncontrolling interests of acquired subsidiaries	—	4.3	4.3
Dividends declared to noncontrolling interests	—	(4.4)	(4.4)
Balance September 30, 2015	$1,035.7	$68.6	$1,104.3

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2014	$1,142.9	$68.9	$1,211.8
Net income	29.6	4.2	33.8
Other comprehensive loss, net of tax	(34.2)	(2.2)	(36.4)
Exercise of stock options	3.0	—	3.0
Recognition of stock-based compensation	6.1	—	6.1
Issuances of common stock	2.3	—	2.3
Noncontrolling interests of acquired subsidiaries	(2.5)	(3.9)	(6.4)
Dividends declared to noncontrolling interests	—	(1.6)	(1.6)
Balance September 30, 2014	$1,147.2	$65.4	$1,212.6
(20)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Loss on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(144.4)	(1.6)	—	(2.1)	(148.1)
Reclassifications from AOCI to Net income	—	(1.3)	—	(3.2)	(4.5)
Net Change	(144.4)	(2.9)	—	(5.3)	(152.6)
September 30, 2015	$(216.5)	$(34.1)	$(0.2)	$(5.1)	$(255.9)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax benefit related to the changes in pension and other long-term employee benefits for the nine months ended September 30, 2015 was $1.8 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at September 30, 2015 was $15.2 million. The income tax benefit related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2015 was $2.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2015 was $2.6 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
Current year deferrals to AOCI	(36.1)	1.8	0.8	2.5	(31.0)
Reclassifications from AOCI to Net income	—	(0.1)	—	(3.1)	(3.2)
Net Change	(36.1)	1.7	0.8	(0.6)	(34.2)
September 30, 2014	$(11.8)	$9.2	$(0.1)	$2.5	$(0.2)
Included within current year deferrals to accumulated other comprehensive income for the nine months ended September 30, 2014 was $11.3 million of curtailment gains related to an amendment to one of our pension plans.
The income tax impact related to the changes in pension and other long-term employee benefits for the nine months ended September 30, 2014 was expense of $0.1 million. The cumulative income tax expense related to the adjustment for pension and other long-term employee benefits at September 30, 2014 was $3.6 million. The income tax expense related to the change in the unrealized gain on derivatives for the nine months ended September 30, 2014 was $0.4 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at September 30, 2014 was $1.5 million.
(21)    SUBSEQUENT EVENTS
In October 2015, we voluntarily repaid $100.0 million of the outstanding New Dollar Term Loan. As a result of the prepayment, we will record a pre-tax loss on extinguishment of approximately $2.5 million.

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
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	our inability to successfully execute on our growth and cost savings strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures' ability to operate according to our business strategy;

•	our joint venture partners' failure to fulfill their obligations;

•	our ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to significantly influence our decisions;

•	other factors disclosed in this Quarterly Report on Form 10-Q; and

•	other factors beyond our control.
You should not interpret these cautionary statements to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a nearly 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 35 manufacturing facilities, 7 technology centers, 45 customer training centers and approximately 12,800 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally based distributors.
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
In November 2014, we priced our initial public offering (the "Offering", or the "IPO"), in which certain selling shareholders affiliated with Carlyle sold 57,500,000 common shares at a price of $19.50 per share.
In April 2015, we completed a secondary offering (the "Secondary Offering") in which Carlyle sold an aggregate of 46,000,000 common shares at a price of $28.00 per share. In addition, Carlyle also sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. (together with the Secondary Offering, the "April 2015 Secondary Offerings") for $28.00 per share. Following these sales, Carlyle ceased to control a majority of our common shares.
In August 2015, we completed a secondary offering (together with the IPO and the April 2015 Secondary Offerings, the "Carlyle Offerings") in which Carlyle sold an aggregate of 34,500,000 common shares at a public offering price of $29.75 per share.

We did not receive any proceeds from the sale of common shares in any of the Carlyle Offerings.
BUSINESS HIGHLIGHTS AND TRENDS
From 2012 to 2014, we managed the transition of ownership and operational separation resulting from the planned divestiture of our business by DuPont and ultimately the Acquisition, including significant changes to our senior leadership team. During this time period, our Adjusted EBITDA grew at a 21% compound annual growth rate ("CAGR") primarily as the result of several strategic initiatives focused on margin improvement. In addition to regular price increases in our refinish end-market, these initiatives included selective price increases in other end-markets, reducing sales with lower margin customers and productivity improvements, which collectively drove Adjusted EBITDA growth in both of our segments.
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
Our net sales decreased approximately 6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a decline of approximately 12% from unfavorable currency translation. Excluding the impact of currency translation, our net sales increased approximately 6% as a result of an increase in sales volumes in all regions and increases in average selling prices primarily in Latin America. The following trends have impacted our segment and end-market sales performance for the nine months ended September 30, 2015:

•
Performance Coatings: Net sales excluding currency translation increased approximately 5% driven by increases in average selling price within our refinish end-market, particularly in Latin America, and increased volumes in both our refinish and industrial end-markets.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 6% driven primarily by volume growth in both our light vehicle and commercial vehicle end-markets from new business wins and increased vehicle builds, particularly in North America and Asia Pacific.

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
Our business serves four end-markets globally as follows:

(In millions)	Three Months Ended September 30,		2015 vs 2014	Nine Months Ended September 30,		2015 vs 2014
	2015	2014	% change	2015	2014	% change
Performance Coatings
Refinish	$426.9	$478.1	(10.7)%	$1,280.2	$1,384.4	(7.5)%
Industrial	173.7	185.4	(6.3)%	516.4	560.2	(7.8)%
Total Net sales Performance Coatings	600.6	663.5	(9.5)%	1,796.6	1,944.6	(7.6)%
Transportation Coatings
Light Vehicle	303.7	342.5	(11.3)%	984.1	1,045.5	(5.9)%
Commercial Vehicle	96.0	102.9	(6.7)%	302.9	292.8	3.4%
Total Net sales Transportation Coatings	399.7	445.4	(10.3)%	1,287.0	1,338.3	(3.8)%
Total Net sales	$1,000.3	$1,108.9	(9.8)%	$3,083.6	$3,282.9	(6.1)%

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
Net sales
We generate revenue from the sale of our products across all major geographic areas. Our net sales include total sales less estimates for returns and price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives. Our overall net sales are generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our end-markets, either worldwide or in particular geographies in which we operate;

•	the type of products used within existing customer applications, or the development of new applications requiring products similar to ours;

•	changes in product sales prices (including volume discounts and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including price competition and the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in foreign currency exchange rates.
While the factors described above impact net sales in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Other revenue
Other revenue consists primarily of consulting and other service revenue as well as royalty income.
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

The following table reconciles the net income (loss) to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income (loss)	$36.4	$(18.3)	$58.8	$33.8
Interest expense, net	50.8	52.6	150.0	166.5
Provision (benefit) for income taxes	17.8	7.5	48.5	18.2
Depreciation and amortization	75.4	76.2	225.5	229.1
EBITDA	180.4	118.0	482.8	447.6
Inventory step-up (a)	0.5	—	1.0	—
Financing fees and debt extinguishment (b)	—	3.0	—	6.1
Foreign exchange remeasurement losses, net (c)	23.7	59.6	90.2	45.1
Long-term employee benefit plan adjustments (d)	(0.5)	(4.7)	(0.1)	(0.2)
Termination benefits and other employee related costs (e)	0.8	3.2	19.3	9.1
Consulting and advisory fees (f)	7.2	8.8	17.1	29.5
Transition related costs (g)	—	33.5	—	81.0
Offering related costs (h)	1.4	3.2	3.1	3.2
Other adjustments (i)	3.7	2.6	14.8	13.6
Dividends in respect of noncontrolling interest (j)	(0.3)	—	(4.4)	(1.6)
Management fee expense (k)	—	0.8	—	2.4
Asset impairment (l)	—	—	30.6	—
Adjusted EBITDA	$216.9	$228.0	$654.4	$635.8

(a)
During the nine months ended September 30, 2015, we recorded non-cash fair value inventory adjustments associated with our acquisitions. These adjustments increased cost of goods sold by $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

(b)
In connection with an amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs during the nine months ended September 30, 2014. At September 30, 2014, we prepaid $100.0 million of the outstanding New Dollar Term Loan and recorded a pre-tax loss on extinguishment of $3.0 million.

(c)	Eliminates foreign currency exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(d)
Eliminates the non-service cost components of long-term employee benefit costs. Additionally, we deducted a pension curtailment gain of $6.6 million recorded during the three and nine months ended September 30, 2014.

(e)
Represents expenses primarily related to employee termination benefits and other employee-related costs. Termination benefits include the costs associated with our headcount initiatives associated with cost saving opportunities that were related to our transition to a standalone entity and our Axalta Way cost savings initiatives in 2015.

(f)
Represents fees paid to consultants, advisors, and other third-party professional organizations for professional services. Amounts incurred for the three and nine months ended September 30, 2015 primarily relate to our Axalta Way cost savings initiatives. Amounts incurred for the three and nine months ended September 30, 2014 relate to our transition from DuPont to a standalone entity.

(g)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(h)	Represents costs associated with the offering of our common shares in the Carlyle Offerings.

(i)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the nine months ended September 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, stock-based compensation, equity investee dividends, indemnity losses associated with the Acquisition, and loss (gain) on sale and disposal of property, plant and equipment.

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

(l)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million during the nine months ended September 30, 2015. See Note 9 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(In millions)	2015	2014
Net sales	$1,000.3	$1,108.9
Other revenue	4.8	6.9
Total revenue	1,005.1	1,115.8
Cost of goods sold	628.6	728.1
Selling, general and administrative expenses	219.2	249.4
Research and development expenses	13.0	13.4
Amortization of acquired intangibles	20.4	20.9
Income from operations	123.9	104.0
Interest expense, net	50.8	52.6
Other expense, net	18.9	62.2
Income (loss) before income taxes	54.2	(10.8)
Provision for income taxes	17.8	7.5
Net income (loss)	36.4	(18.3)
Less: Net income attributable to noncontrolling interests	1.3	1.6
Net income (loss) attributable to controlling interests	$35.1	$(19.9)
Net sales
Net sales decreased $108.6 million, or 9.8%, to $1,000.3 million for the three months ended September 30, 2015, as compared to net sales of $1,108.9 million for the three months ended September 30, 2014. Our net sales decrease in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to unfavorable impacts of currency translation, which reduced net sales by 12.9% due to the impact of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes primarily within the Performance Coatings segment wherein all regions contributed to the growth, which contributed to net sales growth of 2.1%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 1.0% compared to the three months ended September 30, 2014.
Other revenue
Other revenue decreased $2.1 million, or 30.4%, to $4.8 million for the three months ended September 30, 2015, as compared to $6.9 million for the three months ended September 30, 2014. This decrease in other revenue was primarily related to the impacts of weakening currencies against the U.S. dollar, which caused a decrease of $1.1 million, or 15.8%, as well as a decrease in royalty revenues.
Cost of sales
Cost of sales decreased $99.5 million, or 13.7%, to $628.6 million for the three months ended September 30, 2015 compared to $728.1 million for the three months ended September 30, 2014. The decrease for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted primarily from the 9.8% decrease associated with currency exchange due to the impact of the weakening Euro and certain currencies within Latin America and Asia. The decrease from currency translation was slightly offset by higher volumes of 2.1% as well as an increase in stock-based compensation of $2.2 million during the three months ended September 30, 2015. Cost of sales as a percentage of net sales decreased from 65.7% for the three months ended September 30, 2014 to 62.8% for the three months ended September 30, 2015 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $30.2 million, or 12.1%, to $219.2 million for the three months ended September 30, 2015 compared to $249.4 million for the three months ended September 30, 2014. Selling, general and administrative expenses for the three months ended September 30, 2015 included $9.4 million of costs related to our 2015 cost savings initiatives as compared to $32.2 million of costs for the three months ended September 30, 2014 associated with our transition related activities and cost saving initiatives, resulting in a decrease of $22.8 million over the comparable period.  In addition, favorable impacts of currency exchange during the three months ended September 30, 2015 contributed to an 11.6% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was the absence of a benefit plan curtailment gain of $6.6 million during the three months ended September 30, 2014. Further offsetting the decrease was an increase in spending associated with increased volumes as well as an increase in stock-based compensation of $3.7 million during the three months ended September 30, 2015.
Research and development expenses
Research and development expenses decreased $0.4 million, or 3.0%, to $13.0 million for the three months ended September 30, 2015 compared to $13.4 million for the three months ended September 30, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $0.5 million, or 2.4%, to $20.4 million for the three months ended September 30, 2015 compared to $20.9 million for the three months ended September 30, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $1.8 million, or 3.4%, to $50.8 million for the three months ended September 30, 2015 compared to $52.6 million for the three months ended September 30, 2014. The decrease was primarily driven by the $100.0 million prepayment on our New Dollar Term Loan made on September 30, 2014, which did not benefit the three months ended September 30, 2014. Further contributing to the net decrease for the three months ended September 30, 2015 was the impact of the weakening Euro against the U.S. dollar on our Euro borrowings.
Other expense, net
Other expense, net decreased $43.3 million, or 69.6%, to $18.9 million for the three months ended September 30, 2015 compared to $62.2 million for the three months ended September 30, 2014. Within other expense, net, exchange losses were $23.7 million during the three months ended September 30, 2015 as compared to $59.6 million for the three months ended September 30, 2014, resulting in a decrease in expense of $35.9 million.
The decrease in net exchange losses for the three months ended September 30, 2015 resulted from a decrease in gains of $54.7 million on our Euro borrowings to $1.5 million during the three months ended September 30, 2015 from $56.2 million in gains for the three months ended September 30, 2014. Further contributing to the change was the devaluation of the Venezuelan bolivar during the three months ended September 30, 2014, which resulted in gains of $6.8 million, which were absent in the comparable three months ended September 30, 2015. These changes were partially offset by a decrease in exchange losses related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary from $25.2 million for the three months ended September 30, 2015 compared to $122.6 million during the three months ended September 30, 2014.
Further contributing to the decrease was a $3.0 million loss on debt extinguishment recognized during the three months ended September 30, 2014, as well as a $4.5 million gain on derivative instruments associated with our foreign currency contracts during the three months ended September 30, 2015 as compared to $0.3 million in gains during the three months ended September 30, 2014.
Provision for income taxes
We recorded a provision for income taxes of $17.8 million for the three months ended September 30, 2015, which represents a 32.8% effective tax rate in relation to the income before income taxes of $54.2 million. The effective tax rate for the three months ended September 30, 2015 differs from the U.S. Federal statutory rate by 2.2%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments related to earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $3.3 million. These adjustments were offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.2 million.

We recorded a provision for income taxes of $7.5 million for the three months ended September 30, 2014, which represents a 69.4% negative effective tax rate in relation to the loss before income taxes of $10.8 million. The effective tax rate for the three months ended September 30, 2014 differs from the U.S. Federal statutory rate by 104.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments of $11.0 million related to currency exchange gains that were not taxable and $4.4 million related to earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate. These adjustments were offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $13.2 million and the impact of nondeductible expenses and withholding tax expense totaling $11.9 million.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The following table was derived from the interim unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(In millions)	2015	2014
Net sales	$3,083.6	$3,282.9
Other revenue	20.1	21.6
Total revenue	3,103.7	3,304.5
Cost of goods sold	1,958.1	2,174.1
Selling, general and administrative expenses	677.7	746.7
Research and development expenses	38.7	36.8
Amortization of acquired intangibles	60.5	63.3
Income from operations	368.7	283.6
Interest expense, net	150.0	166.5
Other expense, net	111.4	65.1
Income before income taxes	107.3	52.0
Provision for income taxes	48.5	18.2
Net income	58.8	33.8
Less: Net income attributable to noncontrolling interests	3.7	4.2
Net income attributable to controlling interests	$55.1	$29.6
Net sales
Net sales decreased $199.3 million, or 6.1%, to $3,083.6 million for the nine months ended September 30, 2015, as compared to net sales of $3,282.9 million for the nine months ended September 30, 2014. Our net sales decrease for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to unfavorable impacts of currency translation, which reduced net sales by 11.6% due to the impact of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes across all regions and segments, which contributed to net sales growth of 3.9%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 1.6% compared to the nine months ended September 30, 2014.
Other revenue
Other revenue decreased $1.5 million, or 6.9%, to $20.1 million for the nine months ended September 30, 2015, as compared to $21.6 million for the nine months ended September 30, 2014. The decrease primarily related to the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, which caused a 15.0% decrease.
Cost of sales
Cost of sales decreased $216.0 million, or 9.9%, to $1,958.1 million for the nine months ended September 30, 2015 compared to $2,174.1 million for the nine months ended September 30, 2014. The decrease for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from a 9.8% decrease associated with currency exchange due to the impact of the weakening Euro and certain currencies within Latin America and Asia. The decrease from currency translation was slightly offset by higher volumes of 3.9%, as well as the impacts of stock-based compensation resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan. Cost of sales as a percentage of net sales decreased from 66.2% for the nine months ended September 30, 2014 to 63.5% for the nine months ended September 30, 2015 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $69.0 million, or 9.2%, to $677.7 million for the nine months ended September 30, 2015 compared to $746.7 million for the nine months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 included $39.5 million of costs related to our 2015 cost savings initiatives as compared to $89.0 million of costs for the nine months ended September 30, 2014 associated with our transition related activities and cost saving initiatives, resulting in a decrease of $49.5 million over the comparable period. In addition, favorable impacts of currency exchange during the nine months ended September 30, 2015 contributed to a 10.8% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase in selling expense associated with increased volumes as well as an increase of $10.3 million in stock-based compensation for the nine months ended September 30, 2015, resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan. Further offsetting the decrease during the nine months ended September 30, 2014 were the absence of $14.3 million in gains for the amendments of benefit plans, as well as an increase in spend in 2015 as we focused on opportunities to expand our market presence.
Research and development expenses
Research and development expenses increased $1.9 million, or 5.2%, to $38.7 million for the nine months ended September 30, 2015 compared to $36.8 million for the nine months ended September 30, 2014. This increase was a result of additional spend as we focus on developing new and existing products in the market. These increases in spend were partially offset by the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $2.8 million, or 4.4%, to $60.5 million for the nine months ended September 30, 2015 compared to $63.3 million for the nine months ended September 30, 2014. This decrease was a result of the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $16.5 million, or 9.9%, to $150.0 million for the nine months ended September 30, 2015 compared to $166.5 million for the nine months ended September 30, 2014. Interest expense, net for the nine months ended September 30, 2015 reflects a full nine months of interest costs after the refinancing of our Term Loans in February of 2014. Interest expense, net for the nine months ended September 30, 2014 reflects one month of interest expense associated with our original debt financing for the Acquisition and eight months of interest expense based on the refinancing of our Term Loans. Additionally, the nine months ended September 30, 2015 included the impact of the 25 basis point step-down in interest rates in August 2014 on our Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014 and 2015, including the $100.0 million prepayment on our New Dollar Term Loan made on September 30, 2014. Further contributing to the net decrease for the nine months ended September 30, 2015 was the impact of the weakening Euro against the U.S. dollar on our Euro borrowings.
Other expense, net
Other expense, net increased $46.3 million, or 71.1%, to $111.4 million for the nine months ended September 30, 2015 compared to $65.1 million for the nine months ended September 30, 2014. Within other expense, net, exchange losses were $90.2 million during the nine months ended September 30, 2015 as compared to exchange losses of $45.1 million for the nine months ended September 30, 2014, resulting in an increase in expense of $45.1 million.
The primary driver of the exchange losses for the nine months ended September 30, 2015 was the $53.2 million loss resulting from the revaluation of our Venezuelan subsidiary's net monetary assets at the June 30, 2015 SIMADI currency exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we determined that using the SIMADI exchange rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar, rather than the previously used SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar, was the most appropriate exchange rate based on the culmination of the relevant facts and circumstances, including the expectation that future dividend remittances would be made at this rate. This exchange loss for the nine months ended September 30, 2015 is compared to the $19.0 million gain recognized for the nine months ended September 30, 2014 resulting from the revaluation of the Venezuelan subsidiary's net monetary liabilities resulting from the change in exchange rate from the official CENCOEX rate of 6.3 Venezuelan bolivars to 1.0 U.S. dollar to the SICAD I rate of 11.7 Venezuelan bolivars to 1.0 U.S. dollar in September 2014. The change over comparable periods resulting from the revaluations was an increase in exchange losses, net of $72.2 million.

Further contributing to the increase in net exchange losses was a decrease in gains of $1.7 million on our Euro borrowings to $66.3 million during the nine months ended September 30, 2015 from $68.0 million in gains for the nine months ended September 30, 2014. These changes were partially offset by a decrease in exchange losses related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary from $103.3 million for the nine months ended September 30, 2015 compared to $132.1 million for the nine months ended September 30, 2014.
Further contributing to the change was the impairment charge recorded during the nine months ended September 30, 2015 of $30.6 million resulting from our evaluation of the carrying value associated with our real estate investment in Venezuela.
Offsetting the decreases over the comparable period was the release of an indemnity receivable in 2014 that had initially been recorded in conjunction with our tax indemnities from the Acquisition. This resulted in a $13.4 million loss, primarily relating to an uncertain tax position that was reversed during the nine months ended September 30, 2014, compared to the $4.5 million loss for the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2014 we recognized debt modification fees and losses on extinguishment of debt for $3.1 million and $3.0 million, respectively. The debt modification fees of $3.1 million resulted from the Refinancing of our Senior Secured Credit Facilities in February 2014, whereas the $3.0 million loss on extinguishment of debt resulted from the write off of unamortized deferred financing costs and original issue discounts associated with the pay-down of $100.0 million of principal on the New Dollar Term Loan.
Further offsetting the increase, during the nine months ended September 30, 2015, we entered into an agreement with one of our joint venture partners to acquire a controlling interest in an investment previously accounted for as an equity method investment. As a result of the acquisition of a controlling interest in the investment, we recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date, resulting in a net decrease in other expense compared to the nine months ended September 30, 2014. The increases were also offset by $6.3 million in gains on derivative instruments associated with our foreign currency contracts during the nine months ended September 30, 2015 as compared to $1.7 million in loss during the nine months ended September 30, 2014, resulting in an $8.0 million decrease.
Provision for income taxes
We recorded a provision for income taxes of $48.5 million for the nine months ended September 30, 2015, which represents a 45.2% effective tax rate in relation to the income before income taxes of $107.3 million. The effective tax rate for the nine months ended September 30, 2015 differs from the U.S. Federal statutory rate by 10.2%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $11.4 million and $10.1 million related to currency exchange losses. These adjustments were offset by the pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was nondeductible, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.3 million, and the impact of nondeductible expenses and interest of $5.8 million and $7.1 million, respectively.
We recorded a provision for income taxes of $18.2 million for the nine months ended September 30, 2014, which represents a 35.0% effective tax rate in relation to the income before income taxes of $52.0 million. While the effective tax rate for the nine months ended September 30, 2014 did not differ from the U.S. federal statutory rate of 35%, the rate was favorably and unfavorably impacted for various items. We recorded favorable adjustments related to prior year tax positions of $21.1 million, earnings in jurisdictions where the statutory tax rate was lower than the U.S. federal statutory rate of $12.4 million, and currency exchange gains that were nontaxable of $14.9 million. These adjustments were offset by pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $12.4 million and the impact of nondeductible expenses and withholding tax expense of $31.0 million.

SEGMENT RESULTS
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,
(In millions)	2015	2014
Net Sales
Performance Coatings	$600.6	$663.5
Transportation Coatings	399.7	445.4
Total	$1,000.3	$1,108.9
Segment Adjusted EBITDA
Performance Coatings	$139.0	$148.5
Transportation Coatings	77.9	79.5
Total	$216.9	$228.0
Performance Coatings Segment
Net sales decreased $62.9 million, or 9.5%, to $600.6 million for the three months ended September 30, 2015 compared to net sales of $663.5 million for the three months ended September 30, 2014. The decrease in net sales in the three months ended September 30, 2015 was primarily a result of unfavorable impacts of currency exchange, which contributed to an approximately 14.6% reduction in net sales. Currency exchange was impacted by the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decrease was partially offset by increases in volumes across all regions, which contributed to net sales growth of 3.4%, compared to the three months ended September 30, 2014. Further offsetting this decrease was an increase in average selling prices, primarily in Latin America, which contributed to net sales growth of 1.7%.
Adjusted EBITDA decreased $9.5 million, or 6.4%, to $139.0 million for the three months ended September 30, 2015 compared to Adjusted EBITDA of $148.5 million for the three months ended September 30, 2014. The decrease in Adjusted EBITDA for the three months ended September 30, 2015 was driven by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This decrease was offset by increases driven by higher volumes and lower variable costs, which were partially offset by increased investments in initiatives associated with support of our volume growth within the industrial and refinish end-markets. Further offsetting the decrease was higher average selling prices across all regions within refinish end-market.
Transportation Coatings Segment
Net sales decreased $45.7 million, or 10.3%, to $399.7 million for the three months ended September 30, 2015 compared to net sales of $445.4 million for the three months ended September 30, 2014. The decrease in net sales for the three months ended September 30, 2015 was driven by unfavorable impacts of currency exchange, which contributed to an approximately 10.5% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by increases in volume and higher average selling prices.
Adjusted EBITDA decreased $1.6 million, or 2.0%, to $77.9 million for the three months ended September 30, 2015 compared to Adjusted EBITDA of $79.5 million for the three months ended September 30, 2014. The decrease in Adjusted EBITDA for the three months ended September 30, 2015 was driven by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This decrease was offset by increases driven by higher volumes and lower variable costs, which were partially offset by increased investments in initiatives associated with support of our volume growth within the light vehicle and commercial vehicle end-markets.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Nine Months Ended September 30,
(In millions)	2015	2014
Net Sales
Performance Coatings	$1,796.6	$1,944.6
Transportation Coatings	1,287.0	1,338.3
Total	$3,083.6	$3,282.9
Segment Adjusted EBITDA
Performance Coatings	$408.2	$409.7
Transportation Coatings	246.2	226.1
Total	$654.4	$635.8
Performance Coatings Segment
Net sales decreased $148.0 million, or 7.6%, to $1,796.6 million for the nine months ended September 30, 2015 compared to net sales of $1,944.6 million for the nine months ended September 30, 2014. The decrease in net sales for the nine months ended September 30, 2015 was a result of unfavorable impacts of currency exchange, which contributed to an approximately 13.0% reduction in net sales. Currency exchange was impacted by the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by increases in average selling price, primarily through Latin America's refinish business, which contributed to an increase of 2.9%. Further offsetting this decrease was an increase in volume across all regions, which contributed to a net sales increase of 2.5%.
Adjusted EBITDA decreased $1.5 million, or 0.4%, to $408.2 million for the nine months ended September 30, 2015 compared to Adjusted EBITDA of $409.7 million for the nine months ended September 30, 2014. The decrease in Adjusted EBITDA for the nine months ended September 30, 2015 was driven by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This decrease was partially offset by higher average selling prices primarily within the Latin America refinish end-market. Further offsetting the decrease were increases driven by higher volumes and lower variable costs, which were partially offset by increased investments in initiatives associated with support of our volume growth within the industrial end-market. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $3.1 million for the nine months ended September 30, 2015 as compared to $0.0 million for the nine months ended September 30, 2014.
Transportation Coatings Segment
Net sales decreased $51.3 million, or 3.8%, to $1,287.0 million for the nine months ended September 30, 2015 compared to net sales of $1,338.3 million for the nine months ended September 30, 2014. The decrease in net sales for the nine months ended September 30, 2015 was primarily driven by unfavorable impacts of currency exchange, which contributed to an approximately 9.6% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Further contributing to the decline in net sales was a decrease in average selling prices in Asia, North America and Europe, slightly offset by increases in average selling price in Latin America for an overall decrease in net sales of 0.2%. The decrease in net sales was partially offset by volume increases across all regions, which contributed to a net sales increase of 6.0%.
Adjusted EBITDA increased $20.1 million, or 8.9%, to $246.2 million for the nine months ended September 30, 2015 compared to Adjusted EBITDA of $226.1 million for the nine months ended September 30, 2014. The increase in Adjusted EBITDA for the nine months ended September 30, 2015 was driven by higher volumes and lower variable costs, which were partially offset by increased investments in initiatives associated with support of our volume growth within the light vehicle and commercial vehicle end-markets. This increase was partially offset by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2015, availability under the Revolving Credit Facility was $379.0 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $21.0 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At September 30, 2015, we also had $1.9 million in outstanding borrowings under other lines of credit.
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
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 2.1% and 5.5% of the consolidated cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities:
Net income	$58.8	$33.8
Depreciation and amortization	225.5	229.1
Deferred income taxes	(1.1)	(15.9)
Unrealized loss on derivatives	2.5	3.1
Amortization of financing costs and original issue discount	15.5	15.7
Foreign exchange losses, net	90.2	46.7
Asset impairment	30.6	—
Other non-cash items	24.8	(13.8)
Net income adjusted for non-cash items	446.8	298.7
Changes in operating assets and liabilities	(283.0)	(239.3)
Operating activities	163.8	59.4
Investing activities	(111.1)	(149.0)
Financing activities	30.1	(120.5)
Effect of exchange rate changes on cash	(53.3)	(15.9)
Net increase (decrease) in cash and cash equivalents	$29.5	$(226.0)
Nine months ended September 30, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $163.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $446.8 million. This was partially offset by net increases in working capital of $283.0 million. The most significant drivers in working capital were increases in accounts receivables, inventory and other assets of $213.6 million due to the seasonal timing of sales during the nine months ended September 30, 2015 and increased inventory builds to support ongoing operational demands. Cash flows associated with other accrued liabilities of $41.5 million related to payments of normal operating activities, semi-annual interest payments associated with our Senior Notes, as well as restructuring costs and transition-related costs incurred during 2014.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $111.1 million. This use was substantially driven by purchases of property, plant and equipment of $93.8 million and acquisitions of $19.9 million (net of cash received), partially offset by a decrease of $1.7 million in restricted cash.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 was $30.1 million. The change was substantially driven by cash received from stock options exercised of $60.4 million, the recognition of a tax windfall benefit of $7.4 million due to stock options exercised within the quarter, and by proceeds received from short-term borrowings during the period of $3.0 million. These are offset by repayments of short-term borrowings and Term Loans of $15.6 million and $20.5 million, respectively, as well as dividends paid to noncontrolling interests of $4.4 million for the nine months ended September 30, 2015.
Other Impacts on Cash
Exchange impacts on cash for the nine months ended September 30, 2015 were $53.3 million primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary which contributed $37.4 million.
Nine months ended September 30, 2014
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $59.4 million for the nine months ended September 30, 2014. Net income before deducting depreciation, amortization and other non-cash items generated cash of $298.7 million. This was substantially offset by net increases in working capital of $239.3 million. The most significant drivers in working capital were increases in receivables and inventory of $109.7 million and $50.6 million respectively, due primarily to increased sales compared to seasonally lower sales in the month of December and inventory builds in anticipation of certain information technology transitions and to support ongoing operational demands compared to December 2013, as well as, reductions of other accrued liabilities of $74.2 million primarily related to annual compensation payments, nonrecurring transition costs and semi-annual interest payments associated with our Senior Notes.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ending September 30, 2014 was $149.0 million. This use was driven primarily by purchases of property, plant and equipment of $155.6 million, the purchase of increased ownership in a majority owned joint venture of $6.5 million and an increase of $4.3 million in restricted cash, offset by $17.6 million of proceeds from the sale of a business within the Performance Coatings reportable segment. Purchases of property, plant and equipment includes approximately $73.2 million associated with our transition-related capital projects including our information technology systems and finalization of our transition of our global office relocations.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014 was $120.5 million. The change was primarily driven by repayments of term loans of $114.1 million. These payments were comprised of a $100 million prepayment on our Dollar Term Loan made on September 30, 2014, along with $14.1 million of quarterly principal repayments as required in the Credit Agreement. In addition, we repaid short-term borrowings of $30.9 million partially offset by proceeds received from short-term borrowing during the period of $23.7 million. During the nine months ended September 30, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities (See Note 15 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).
We received $2.5 million through the sale of common shares during the nine months ended September 30, 2014. We also received $2.9 million related to the exercise of stock options.
Dividends paid to noncontrolling interests totaled $1.6 million for the nine months ended September 30, 2014.
Financial Condition
We had cash and cash equivalents at September 30, 2015 and December 31, 2014 of $411.6 million and $382.1 million, respectively. Of these balances, $298.8 million and $264.2 million were maintained in non-U.S. jurisdictions as of September 30, 2015 and December 31, 2014, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

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
The following table details our borrowings outstanding at end of the periods indicated:

(In millions)	September 30, 2015	December 31, 2014
Dollar Term Loan	$2,148.3	$2,165.5
Euro Term Loan	437.2	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	279.5	305.3
Short-term and other borrowings	25.4	12.9
Unamortized original issue discount	(15.6)	(18.3)
Deferred financing costs, net	(71.3)	(82.1)
	$3,553.5	$3,614.3
Less:
Short term borrowings	21.3	12.2
Current portion of long-term borrowings	27.5	27.9
Long-term debt	$3,504.7	$3,574.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At September 30, 2015 and December 31, 2014, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $379.0 million and $384.5 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in the Company’s contractual obligations since December 31, 2014.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2015.

(In millions)
Remainder of 2015	$10.6
2016	36.1
2017	29.6
2018	28.4
2019	27.7
Thereafter	3,498.8
Total	$3,631.2

Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At September 30, 2015 and December 31, 2014, we had directly guaranteed $1.9 million and $2.2 million of such obligations, respectively. These guarantees represent the maximum potential amount of future (undiscounted) payments that we could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at September 30, 2015 and December 31, 2014.
No other off-balance sheet arrangements existed as of September 30, 2015 and December 31, 2014.
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
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
Except for as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.
Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 70% of our net sales for the nine months ended September 30, 2015 occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations, including our Venezuelan operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
From December 2014 through June 2015, we had utilized Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) to translate our Venezuelan subsidiary’s financial statements into US dollars. As a result of the continued challenging economic conditions in Venezuela, at June 30, 2015 we re-evaluated the exchange rate used for our Venezuela subsidiary’s operations, including the impact on our non-US dollar denominated monetary and non-monetary assets and liabilities. We determined that the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the Marginal Foreign Exchange System (“SIMADI”) exchange mechanism due to the current illiquidity of SICAD I. Accordingly, as of June 30, 2015, we changed our foreign exchange rate to SIMADI and continue to use this foreign exchange rate through September 30, 2015, which currently approximates 198.5 Venezuelan bolivars to 1.0 U.S. dollar. The SIMADI rate compares to the SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. See further discussion in Note 9 to our unaudited condensed consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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

AXALTA COATING SYSTEMS LTD.

Date: October 30, 2015	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: October 30, 2015	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2015	By: /s/ Sean M. Lannon
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