Form 10-K
period 2015-12-31
Axalta Coating Systems Ltd.
filed 2016-02-29
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5.2 billion (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 15, 2016, there were 238,295,641 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2016 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2015.

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
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. Based on market information from 2014, we generate approximately 90% of our revenue in markets where we hold the #1 or #2 global market position, including the #1 position in our core automotive refinish end-market with approximately a 25% global market share. We have a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance and appearance of our customers' products, while improving their productivity and profitability.
Our diverse global footprint of 36 manufacturing facilities, four technology centers, 46 customer training centers and more than 12,800 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally.
Our business is organized into two segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below. See further discussion in Note 25 to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
Table above reflects numbers for the year ended December 31, 2015.

Net sales for our four end-markets and four regions for the year ended December 31, 2015 are highlighted below:
Note: Latin America includes Mexico
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Note: Latin America includes Mexico
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

•	Electrical Insulation: coatings to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers.

•	Architectural: exterior powder coatings typically used in the construction of commercial structures, residential windows and doors, as well as liquid interior and exterior house paint.

•	Transportation: coatings for vehicle components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.

•	Oil & Gas: powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.
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
We provide a system that allows body shops to match more than 180,000 active color variations, using over four million formulations, in the global market. Our color science is manifested in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up the majority of our products in a body shop. We have a large color library and a number of well-known, long-standing brands, including Cromax, Standox and Spies Hecker.
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

Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. The majority of our products are supplied by our network of over 4,000 independent local distributors. In select regions, such as in parts of Europe, we also sell directly to customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large sales force manages relationships directly with our customers to drive demand for our products, which in turn are purchased through our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have established 46 customer training centers, which helps to deepen our customer relationships.
Our sales force also helps to drive shop productivity improvements and to install or upgrade body shop color matching and mixing equipment to improve shop profitability. Once a coating and color system is installed, a body shop almost exclusively uses its specific supplier’s products. The proprietary nature of a coatings supplier’s color systems, the substantial inventory needed to support a body shop and the body shop’s familiarity with an established brand lead to high levels of customer retention. Our customer retention rate levels have been and continue to be strong.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. No single customer represented more than 6% of our Performance Coatings net sales and our top ten customers accounted for less than 16% of our Performance Coatings net sales during the year ended December 31, 2015.
We serve a broad, fragmented customer base of approximately 80,000 body shops, including:

•	Independent Body Shops: Single location body shops that utilize premium, mainstream or economy brands based on the local market.

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
Note: Latin America includes Mexico
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

The coatings operation is a critical component of the vehicle assembly process, requiring a high degree of precision and speed. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., "high bake"). Our key products consist of the four main coatings layers: electrocoat, primer, basecoat and clearcoat.
The coatings process accounts for a majority of the total energy consumed during the vehicle manufacturing process. As a result, we have developed Harmonized Coating TechnologiesTM, including 3-Wet, Eco-Concept and 2-Wet Monocoat, that help our OEM customers lower costs by reducing energy consumption while increasing productivity.
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
We also develop and supply a wide array of coatings systems for a broad range of commercial applications including HDT, bus, rail and ACE. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 70,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high volume colors from us. Our commercial vehicle brands include Imron, Imron ExcelPro, Imron Elite, Centari, Rival, Corlar epoxy undercoats and AquaEC.
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
We sell and ship products directly to light vehicle OEM customers in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 13 countries, our manufacturing facilities provide a local presence that enables us to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. Our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.
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
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into six broad categories: resins, pigments, solvents, monomers, isocyanates and additives. Our total raw material spend represents between 45% and 55% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 33% of our 2015 spending on raw materials.

Approximately 70% of the raw materials we procure are derived from crude oil and natural gas. While prices for these raw materials fluctuate with energy prices, such fluctuations are mitigated by the fact that the majority of our raw materials are fourth to sixth generation derivatives of crude oil and natural gas. As a result, changes in the prices of our raw materials typically lag behind fluctuations in crude oil prices. Moreover, the dynamics of supply and demand play as important a role in our cost of raw materials as does the price of crude oil. Finally, non-petrochemical based inputs such as minerals that are used to manufacture coating pigments are not significantly affected by volatility in crude oil prices.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in limited circumstances, contractual raw material recovery mechanisms. Since 2001, our and our legacy company’s variable cost of sales have remained stable between 37% and 42% of net sales.
RESEARCH AND DEVELOPMENT
Our focus on technology has allowed us to proactively provide customers with next-generation offerings that enhance productivity and satisfy increasingly strict environmental regulations. Since our entry into the coatings industry 150 years ago, we believe we have consistently been at the forefront of coatings technology innovation. These innovations have played a fundamental role in our ability to maintain and grow our global market share as well as deliver substantial financial returns.
We believe that we are a technology leader well positioned to benefit from a continued industry shift to more productive, environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, Research & Development as well as Technical Support & Development. In total, as of December 31, 2015, we have approximately 1,300 employees dedicated to technology development. For the years ended December 31, 2015 and 2014, our research and development expenses were $51.6 million and $49.5 million, respectively. We operate four technology centers throughout the world where we develop and align our technology investments with regional business needs.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2015, we had a portfolio of 613 issued patents and more than 280 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2015, 246 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a substantial number of trademarks and trademark registrations in the United States and in other countries, as described below.
We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, AudurraTM, Centari®, ChallengerTM, ChemophanTM, Colornet®, Corlar®, Cromax®, Cromax Mosaic®, DuxoneTM, Harmonized Coating TechnologiesTM, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, Vermeera™ and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
We are party to 11 joint ventures, five of which are focused on the industrial end-market. We are the majority shareholder, exercise control and fully consolidate all but three of our joint ventures. Our fully consolidated joint venture-related net sales were $204.5 million and $218.4 million for the years ended December 31, 2015 and 2014, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2015, we had approximately 12,800 employees located throughout the world consisting of sales, technical, manufacturing operations, supply chain and customer service personnel. This figure does not include joint venture employees and contractors.
As of December 31, 2015, approximately 64% of our employees globally were covered by organized labor agreements, including works councils, with fewer than 50 employees in the United States covered by organized labor agreements. We consider our employee relations to be excellent.

HEALTH, SAFETY AND ENVIRONMENTAL
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants to air and water and the management and disposal of hazardous substances. We have an excellent safety record. Our enhanced focus on health, safety and environmental improvements has resulted in a 68% reduction in our Total Recordable Safety Incident rate from year-end 2003 to year-end 2015, which is nine times better than the 2014 U.S. chemical manufacturing industry average (0.25 versus the 2014 U.S. chemical manufacturing industry average of 2.3), according to the US Bureau of Labor Statistics.
We believe that all of our manufacturing and distribution facilities are operated in compliance in all material respects, with existing environmental requirements, including the operating permits required thereunder at our facilities. Our global manufacturing facilities have an established management system for environmental stewardship and certified under ISO14001.
In addition, many of our manufacturing sites have a long history of industrial operations and cleanup is or may be required at a number of these locations. Although we are indemnified by DuPont for certain environmental liabilities and we do not expect outstanding cleanup obligations to have a material impact on our financial position, the ultimate cost of cleanup is subject to a number of variables and difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or cleanup obligations that are imposed at these or other properties in the future.
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axaltacs.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). We also post all financial press releases, including earnings releases, to our website. All other reports filed or furnished to the SEC on the SEC’s website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC’s websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K.

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high performance coatings systems, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer significantly. While the factors listed here are considered to be the more significant factors, they should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles which may adversely affect our businesses and our results of operations.
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
The growth of our business and demand for our products is affected by changes in the health of the overall global economy, regional economies and, in particular, the light and commercial vehicle end-markets. Our business is adversely affected by decreases in the general level of global economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Economic developments affect businesses such as ours in a number of ways. For example, a tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions and/or significant volatility in the capital, credit and commodities markets.
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control could reduce demand from these end-markets for our products, materially adversely affecting our business, financial condition and results of operations. Weak economic conditions could depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limit the growth of the car parc. These factors could, in turn, cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the propensity of car owners to pay for cosmetic repairs generally decreases. Also, during difficult economic times, car owners may refrain from seeking repairs for their damaged vehicles. Similarly, periods of reduced global economic activity could hinder global industrial output, which could decrease demand for our industrial and commercial coating products.
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Disruptions in the United States, Europe or other economies, or weakening of emerging markets, such as Brazil or Venezuela, could adversely affect our sales, profitability and/or liquidity.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are undertaking certain operational improvement initiatives with respect to realigning our manufacturing facilities in Europe and are growing our sales force in emerging markets and end-markets where we are underrepresented. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.

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
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 7.6% of our 2015 net sales and our largest distributor accounted for approximately 3.3% of our 2015 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or distributors, as a result of changes in business conditions, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. We use a significant amount of raw materials derived from crude oil and natural gas. As a result, volatile oil and gas prices can cause significant variations in our raw materials costs, affecting our operating results. In rising raw material price environments, we may be unable to pass along these increased costs to our customers. In declining raw material price environments, customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw cost environments, our financial results could deteriorate. In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions or the unavailability of certain raw materials could result in supply imbalances that may have a material adverse effect on our business, financial condition and results of operations.
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
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could harm our operations as well as the operations of our customers, distributors or suppliers. We face security threats and risks of security breaches to our facilities, data and information technology infrastructure. Although it is impossible to predict the occurrence or consequences of business disruptions, security threats or security breaches, they could harm our reputation, subject us to material liabilities, result in reduced demand for our products, make it difficult or impossible for us to deliver products to our customers or distributors or to receive raw materials from suppliers and create delays and inefficiencies in our supply chain. Further, while we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber-attacks, theft and other security breaches.
Our efforts to minimize business disruptions and security breaches may fail. Such business disruptions and security breaches could significantly increase our cost of doing business, damage our reputation and/or have a material adverse effect on our business, financial condition and results of operations.
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
We conduct our business on a global basis, with approximately 70% of our 2015 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations, including our Venezuelan operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
Our operations in Venezuela continue to be subject to the risks associated with the volatility in economic conditions caused by the weakening of the Venezuelan bolivar and general uncertainty in the political environment. From December 2014 through June 2015, we had utilized Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”) to translate our Venezuelan subsidiary’s financial statements into U.S. dollars. Because of the continued challenging economic conditions in Venezuela, at June 30, 2015 we re-evaluated the exchange rate used for our Venezuelan subsidiary’s operations, including the impact on our non-U.S. dollar denominated monetary and non-monetary assets and liabilities. As a result, we determined that the equity of our Venezuelan subsidiary would be realized through a dividend utilizing the Marginal Foreign Exchange System (“SIMADI”) exchange mechanism due to the current illiquidity of SICAD I. Accordingly, as of June 30, 2015, we changed our foreign exchange rate to SIMADI and continue to use this foreign exchange rate through December 31, 2015, which currently approximates 199.5 Venezuelan bolivars to 1.0 U.S. dollar. The SIMADI rate compares to the SICAD I rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar.
Any further volatility in economic conditions in Venezuela caused by general uncertainty in the political environment, change in the currency exchange mechanisms or fluctuation of the SIMADI rate, which may vary in the future, could adversely affect our financial position resulting in a potential impairment or devaluation of our assets and liabilities. These events could result in a material unfavorable impact to our results of operations and financial condition, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such remeasurement. See further discussion in Note 27 to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
Our results of operations and/or financial condition could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment.

Currency risk may adversely affect our financial condition and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian real, the Chinese yuan, the Venezuelan bolívar and the Russian ruble. For example, unfavorable movement in the Euro negatively impacted our results of operations in the second half of 2014 and throughout 2015, and the decline of the Euro could affect future periods. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.
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
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act") as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA or the Bribery Act. We are subject to the jurisdiction of various governments and regulatory agencies outside of the United States, which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation. Although we have implemented anti-corruption policies and procedures and introduced training since becoming an independent company, there can be no guarantee that these policies, procedures and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

Our international operations require us to comply with anti-terrorism laws and regulations and applicable trade embargoes.
We are subject to trade and economic sanctions laws and other restrictions on international trade. The U.S. and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties. In the United States, the economic and trade sanctions programs are principally administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations. Although we have implemented trade-related policies and procedures and introduced training since becoming an independent company, we cannot assure you that such policies, procedures and training will effectively prevent violations in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.
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
We face risks arising from various litigation matters that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third party property damage or personal injury. For instance, we have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition and results of operations. In particular, product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and demand for our products.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2015, approximately 0.5% of our U.S. workforce was unionized and approximately 64% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.
Risks Related to Intellectual Property
Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.
Intellectual property rights both in the United States and in foreign countries, including patents, trade secrets, confidential information, trademarks and trade names, are important to our business and will be critical to our ability to grow and succeed in the future. We make strategic decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
We have applied for patent protection relating to certain existing and proposed products, processes and services in certain jurisdictions. While we generally consider applying for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately assess all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that our pending patent applications will not be challenged by third parties or that such applications will eventually be issued by the applicable patent offices as patents. We also cannot assure you that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our U.S. patents. It is possible that only a limited number of the pending patent applications will result in issued patents, which may have a materially adverse effect on our business and results of operations.
The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Furthermore, our existing patents are subject to challenges from third parties that may result in invalidations and will all eventually expire, after which we will not be able to prevent our competitors from using our previously patented technologies, which could materially adversely affect our competitive advantage stemming from those products and technologies. We also cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require certain employees, consultants, advisors and collaborators to enter into confidentiality agreements as we deem appropriate. We cannot assure you that we will be able to enter into these confidentiality agreements or that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.

If we are sued for infringing intellectual property rights of third parties, it may be costly and time consuming, and an unfavorable outcome in any litigation could harm our business.
We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents, trademarks or other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against intellectual property rights claims brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our cash flow, business, financial condition and results of operations. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.
Risks Related to Other Aspects of our Business
We may engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations and, as a result, we may not realize the anticipated benefits of these acquisitions and divestitures.
We may seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits we anticipate when we first enter into a transaction in the amount or timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition and results of operations. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.
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
Although the Acquisition closed on February 1, 2013, DuPont still has performance obligations to us, including fulfilling indemnification requirements. We could incur material additional costs if DuPont fails to meet its obligations or if we otherwise are unable to recover costs associated with such liabilities.

If we are treated as a financial institution under FATCA, withholding tax may be imposed on payments on our common shares.
Sections 1471 through 1474 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations commonly referred to as “FATCA” may impose 30% withholding on “foreign passthru payments” made by a “foreign financial institution” (as defined in the Code) that has entered into an agreement with the U.S. Internal Revenue Service to perform certain diligence and reporting obligations with respect to the foreign financial institution’s U.S.-owned accounts. Such withholding on “foreign passthru payments” will apply from January 1, 2019 at the earliest. The applicable Treasury Regulations treat an entity as a “financial institution” if it is a holding company formed in connection with or availed of by a private equity fund or other similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. The term “foreign passthru payment” is currently not defined. The United States has entered into an intergovernmental agreement (an “IGA”) with Bermuda, which modifies the FATCA withholding regime described above. It is not clear whether we would be treated as a financial institution subject to the diligence, reporting and withholding obligations under FATCA or the Bermuda IGA. Furthermore, it is not yet clear how the Bermuda IGA will address foreign passthru payments. Prospective investors should consult their tax advisors regarding the potential impact of FATCA, the Bermudan IGA and any non-U.S. legislation implementing FATCA, on their investment in our common shares.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders of our common shares.
Based on the market price of our common shares and the composition of our income, assets and operations, we do not expect to be treated as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, this is a factual determination that must be made annually after the close of each taxable year. If we are a PFIC for any taxable year during which a U.S. person holds our common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person.
Risks Related to our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy and our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2015, we had approximately $3.4 billion of indebtedness on a consolidated basis, including $750.0 million of our Dollar Senior Notes (as defined herein), $274.4 million of our Euro Senior Notes (as defined herein), $2,042.5 million of the Dollar Term Loan facility (as defined herein) and $428.0 million of the Euro Term Loan facility (as defined herein). In addition, as of December 31, 2015, we had approximately $375.1 million in borrowing capacity available under our Revolving Credit Facility, after giving effect to $24.9 million of outstanding letters of credit. As of December 31, 2015, we were in compliance with all of the covenants under our outstanding debt instruments.
Our substantial indebtedness could have important consequences to you. For example, it could:

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
We are more leveraged than some of our competitors, which could adversely affect our business plans. A relatively greater portion of our cash flow is used to service debt and other financial obligations. This reduces the funds we have available for working capital, capital expenditures, acquisitions and other purposes and, given current credit constriction, may make it more difficult for us to borrow in the future. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

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
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness. Although the indentures governing the Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness. As of December 31, 2015, we had $375.1 million of additional borrowing capacity under our Revolving Credit Facility, after giving effect to $24.9 million of outstanding letters of credit.
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

•	material litigations or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common shares by us, Carlyle, Berkshire Hathaway Inc. affiliate ("Berkshire") or members of our management team;

•	termination or expiration of lock-up agreements with our management team and principal shareholders;

•	the granting of restricted common shares, stock options and other equity awards;

•	volume of trading in our common shares; and

•	the realization of any risks described under this “Risk Factors” section.
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
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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
As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC and the NYSE impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.
Furthermore, if we are not able to continue to comply with these requirements, the market price of our common shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources and could harm our business and the market price of our common shares.
We are no longer a controlled company, and we may have difficulties complying with NYSE rules relating to the composition of our Board of Directors.
Our common shares are listed on the NYSE. Prior to April 2015, we were a controlled company under NYSE rules, meaning that we were not subject to a number of corporate governance rules relating to the composition of our Board of Directors and certain committees. Following the sales of common shares by Carlyle in April 2015, we are no longer a controlled company. Under NYSE rules, we are permitted to phase into compliance with certain corporate governance requirements from which we were previously exempt, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We intend to comply with these NYSE rules. However, we may not be able to attract and retain the number of independent directors needed to comply with NYSE rules during the phase-in period for compliance.

Carlyle will continue to have the ability to significantly influence our decisions, and their interests in our business may be different from yours.
As of December 31, 2015, Carlyle owned 29.6% of our common shares and continues to exercise significant influence over our affairs. Pursuant to a principal stockholders agreement, a majority of our Board of Directors has been designated by Carlyle. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence” As a result, Carlyle and its designees to our Board of Directors currently have the ability to control: the appointment of our management, any determination to enter into a merger, sales of substantially all or all of our assets and other extraordinary transactions and any amendments to our memorandum of association or bye-laws. Pursuant to our principal stockholders agreement, Carlyle continues to have the ability to designate a majority of our directors until it owns less than 25% of our outstanding common shares and, as a result, until such time, Carlyle will exercise significant influence over the vote in any election of directors and will have the ability to prevent any transaction that requires shareholder approval regardless of whether other shareholders believe the transaction is in our best interests. In any of these matters, the interests of Carlyle may differ from or conflict with your interests. Moreover, this concentration of share ownership may also adversely affect the trading price for our common shares to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder.
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
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 15, 2016, we had 1,000,000,000 common shares authorized and 238,295,641 common shares outstanding.
We cannot predict the size of future issuances or sales of our common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares. Sales of substantial amounts of our common shares (including sales that may occur pursuant to the registration rights of Carlyle and/or Berkshire, sales by members of management and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence”
We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:

•	a classified Board of Directors with staggered three-year terms;

•	directors only to be removed for cause;

•	restrictions on the time period in which directors may be nominated; and

•	our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 36 manufacturing facilities (including nine manufacturing sites operated by our joint ventures), four major technology centers and 46 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2015.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
United States of America	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	Houston, TX	Performance
	Hilliard, OH	Performance
	Mt. Clemens, MI	Performance; Transportation
	Toledo, OH	Performance; Transportation
	Orrville, OH	Performance

Latin America
Brazil	Guarulhos	Performance; Transportation
Mexico	Monterrey	Performance
	Ocoyoacac	Performance; Transportation
	Tlalnepantla	Performance; Transportation
Venezuela	Valencia	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
	Landshut	Performance
Sweden	Vastervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
United Kingdom	Darlington	Performance

Asia Pacific
Australia	Riverstone	Performance; Transportation
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance

Joint Venture Owned Manufacturing Facilities
China	Chengdu	Performance
	Dongguan	Performance
	Huangshan	Performance
	Qingpu	Performance
	Shangdong	Performance
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance

Type of Facility/Country	Location	Segment

Joint Venture Partner-Owned Manufacturing Facilities
China	Wuhan	Performance
Japan	Amagasaki	Transportation
	Chiba	Transportation
South Africa	Durban	Transportation
	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Wilmington, DE	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	11
	Latin America	8
	EMEA	19
	Asia Pacific	8
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price and Dividends
Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "AXTA" and began trading on the NYSE on November 12, 2014. The high and low sales prices for our common shares from November 12, 2014 through December 31, 2015 were as follows:

	2015		2014
Quarter Ended	High	Low	High	Low
First Quarter (March 31)	$29.64	$24.74	N/A	N/A
Second Quarter (June 30)	36.50	27.20	N/A	N/A
Third Quarter (September 30)	33.63	23.94	N/A	N/A
Fourth Quarter (December 31)[1]	30.02	25.01	$27.50	$19.50
1Fourth Quarter 2014 includes November 12, 2014 through December 31, 2014.
As of February 15, 2016, there were approximately 30 holders of record of our common shares. Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future. Instead, we intend to reinvest earnings in our business. The declaration and payment of any dividends in the future will be determined by our board of directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants in the agreements governing our Senior Notes and Senior Secured Credit Facilities, which may limit our ability to pay dividends.
Recent Sales of Unregistered Securities
None.

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
December 31, 2014
December 31, 2015
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated and combined financial data and other information of Axalta. As a result of the Acquisition, we applied acquisition accounting whereby the purchase price paid was allocated to the acquired assets and liabilities at fair value. The financial reporting periods presented are as follows:

•	The years ended December 31, 2012 and 2011 and the period from January 1, 2013 through January 31, 2013 ("Predecessor" periods) reflect the combined results of operations of the DPC business.

•
The years ended December 31, 2015, 2014 and 2013 ("Successor" periods) reflect the consolidated results of operations of Axalta, which include the effects of acquisition accounting commencing on the acquisition date of February 1, 2013.

The historical results of operations and cash flow data for the years ended December 31, 2015, 2014 and 2013 and the historical balance sheet data as of December 31, 2015 and 2014 presented below were derived from our Successor audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The historical balance sheet data as of December 31, 2013 presented below was derived from our Successor audited financial statements and the related notes thereto included in the 2014 Annual Report on Form 10-K.
As of and for the Successor period of August 24, 2012 (inception date) through December 31, 2012, the Successor had no operations or activity prior to the Acquisition, other than merger and acquisition costs of $29.0 million, which consisted primarily of investment banking, legal and other professional advisory services costs.
The historical combined financial data for the years ended December 31, 2012 and 2011 as well as the period January 1, 2013 through January 31, 2013 have been derived from the Predecessor audited combined financial statements and the related notes thereto for the DPC business.

Our historical financial data and that of the Predecessor DPC business are not necessarily indicative of our future performance, nor does such data reflect what our financial position and results of operations would have been had we operated as an independent company during the periods shown.

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 through January 31,	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013	2013	2012	2011
Statements of Operations Data:
Net sales	$4,087.2	$4,361.7	$3,951.1	$326.2	$4,219.4	$4,281.5
Other revenue	26.1	29.8	35.7	1.1	37.4	34.3
Total revenue	4,113.3	4,391.5	3,986.8	327.3	4,256.8	4,315.8
Cost of goods sold (1)	2,597.3	2,897.2	2,772.8	232.2	2,932.6	3,074.5
Selling, general and administrative expenses (2)	914.8	991.5	1,040.6	70.8	873.4	869.1
Research and development expenses	51.6	49.5	40.5	3.7	41.5	49.6
Amortization of acquired intangibles	80.7	83.8	79.9	—	—	—
Merger and acquisition related expenses	—	—	28.1	—	—	—
Income from operations	468.9	369.5	24.9	20.6	409.3	322.6
Interest expense, net	196.5	217.7	215.1	—	—	0.2
Bridge financing commitment fees	—	—	25.0	—	—	—
Other expense, net	111.2	115.0	48.5	5.0	16.3	20.2
Income (loss) before income taxes	161.2	36.8	(263.7)	15.6	393.0	302.2
Provision (benefit) for income taxes	63.3	2.1	(44.8)	7.1	145.2	120.7
Net income (loss)	97.9	34.7	(218.9)	8.5	247.8	181.5
Less: Net income attributable to noncontrolling interests	4.2	7.3	6.0	0.6	4.5	2.1
Net income (loss) attributable to controlling interests	$93.7	$27.4	$(224.9)	$7.9	$243.3	$179.4
Per share data:
Net income (loss) per share:
Basic	$0.40	$0.12	$(0.97)
Diluted	$0.39	$0.12	$(0.97)
Basic weighted average shares outstanding	233.8	229.3	228.3
Diluted weighted average shares outstanding	239.7	230.3	228.3

Other Financial Data:
Cash flows from:
Operating activities	$399.6	$251.4	$376.8	$(37.7)	$388.8	$236.2
Investing activities	(164.3)	(178.5)	(5,011.2)	(8.3)	(88.2)	(116.6)
Financing activities	(74.5)	(123.2)	5,098.1	43.0	(290.6)	(125.1)
Depreciation and amortization	307.7	308.7	300.7	9.9	110.7	108.7
Capital expenditures	(138.1)	(188.4)	(107.3)	(2.4)	(73.2)	(82.7)

	Successor			Predecessor
	December 31,			December 31,
(In millions)	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$485.0	$382.1	$459.3	$28.7	$18.8
Working capital (3)	1,035.7	926.2	952.2	605.2	640.0
Total assets	5,854.2	6,170.7	6,638.3	2,878.6	2,833.6
Indebtedness	3,441.5	3,614.3	3,822.1	0.2	0.9
Total liabilities	4,713.0	5,058.7	5,426.5	1,181.6	1,028.5
Total shareholders’ equity/combined equity	1,141.2	1,112.0	1,211.8	1,697.0	1,805.1

(1)
In the Successor years ended December 31, 2015 and 2013, cost of goods sold included the impacts of $1.2 million and $103.7 million, respectively, attributable to the increases in inventory value resulting from the fair value adjustments associated with our acquisition accounting for inventories.

(2)
Selling, general and administrative expense included transition-related and cost-savings initiatives of $64.4 million, $127.1 million and $231.5 million for the Successor years ended December 31, 2015, 2014 and 2013, respectively. Additionally, during the Predecessor year ended December 31, 2012, $0.7 million in employee separation and asset related costs were recorded.

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
FORWARD-LOOKING STATEMENTS
Many statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("the "Securities Act") and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	the risk of impairment charges related to goodwill, identifiable intangible assets and fixed assets;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to control our common shares;

•	other factors disclosed in this Annual Report on Form 10-K; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
BASIS OF PRESENTATION
For information regarding the basis of presentation of our financial statements for our Successor and Predecessor periods, see Note 2 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technologies and customer service. Our diverse global footprint of 36 manufacturing facilities, four technology centers, 46 customer training centers and approximately 12,800 employees allows us to meet the needs of customers in over 130 countries. We serve our customers through an extensive sales force and technical support organization, as well as through over 4,000 independent, locally based distributors.
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
In April 2015, we completed a secondary offering (the "Secondary Offering") in which Carlyle sold an aggregate of 46,000,000 common shares at a price of $28.00 per share. In addition, Carlyle also sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. (together with the Secondary Offering, the "April 2015 Secondary Offerings") for $28.00 per share. Following the April 2015 Secondary Offerings, Carlyle ceased to control a majority of our common shares.
In August 2015, we completed a secondary offering (together with the IPO and the April 2015 Secondary Offerings, the "Carlyle Offerings") in which Carlyle sold an aggregate of 34,500,000 common shares at a public offering price of $29.75 per share. We did not receive any proceeds from the sale of common shares in any of the Carlyle Offerings.
BUSINESS HIGHLIGHTS AND TRENDS
From 2012 to 2014, we managed the transition of ownership and operational separation resulting from the planned divestiture of our business by DuPont and ultimately the Acquisition, including significant changes to our senior leadership team. During 2015, we continued to focus on our productivity initiatives, capacity expansions, and operational excellence. Since 2012, our Adjusted EBITDA has grown at a 15% CAGR primarily as the result of several strategic initiatives focused on margin improvement. In addition to regular price increases in our refinish end-market, these initiatives included selective price increases in other end-markets, reducing sales with lower margin customers and productivity improvements, which collectively drove Adjusted EBITDA growth in both of our segments.
From 2012 to 2014, our net sales increased at a 2% CAGR with net sales growth in both our Transportation Coatings segment and our Performance Coatings segment. Net sales in our Transportation Coatings segment grew at a 1% CAGR, driven by consistent net sales in our light vehicle end-market and increasing sales in our commercial vehicle end-market, primarily as a result of increased vehicle production in North America and Asia Pacific and improvements in average selling price, driven by new product and color introductions. Net sales in our Performance Coatings segment increased at a 2% CAGR over the same period as a result of higher average selling prices, partially offset by lower volumes in both our refinish and industrial end-markets in developed markets as well as unfavorable impacts of currency exchange. In EMEA, volumes declined as a result of a difficult economic environment. In North America, our lack of participation in the MSO market prior to the Acquisition had a negative impact on our volumes as MSO body shops increased the number of vehicles serviced at the expense of independent body shop customers. These factors in developed markets were partially offset by continued refinish net sales growth in the emerging markets.
Our net sales decreased approximately 6.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a decline of approximately 11.6% from unfavorable currency translation. Excluding the impact of currency translation, our net sales increased approximately 5.3% as a result of an increase in net sales volumes in all regions and increases in average selling prices primarily in Latin America. The following trends have impacted our segment and end-market sales performance for the year ended December 31, 2015:

•
Performance Coatings: Net sales excluding currency translation increased approximately 5.2% driven by increases in average selling price within our refinish end-market, particularly in Latin America, and increased volumes in both our refinish and industrial end-markets.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 5.4% driven primarily by volume growth in both our light vehicle and commercial vehicle end-markets from new business wins and increased vehicle builds, particularly in North America and Asia Pacific.

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

Our business serves four end-markets globally as follows:

	Successor		Pro Forma
(In millions)	Year Ended December 31,			2015 vs 2014	2014 vs 2013
	2015	2014	2013	% change	% change
Performance Coatings
Refinish	$1,702.0	$1,850.8	$1,799.4	(8.0)%	2.9%
Industrial	683.1	734.2	712.7	(7.0)%	3.0%
Total Net sales Performance Coatings	2,385.1	2,585.0	2,512.1	(7.7)%	2.9%
Transportation Coatings
Light Vehicle	1,310.6	1,384.5	1,403.1	(5.3)%	(1.3)%
Commercial Vehicle	391.5	392.2	362.1	(0.2)%	8.3%
Total Net sales Transportation Coatings	1,702.1	1,776.7	1,765.2	(4.2)%	0.7%
Total Net sales	$4,087.2	$4,361.7	$4,277.3	(6.3)%	2.0%
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
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including historical management expenses to Carlyle, indemnity gains and losses associated with the Acquisition, as well as foreign exchange gains and losses and impairment losses on assets that are not part of our core operational activities.
Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of acquisition accounting for the Acquisition and for future acquisitions, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole. For the Predecessor period, DPC did not file separate tax returns in the majority of its jurisdictions as it was included in the tax returns of DuPont entities within the respective tax jurisdictions. The income tax provision for the Predecessor period was calculated using a separate return basis as if DPC was a separate taxpayer.
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
EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, non-recurring or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance and (iii) certain unusual or non-recurring items impacting results in a particular period. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.
We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to income (loss) before income taxes, net income (loss), earnings (loss) per share or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance.
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

We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include income (loss) before income taxes, net income (loss), earnings (loss) per share and other performance measures.
In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
The following table reconciles net income (loss) to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Successor			Predecessor	Pro Forma
	Year Ended December 31,			Period from January 1 through January 31,	Year Ended December 31,
(In millions)	2015	2014	2013	2013 (1)	2013 (1)
Net income (loss)	$97.9	$34.7	$(218.9)	$8.5	$(106.8)
Interest expense, net	196.5	217.7	215.1	—	234.8
Provision (benefit) for income taxes	63.3	2.1	(44.8)	7.1	(1.3)
Depreciation and amortization	307.7	308.7	300.7	9.9	327.3
EBITDA	665.4	563.2	252.1	25.5	454.0
Inventory step up (a)	1.2	—	103.7	—	—
Merger and acquisition related costs (b)	—	—	28.1	—	—
Financing fees and debt extinguishment (c)	2.5	6.1	25.0	—	—
Foreign exchange remeasurement losses (d)	93.7	81.2	48.9	4.5	34.0
Long-term employee benefit plan adjustments (e)	(0.3)	(0.6)	9.5	2.3	11.8
Termination benefits and other employee related costs (f)	36.6	18.4	147.5	0.3	147.8
Consulting and advisory fees (g)	24.7	36.3	54.7	—	54.7
Transition-related costs (h)	(3.4)	101.8	29.3	—	29.3
Offering related costs (i)	3.1	22.3	—	—	—
Stock-based compensation (j)	30.2	8.0	7.4	0.1	—
Other adjustments (k)	(12.4)	2.8	(5.1)	—	2.4
Dividends in respect of noncontrolling interest (l)	(4.7)	(2.2)	(5.2)	—	(5.2)
Management fee expense (m)	—	3.2	3.1	—	3.1
Asset impairment (n)	30.6	—	—	—	—
Adjusted EBITDA	$867.2	$840.5	$699.0	$32.7	$731.9

(1)
The Adjusted EBITDA information for the Predecessor period January 1, 2013 through January 31, 2013 and the pro forma year ended December 31, 2013 excludes the net benefit of $5.7 million, which is comprised of (1) the add-back of corporate allocations from DuPont to DPC for the usage of DuPont’s facilities, functions and services; costs for administrative functions and services performed on behalf of DPC by centralized staff groups within DuPont; a portion of DuPont’s general corporate expenses; and certain pension and other long-term employee benefit costs, in each case because we believe these costs are not indicative of costs we would have incurred as a standalone company, net of (2) estimated standalone costs based on a corporate function resource analysis that included a standalone executive office, the costs associated with supporting a standalone information technology infrastructure, corporate functions such as legal, finance, treasury, procurement and human resources and certain costs related to facilities management. This resource analysis included anticipated headcount and the associated overhead costs of running these functions effectively as a standalone company of our size and complexity.

(a)
During the Successor years ended December 31, 2015 and 2013, we recorded non-cash fair value inventory adjustments associated with our acquisitions. These adjustments increased cost of goods sold by $1.2 million and $103.7 million, respectively.

(b)
In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor year ended December 31, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs.

(c)
On August 30, 2012, we signed a debt commitment letter which included the Bridge Facility (as defined herein). Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility. In connection with the amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs. In addition to the credit facility amendment, we also incurred $2.5 million and $3.0 million of losses on extinguishment of debt during the Successor years ended December 31, 2015 and 2014, respectively, which resulted directly from the pro-rata write offs of unamortized deferred financing costs and original issue discounts associated with the separate pay-downs of $100.0 million of principal on the New Dollar Term Loan in each year (See Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K).

(d)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the Acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.

(e)
For the Successor years ended December 31, 2015, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $7.3 million recorded during the Successor year ended December 31, 2014. For the Predecessor period January 1, 2013 through January 31, 2013, eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs.

(f)
Represents expenses primarily related to employee termination benefits and other employee-related costs, including our initiative to improve the overall cost structure within the European region. Termination benefits include the costs associated with our headcount initiatives for establishment of new roles and elimination of old roles and other costs associated with cost-saving opportunities that were related to our transition to a standalone entity in 2013 and 2014 and our Axalta Way cost-savings initiatives in 2015.

(g)
Represents fees paid to consultants, advisors and other third-party professional organizations for professional services. Amounts incurred during 2015 primarily relate to our Axalta Way cost-savings initiatives. Amounts incurred during 2013 and 2014 relate to services rendered in conjunction with our transition from DuPont to a standalone entity.

(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(i)
Represents costs associated with the offering of our common shares in the Carlyle Offerings during 2015 and costs associated with the IPO, including a $13.4 million pre-tax charge associated with the termination of the management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, upon the completion of the IPO during 2014. See note (m) below.

(j)
Represents costs associated with stock-based compensation, including $8.2 million of expense during 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd 2013 Equity Incentive Plan (the "2013 Plan") as a result of Carlyle's interest falling below 50% and triggering a liquidity event.

(k)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain resulting from the acquisition of a controlling interest in our previously held equity method investee during 2015, equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, and losses (gains) on foreign currency derivative instruments.

(l)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(m)
Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO.

(n)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million during 2015 (See Note 27 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K).

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
Year ended December 31, 2015 compared to year ended December 31, 2014
The following table was derived from the consolidated statements of operations for the years ended December 31, 2015 and 2014 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2015	2014
Net sales	$4,087.2	$4,361.7
Other revenue	26.1	29.8
Total revenue	4,113.3	4,391.5
Cost of goods sold	2,597.3	2,897.2
Selling, general and administrative expenses	914.8	991.5
Research and development expenses	51.6	49.5
Amortization of acquired intangibles	80.7	83.8
Income from operations	468.9	369.5
Interest expense, net	196.5	217.7
Other expense, net	111.2	115.0
Income before income taxes	161.2	36.8
Provision for income taxes	63.3	2.1
Net income	97.9	34.7
Less: Net income attributable to noncontrolling interests	4.2	7.3
Net income attributable to controlling interests	$93.7	$27.4
Net sales
Net sales decreased $274.5 million, or 6.3%, to $4,087.2 million for the year ended December 31, 2015 compared to net sales of $4,361.7 million for the year ended December 31, 2014. Our net sales decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to unfavorable impacts of currency translation, which reduced net sales by 11.6% due mainly to the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes across all regions, which contributed to net sales growth of 3.9%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 1.4%.
Other revenue
Other revenue decreased $3.7 million, or 12.4%, to $26.1 million for the year ended December 31, 2015 as compared to $29.8 million for the year ended December 31, 2014. This decrease in other revenue was primarily related to the impacts of weakening currencies against the U.S. dollar, which caused a decrease of $5.1 million, or 17.3%.
Cost of sales
Cost of sales decreased $299.9 million, or 10.4%, to $2,597.3 million for the year ended December 31, 2015 compared to $2,897.2 million for the year ended December 31, 2014. The decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014 resulted primarily from a 9.4% decrease associated with currency exchange due to the impact of the weakening Euro and certain currencies within Latin America and Asia. The decrease from currency translation was slightly offset by higher volumes of 3.9%, as well as the impacts of stock-based compensation resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan. Cost of sales as a percentage of net sales decreased from 66.4% for the year ended December 31, 2014 to 63.5% for the year ended December 31, 2015 primarily as a result of reductions associated with our cost-savings initiatives as well as lower raw material prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $76.7 million, or 7.7%, to $914.8 million for the year ended December 31, 2015 compared to $991.5 million for the year ended December 31, 2014. Selling, general and administrative expenses for the year ended December 31, 2015 included $64.4 million of costs related to our 2015 cost-savings initiatives as compared to $127.1 million of costs for the year ended December 31, 2014 associated with our transition-related activities and cost-savings initiatives, resulting in a decrease of $62.7 million over the comparable period. In addition, favorable impacts of currency exchange during the year ended December 31, 2015 contributed to an approximately 10.4% reduction in selling, general and administrative expenses due to the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase in selling expense associated with increased sales volumes as well as an increase of $14.2 million in stock-based compensation for the year ended December 31, 2015, resulting primarily from the impact of the accelerated vesting of all outstanding stock options issued under the 2013 Plan. Further offsetting the decrease compared to the year ended December 31, 2014 was the absence of $14.3 million in gains for the amendments of benefit plans, as well as an increase in spending in 2015 as we focused on opportunities to expand our market presence.
Research and development expenses
Research and development expenses increased $2.1 million, or 4.2%, to $51.6 million for the year ended December 31, 2015 compared to $49.5 million for the year ended December 31, 2014. This increase was driven by additional spending as we focus on developing new and existing coatings products. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles decreased $3.1 million, or 3.7%, to $80.7 million for the year ended December 31, 2015 compared to $83.8 million for the year ended December 31, 2014. This decrease was a result of the impact of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $21.2 million, or 9.7%, to $196.5 million for the year ended December 31, 2015 compared to $217.7 million for the year ended December 31, 2014. Interest expense, net for the year ended December 31, 2015 reflects a full year of interest expense after refinancing our Term Loans in February of 2014 resulting in a benefit of $2.1 million compared to 2014. Additionally, the year ended December 31, 2015 included a full year of the impact of the 25 basis point step-down in interest rates on our Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014 and 2015. Further contributing to the decrease in interest expense over the comparable periods was a decrease of $3.3 million in losses on an interest rate cap on our Euro Term Loan as well as the impacts of the weakening Euro against the U.S. dollar on our Euro borrowings.
Other expense, net
Other expense, net decreased $3.8 million, or 3.3%, to $111.2 million for the year ended December 31, 2015 compared to $115.0 million for the year ended December 31, 2014. This net decrease was the result of various positive and negative drivers. There were net decreases of $18.8 million and $16.6 million as compared to 2014 relating to Acquisition indemnity provisions and management fee expenses, respectively. For the year ended December 31, 2014, there was a $17.8 million loss compared to a $1.0 million gain for the year ended December 31, 2015 resulting from changes in indemnity provisions. Management fee expenses of $16.6 million for the year ended December 31, 2014, including the termination fee of the management agreement, upon the consummation of our IPO did not recur in 2015.
In addition, during the year ended December 31, 2015 there were $5.6 million in gains on derivative instruments associated with our foreign currency contracts compared to $1.4 million in losses during the year ended December 31, 2014, resulting in a $7.0 million decrease. In addition to this decrease, we recognized a gain of $5.4 million for the year ended December 31, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest whereas no similar gain was recognized during the year ended December 31, 2014, thereby resulting in a decrease in other expense, net for the comparable periods.
During the year ended December 31, 2015 our Venezuelan subsidiary was impacted by a significant devaluation of its currency translation rates. This devaluation resulted in an impairment charge of $30.6 million for the year ended December 31, 2015 based on our evaluation of the carrying value associated with our real estate investment.

Exchange losses were $93.7 million during the year ended December 31, 2015 as compared to exchange losses of $81.2 million for the year ended December 31, 2014, resulting in an increase in expense of $12.5 million. This increase was primarily driven by the devaluation of our Venezuelan subsidiary's net monetary assets and liabilities resulting in an increase of $70.2 million over the comparable period. Furthering this increase in expense, was a $24.5 million decrease in gains on our Euro denominated borrowings over the comparable period. The offsetting decrease of $82.2 million was related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary.
Provision for income taxes
We recorded a provision for income taxes of $63.3 million for the year ended December 31, 2015, which represents a 39.3% effective tax rate in relation to the income before income taxes of $161.2 million. The effective tax rate for the year ended December 31, 2015 differs from the U.S. Federal statutory rate by 4.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded a favorable adjustment for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate of $41.4 million. This adjustment was offset by the pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was nondeductible, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $34.4 million, and the impact of non-deductible expenses and interest of $10.4 million.
We recorded a provision for income taxes of $2.1 million for the year ended December 31, 2014, which represents a 5.7% effective tax rate in relation to the income before income taxes of $36.8 million. The effective tax rate for the year ended December 31, 2014 differs from the U.S. Federal statutory rate by 29.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate of $46.7 million and unrecognized tax benefit adjustments primarily related to acquisition tax matters of $44.0 million. These adjustments were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $44.4 million and non-deductible expenses and interest of $29.6 million.

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
Net sales
Historical: Net sales were $4,361.7 million for the Successor year ended December 31, 2014 compared to net sales of $3,951.1 million for the Successor year ended December 31, 2013 and $326.2 million for the Predecessor period January 1, 2013 through January 31, 2013. Our net sales growth in the Successor year ended December 31, 2014 compared to the Successor year ended December 31, 2013 and Predecessor period January 1, 2013 through January 31, 2013 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 2.8%. In addition, volumes contributed 1.2% to net sales growth on stronger performance within North America and Asia, offset slightly by continued weakness in Latin America. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.0% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia and North America.
Pro Forma: Net sales increased $84.4 million, or 2.0%, to $4,361.7 million for the Successor year ended December 31, 2014, as compared to net sales of $4,277.3 million for the Pro Forma year ended December 31, 2013. Our net sales growth in the Successor year ended December 31, 2014 was primarily driven by higher average selling prices in all regions, which contributed to net sales growth of 2.8%. In addition, volumes contributed 1.2% to net sales growth on stronger performance within North America and Asia, offset slightly by continued weakness in Latin America. This net sales growth was partially offset by the unfavorable impacts of currency exchange, which contributed to an approximately 2.0% reduction in net sales due to the impact of weakening currencies in certain jurisdictions within Latin America, Asia and North America.

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
Interest expense, net
Historical: Interest expense, net for the Successor year ended December 31, 2014 of $217.7 million represented a full year of interest costs, including the Refinancing of our Term Loans in February of 2014. Interest expense, net for the Successor year ended December 31, 2013 of $215.1 million represented interest expense incurred during the period associated with our original debt financing for the Acquisition. The increase in 2014 primarily relates to the Successor year ended December 31, 2014 including twelve months of interest expense while the comparable 2013 periods included eleven months due to the timing of the Acquisition. Further contributing to the increase in interest expense were losses incurred on interest rate derivatives for $10.2 million during the Successor year ended December 31, 2014, compared to gains of $0.2 million during the comparable period. These increases were offset by the reduction in interest rates due to the Refinancing in February 2014 of our Senior Credit Facility combined with an additional step-down in interest rates on our term loans in August of 2014. Further offsetting the increases were slight increases in capitalized interest during the Successor year ended December 31, 2014. The impacts of currency exchange did not have a material impact on the comparable periods.
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
We recorded a provision for income taxes of $7.1 million for the Predecessor period ended January 31, 2013 which represents a 45.6% effective tax rate in relation to the income before income taxes of $15.6 million.
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

SEGMENT RESULTS
Year ended December 31, 2015 compared to the year ended December 31, 2014
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Year Ended December 31,
(In millions)	2015	2014
Net Sales
Performance Coatings	$2,385.1	$2,585.0
Transportation Coatings	1,702.1	1,776.7
Total	$4,087.2	$4,361.7
Segment Adjusted EBITDA
Performance Coatings	$539.1	$547.6
Transportation Coatings	328.1	292.9
Total	$867.2	$840.5
Performance Coatings Segment
Net sales decreased $199.9 million, or 7.7%, to $2,385.1 million for the year ended December 31, 2015 compared to net sales of $2,585.0 million for the year ended December 31, 2014. The decrease in net sales for the year ended December 31, 2015 was primarily a result of unfavorable impacts of currency exchange across all regions, which contributed approximately 12.9% to the reduction in net sales. The negative currency exchange impacts were primarily related to the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. The decrease in net sales was partially offset by increases in average selling price, primarily in Latin America, which contributed to an increase of 2.4%. Further offsetting this decrease was an increase in volume across all regions, which contributed to a net sales increase of 2.8%.
Adjusted EBITDA decreased $8.5 million, or 1.6%, to $539.1 million for the year ended December 31, 2015 compared to Adjusted EBITDA of $547.6 million for the year ended December 31, 2014. The decrease in Adjusted EBITDA for the year ended December 31, 2015 was primarily driven by unfavorable impacts of currency exchange across all regions, due mainly to the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. This decrease was partially offset by higher average selling prices primarily within Latin America. Further offsetting the decline were increases driven by higher volumes and lower variable costs. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $3.1 million for the year ended December 31, 2015 as compared to $0.1 million for the year ended December 31, 2014.
Transportation Coatings Segment
Net sales decreased $74.6 million, or 4.2%, to $1,702.1 million for the year ended December 31, 2015 compared to net sales of $1,776.7 million for the year ended December 31, 2014. The decrease in net sales for the year ended December 31, 2015 was primarily driven by unfavorable impacts of currency exchange across all regions, which contributed to an approximately 9.6% reduction in net sales resulting primarily from the impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar. Further contributing to the decline in net sales was a 0.2% decrease in average selling prices primarily within North America, Europe and Asia. The decrease in net sales was partially offset by volume increases primarily within North America and Asia, which contributed to a net sales increase of 5.6%.
Adjusted EBITDA increased $35.2 million, or 12.0%, to $328.1 million for the year ended December 31, 2015 compared to Adjusted EBITDA of $292.9 million for the year ended December 31, 2014. The increase in Adjusted EBITDA for the year ended December 31, 2015 was primarily driven by higher volumes and lower variable costs. This increase was partially offset by unfavorable impacts of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.

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
Pro Forma: Net sales increased $11.5 million, or 0.7%, to $1,776.7 million for the year ended December 31, 2014, as compared to net sales of $1,765.2 million for the Pro Forma year ended December 31, 2013. The increase in net sales for the year ended December 31, 2014 as compared to the Pro Forma year ended December 31, 2013 was primarily driven by higher average selling prices, which contributed to net sales growth of 4.0%. This increase was partially offset by declining volumes primarily concentrated in the Latin America region, which contributed to a net sales decline of 1.4%. Unfavorable currency exchange rates also contributed to a reduction to net sales of 1.9% resulting primarily from the impacts of weakening currencies in certain jurisdictions primarily within Latin America
Adjusted EBITDA increased $74.0 million, or 33.8%, to $292.9 million for the year ended December 31, 2014 as compared to $218.9 million for the Pro Forma year ended December 31, 2013. As a percentage of net sales, Adjusted EBITDA increased to 16.5% from 12.4%. This increase was driven by higher average selling prices as well as lower fixed manufacturing costs, partially resulting from our operational improvement initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2015, availability under the Revolving Credit Facility was $375.1 million, net of $24.9 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At December 31, 2015, we also had $1.9 million in outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $3.1 million.
We or our affiliates, at any time and from time to time, may purchase the Dollar Senior Notes, the Euro Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows
Successor years ended December 31, 2015, 2014 and 2013 and Predecessor period from January 1 through January 31, 2013.

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 through January 31,
(In millions)	2015	2014	2013	2013
Net cash provided by (used for):
Operating activities:
Net income (loss)	$97.9	$34.7	$(218.9)	$8.5
Depreciation and amortization	307.7	308.7	300.7	9.9
Deferred income taxes	(5.0)	(38.2)	(120.8)	9.1
Amortization of financing costs and original issue discount	20.6	21.0	18.4	—
Fair value of acquired inventory sold	1.2	—	103.7	—
Foreign exchange losses	93.7	75.1	48.9	4.5
Bridge financing commitment fees	—	—	25.0	—
Stock-based compensation	30.2	8.0	7.4	—
Asset impairment	30.6	—	—	—
Other non-cash items	13.8	(19.2)	13.2	(3.9)
Net income adjusted for non-cash items	590.7	390.1	177.6	28.1
Changes in operating assets and liabilities	(191.1)	(138.7)	199.2	(65.8)
Operating activities	399.6	251.4	376.8	(37.7)
Investing activities	(164.3)	(178.5)	(5,011.2)	(8.3)
Financing activities	(74.5)	(123.2)	5,098.1	43.0
Effect of exchange rate changes on cash	(57.9)	(26.9)	(4.4)	—
Net increase (decrease) in cash and cash equivalents	$102.9	$(77.2)	$459.3	$(3.0)

Year Ended December 31, 2015 (Successor)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was $399.6 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $590.7 million. This was partially offset by net increases in operating assets and liabilities of $191.1 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $126.7 million due primarily to the mix of credit terms which drove an increase in days sales outstanding and increased inventory builds of $35.2 million to support ongoing operational demands. Cash flows associated with accounts payable and other liabilities of $29.1 million related to payments of normal operating activities incurred in 2014 and paid during 2015.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2015 was $164.3 million. This use was primarily driven by purchases of property, plant and equipment of $138.1 million and acquisitions of $29.6 million (net of cash received), partially offset by a decrease of $1.9 million in restricted cash.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2015 was $74.5 million. The change was primarily driven by repayment of term loans of $127.3 million. These payments were comprised of a $100.0 million prepayment on our Dollar Term Loan made during the year ended December 31, 2015, along with $27.3 million of quarterly principal repayments as required under the Credit Agreement. In addition to these payments, we also paid dividends to non-controlling interests of $4.7 million. Offsetting these payments were cash received from stock option exercises and their associated tax benefits for $72.6 million, and proceeds received from short-term borrowings during the period of $2.0 million.
Year ended December 31, 2014 (Successor)
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was $251.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $390.1 million. This was partially offset by net increases in operating assets and liabilities of $138.7 million. The most significant drivers in working capital were increases in receivables, inventory and other assets of $119.0 million due primarily to increased net sales and inventory builds to support ongoing operational demands compared to the year ended December 31, 2013, as well as reductions of other accrued liabilities of $54.8 million primarily related to the payment of transition-related costs, including restructuring costs, partially offset by a $53.6 million increase in accounts payable.
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
Net Cash Provided by Financing Activities
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
Financial Condition
We had cash and cash equivalents at December 31, 2015 and 2014 of $485.0 million and $382.1 million, respectively. Of these balances, $372.6 million and $264.2 million were maintained in non-U.S. jurisdictions as of December 31, 2015 and 2014, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. See Part I, Item 1A, “Risk Factors-Risks Related to our Indebtedness-To service all of our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.” Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund the transition-related costs and cost-savings initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

The following table details our borrowings outstanding at the periods indicated:

	Year Ended December 31,
(In millions)	2015	2014
Dollar Term Loan	$2,042.5	$2,165.5
Euro Term Loan	428.0	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	274.4	305.3
Short-term and other borrowings	26.5	12.9
Unamortized original issue discount	(14.0)	(18.3)
Deferred financing costs, net	(65.9)	(82.1)
	3,441.5	3,614.3
Less:
Short term borrowings	22.7	12.2
Current portion of long-term borrowings	27.4	27.9
Long-term debt	$3,391.4	$3,574.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, are more fully described in Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At December 31, 2015 and 2014, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $375.1 million and $384.5 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
The following tables detail our borrowings outstanding and the associated interest expense, including amortization of debt issuance costs and debt discounts, and average effective interest rates for such borrowings for the Successor years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31, 2015
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,470.5	4.6%	$112.7
Revolving Credit Facility	—	N/A	3.9
Senior Notes	1,024.4	7.4%	75.4
Short-term and other borrowings	26.5	Various	1.2
Total	$3,521.4		$193.2

	Year Ended December 31, 2014
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,646.5	5.2%	$127.6
Revolving Credit Facility	—	N/A	4.7
Senior Notes	1,055.3	7.5%	78.6
Short-term and other borrowings	12.9	Various	1.4
Total	$3,714.7		$212.3

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015:

	Contractual Obligations Due In:
(In millions)	Total	2016	2017-2018	2019-2020	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
Dollar Term Loan	$2,042.5	$23.0	$46.0	$1,973.5	$—
Euro Term Loan	428.0	4.4	8.8	414.8	—
Senior Notes, consisting of the following:
Dollar Senior Notes	750.0	—	—	—	750.0
Euro Senior Notes	274.4	—	—	—	274.4
Other borrowings (1)	14.5	10.8	2.9	0.4	0.4
Interest payments (1)	789.2	168.0	330.4	241.4	49.4
Operating leases (2)	169.8	39.0	51.1	35.9	43.8
Pension contributions (3)	17.2	17.2	—	—	—
Purchase obligations	68.4	25.9	38.9	3.6	—
Uncertain tax positions, including interest and penalties (4)	—	—	—	—	—
Total	$4,554.0	$288.3	$478.1	$2,669.6	$1,118.0

(1)
Amounts assume that the Senior Secured Credit Facilities and Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events. Other borrowings excludes debt associated with a built-to-suit lease arrangement discussed further in the following note. Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our Dollar Term Loan, Euro Term Loan and the Senior Notes. Future interest payments assume December 31, 2015 interest rates will prevail throughout all future periods. Actual interest payments and repayment amounts may change.

(2)
During the year ended December 31, 2015, we entered into two built-to-suit lease arrangements, commencing after December 31, 2015, which collectively require $98.2 million to be paid over a twenty year period. Due to the uncertainty regarding future timing of cash flows associated with these leases, which are dependent on the construction completion dates, we are unable to reasonably estimate the years in which the lease payments will be made.

(3)
We expect to make contributions to our defined benefit pension plans beyond 2016; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2016.

(4)
As of December 31, 2015, we had approximately $5.4 million of uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2015.

(In millions)
2016	$38.1
2017	29.5
2018	28.1
2019	27.6
2020	2,361.2
Thereafter	1,024.9
Total	$3,509.4

Off Balance Sheet Arrangements
In connection with the Acquisition, we assumed certain obligations under which we directly guarantee various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. As of December 31, 2015 and 2014 these off balance sheet arrangements were not material to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.
No amounts were accrued at December 31, 2015 and 2014.
Recent Accounting Guidance
See Note 4 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting guidance.
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
The fair value of real properties acquired was based on the consideration of their highest and best use in the market. The fair values of property, plant and equipment, other than real properties, were based on the consideration that unless otherwise identified, they will continue to be used "as is" and as part of the ongoing business. In contemplation of the in-use premise and the nature of the assets, the fair value was developed primarily using a cost approach. The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.
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
Goodwill and indefinite-lived intangible assets
As discussed in Note 3 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually as of October 1st. We test goodwill and indefinite-lived intangible assets for impairment by performing a qualitative evaluation. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair values of a reporting unit or asset is less than the respective carrying amounts, including goodwill when testing goodwill for impairment. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required. We may elect to bypass this qualitative assessment for some or all of our reporting units and indefinite-lived intangible assets and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value.
For the 2015 impairment tests of our goodwill and indefinite-lived intangible assets, management concluded that the carrying values equaled or exceeded the respective fair values and no impairments existed.
The inputs utilized in a quantitative analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, Fair Value Measurement. The process of evaluating the potential impairment of goodwill and indefinite-lived intangible assets is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. We believe that the amounts recorded in the financial statements related to goodwill and indefinite-lived intangible assets are based on the best estimates and judgments of the appropriate Axalta management, although actual outcomes could differ from our estimates.
Goodwill is allocated to, and evaluated for impairment at, the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two operating segments - Performance Coatings and Transportation Coatings - that also serve as our reportable segments. We have goodwill allocated to four reporting units. At December 31, 2015, our $928.2 million in total goodwill is allocated to reportable segments as follows: $866.1 million in Performance Coatings and $62.1 million in Transportation Coatings.
Other intangible assets
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 4 to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. Once these assets are fully amortized, they are removed from the balance sheet.
The in-process research and development projects we acquired are considered indefinite-lived intangible assets until the abandonment or completion of the associated research and development efforts. Upon completion of the research and development process, the carrying values of acquired in process research and development projects are reclassified as definite-lived assets and are amortized over their useful lives. If the project is abandoned, we record the write-off as a loss in the statement of operations. During the years ended December 31, 2015 and 2014, we abandoned certain projects with carrying amounts of $0.1 million and $0.1 million, respectively, and recorded losses associated with these projects, which are included as components of amortization of acquired intangibles in the consolidated statements of operations.
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

We evaluated the impacts to our Venezuelan operations caused by the volatility of the economic conditions in Venezuela including the weakening of the Venezuelan bolivar and general uncertainty in the political environment.  At December 31, 2015, we concluded an impairment indicator existed and performed a formal recovery test on our long-lived assets.  The Company utilized forecasted undiscounted cash flows associated with our Venezuelan operations.  Our key assumptions utilized historical performance, our ability to utilize price increases to offset inflation as well as demand expectations for 2016 and beyond. Further, our operations are partially dependent on raw material supplies from Axalta subsidiaries to continue to meet our anticipated demand.  We concluded the carrying amount was recoverable as of December 31, 2015.  We intend to monitor the ability of our Venezuelan subsidiary to effectively operate through maintaining our significant market share and continuing to successfully implement and sustain price increases in periods of change in exchange rates and inflation. The outcome of future changes in economic and political conditions could have a material impact on (1) our ability to accurately predict the impacts of future sustained price increases, (2) timing of changes to inflation or exchange rates and (3) impacts on liquidity and demand from our customers. Changes in any of these assumptions may result in reductions to the estimated future cash flows of our Venezuelan subsidiary resulting in the potential impairment to the carrying amount of the long-lived assets. Such impairment charges could materially impact our results of operations in future periods.
Stock-Based Compensation
Successor periods
During 2013, we granted approximately 4.1 million, 5.7 million and 6.4 million non-qualified, service-based stock options to certain employees with strike prices of $5.92, $8.88 and $11.84 (per share), respectively. During 2014, we granted 1.6 million non-qualified, service-based stock options to certain employees with strike prices of $5.92, $7.21, $8.88 and $11.84 per share. These options were granted under the 2013 Plan and generally vested over a 5-year period. Vesting of the options granted under the 2013 Plan accelerated during 2015 as a result of the April Secondary Offerings made by Carlyle which reduced Carlyle's interest in Axalta to below 50%, triggering a liquidity event (the "Liquidity Event") as defined in the 2013 Plan. Options have lives of no more than ten years.
In 2015, we granted 1.3 million non-qualified, service-based stock options to certain employees and directors under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan (the "2014 Plan") with strike prices between $25.34 and $34.80 per share. Options granted vest ratably over three years and have a life of no more than ten years. In 2015, we also granted 0.9 million shares of restricted stock awards and 0.8 million restricted stock units at fair values between $25.34 and $34.80 with vesting periods over three years. The vesting of restricted stock and restricted stock unit awards granted to certain members of management may be accelerated in the event of the award recipient's termination of service under certain circumstances.
For the years ended December 31, 2015 and 2014, we recorded compensation expense of $30.2 million and $8.0 million, respectively. Compensation expense related to service-based, non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Black-Scholes option pricing model and is being recognized as compensation expense over the service period utilizing graded vesting. Compensation expense related to the restricted stock awards and restricted stock units is equal to the grant-date fair value of the awards determined by the share price on the date of the grant and the number of shares issued. The related expense is being recognized as compensation expense over the service period. At the grant date, we estimated a forfeiture rate of zero due to the limited history and expectations of forfeitures.
The fair value of options granted from 2013 through 2015 and the respective principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Key Assumptions	2015 Grants	2014 Grants	2013 Grants
Expected Term	6.00 years	7.81 years	7.81 years
Volatility	22.19%	28.28%	28.61%
Dividend Yield	—%	—%	—%
Discount Rate	1.79%	2.21%	2.13%
Fair Value of Options Per Share	$6.27 - $8.88	$1.51 - $3.01	$0.95 - $2.01
To estimate the expected stock option term for the $5.92 and $7.21 stock options referred to above, we used the simplified method, as the options strike price equaled the grant date fair value, we were a privately-held company at the grant date and we had no exercise history. Based upon this simplified method, the $5.92 and $7.21 per share stock options have an expected term of 6.5 years. The strike price for the $8.88 and $11.84 per share tranches of options exceeded the fair value at the grant date, which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
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

During 2013, we sold 1.3 million common shares to certain employees at fair value for $7.4 million. Because we were not publicly traded on the purchase dates, the fair value of the stock for the 2013 stock purchases was estimated based upon the Acquisition price as there were no significant changes in operations since the closing date of February 1, 2013. During 2014, we sold 0.3 million common shares at fair value for $2.5 million.
For the 2014 stock awards, we estimated the per share fair value of our common shares using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation" (the "Practice Aid"). In conducting this valuation, we considered the objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

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
Predecessor period
DuPont maintained certain stock-based compensation plans for the benefit of certain of its officers, directors and employees, including, prior to the Acquisition, certain DPC employees. DPC recognized stock-based compensation within the consolidated and combined statement of operations based upon fair values. Total stock-based compensation expense included in the consolidated and combined statement of operations was $0.1 million for the Predecessor period January 1, 2013 through January 31, 2013.
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
The defined benefit obligations for remaining current employees of non-U.S. subsidiaries assumed by us were carved out of defined benefit pension plans retained by DuPont. We have created new defined benefit pension plans for all affected participants.
For multiemployer plans, ASC 805, Business Combinations, requires an obligation to the plan for a portion of its unfunded benefit obligations to be established at the acquisition date when withdrawal from the multiemployer plan is probable. As withdrawal from the DuPont defined benefit pension plan and related transfer of plan assets were required pursuant to the Acquisition Agreement, an estimate of the unfunded benefit obligations was recorded as of the closing date of the Acquisition for certain foreign benefit plans. The plan assets have been directly transferred to the pension trust. Accordingly, assumed defined benefit obligations were presented net of the plan assets transferred by DuPont.
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
The estimated impact of a 100 basis point increase of the discount rate to the net periodic benefit cost for 2016 would result in an increase of $1.0 million, while the impact of a 100 basis point decrease of the discount rate would result in an increase of approximately $0.4 million. The estimated impact of a 100 basis point increase of the expected return on asset assumption on the net periodic benefit cost for 2016 would result in a decrease of approximately $2.0 million, while the impact of a 100 basis point decrease would result in an increase of $2.0 million.
Predecessor period
Certain of DPC’s employees participated in defined benefit pension and other long-term employee benefit plans accounted for in accordance with the guidance for defined benefit pension and other long-term employee benefit plans ASC 715, Compensation—Retirement Benefits. Certain DPC employees were previously covered under DuPont and DuPont subsidiaries’ sponsored plans, which were accounted for in accordance with accounting guidance in ASC 715. The majority of pension and other long-term employee benefit expenses during the Predecessor period were specifically identified by employee. In addition, a portion of expense was allocated in shared entities and reported with cost of goods sold, selling, general and administrative expenses and research and development expenses in the Predecessor consolidated and combined statements of operations. For the U.S. pension plan and other defined benefit plans (the U.S. plans), DuPont considered DPC employees to be part of a multiemployer plan of DuPont. The expense related to the current and former employees of DPC is included in the Predecessor consolidated and combined financial statements. Non U.S. pensions and other long-term employee benefit plans (the non-U.S. plans) were accounted for as single employer plans where DPC recorded assets, liabilities and expenses related to the current DPC workforce.

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
At December 31, 2015, we had a net deferred tax asset balance of $124.6 million, after valuation allowances of $127.8 million. At December 31, 2014, we had a net deferred tax asset balance of $99.0 million, after valuation allowances of $101.9 million. In evaluating the ability to realize deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. At December 31, 2015 and 2014 deferred income taxes of approximately $6.3 million and $8.5 million have been provided on such subsidiary earnings, respectively.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2015 and 2014, the Company had gross unrecognized tax benefits for both domestic and foreign operations of $4.7 million and $5.3 million, respectively.
See Note 14 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.
Predecessor period
During the Predecessor period, we attributed current and deferred income taxes of DuPont to the DPC standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740, Income Taxes. Accordingly, our income tax provision was prepared following the "Separate Return Method." The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, we may not have included in the separate consolidated and combined financial statements of the Predecessor actual tax transactions included in the consolidated financial statements of DuPont. Similarly, the tax treatment of certain items reflected in the separate Predecessor consolidated and combined financial statements may not be reflected in the consolidated financial statements and tax returns of DuPont; therefore, such items as alternative minimum tax, net operating losses, credit carryforwards and valuation allowances may exist in the standalone financial statements that may or may not exist in DuPont’s consolidated financial statements.
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
We account for interest rate swaps related to our existing long-term borrowings as cash flow hedges. The fair values of the derivatives are classified as current and noncurrent in the balance sheet based upon the maturity of the underlying derivative. As of December 31, 2015 and 2014, these balances are classified as noncurrent in the consolidated balance sheet. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The ineffective portions of the changes in fair values of the derivatives are recorded in interest expense in the period ineffectiveness is determined.
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
Predecessor period
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
As the Acquisition and the Financing transactions are reflected in the historical consolidated balance sheet at December 31, 2013 included in the 2014 Annual Report on Form 10-K, our unaudited pro forma consolidated and combined statements of operations only reflect the Acquisition and Financing transactions in the pro forma consolidated and combined statement of operations for the year ended December 31, 2013. Historically, the DPC businesses were managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to DPC and reflected as expenses in the standalone Predecessor combined financial statements. DuPont had historically provided various services to the DPC business, including cash management, utilities and facilities management, information technology, finance/accounting, tax, legal, human resources, site services, data processing, security, payroll, employee benefit administration, insurance administration and telecommunications. The cost of these services were allocated to the Predecessor in the combined financial statements using various allocation methods. See Note 8 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the historical allocations for the period from January 1, 2013 through January 31, 2013.
The unaudited pro forma information set forth below is based upon available information and assumptions that we believe are reasonable. The unaudited pro forma information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our financial condition or results of operations would have been had the above transactions occurred on the dates indicated. The unaudited pro forma information also should not be considered representative of our future financial condition or results of operations. We believe that the unaudited pro forma information provides investors with meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. This unaudited pro forma information should not be considered alternatives to our financial information prepared in accordance with U.S. GAAP.
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

Notes To Unaudited Pro Forma Consolidated and Combined Statement of Operations

The Acquisition
(a) Represents the net pro forma adjustment to cost of sales resulting from the application of acquisition accounting (in millions):

Year ended December 31, 2013
Total increase in depreciation (1)	$7.9
Impact to cost of sales for conforming Predecessor period to weighted average cost flow assumption (2)	(0.2)
Impact to cost of sales for inventory step-up related to the Acquisition (3)	(103.7)
Decrease applicable to cost of goods sold	$(96.0)

(1)	Represents incremental depreciation applicable to purchase price allocation to tangible assets. The allocation of incremental depreciation expense is based on Axalta’s historical classification.
Assumed allocation of purchase price to fair value of property, plant and equipment (in millions):

			Estimated annual depreciation and amortization
	Acquisition Date Fair Value	Estimated useful life	Year ended December 31, 2013
Description:
Property, plant and equipment	$1,705.9	Various	$208.2
Less: Aggregated historical depreciation			(198.1)
			$10.1
Reflected in:
Cost of goods sold			$7.9
Selling, general and administrative expenses			2.2
			$10.1

(2)	Represents the effect of reversing the impact of the LIFO cost flow assumption on the Predecessor period to conform with Successor’s weighted average cost flow assumption

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
As discussed in Note 22 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K, we took additional measures to reduce our cost of borrowing by entering into an amendment to the Senior Secured Credit Facilities as of February 3, 2014. The re-pricing enacted pursuant to the amendment reduced the margin applicable to our cost of borrowing on our Dollar Term Loan from 3.5% to 3.0% for Eurocurrency Rate Loans and from 2.5% to 2.0% for Base Rate Loans and our cost of borrowing under the Euro Term Loan facility from 4.0% to 3.25%. The amendment provides for an additional reduction of these rates by 25 basis points if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. In addition, the LIBOR floor on each term loan was reduced from 1.25% to 1.00% and the base rate floor on the Dollar Term Loan facility was reduced from 2.25% to 2.0%.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. dollar. The majority of our net sales for the Successor years ended December 31, 2015, 2014 and 2013 and the Predecessor period from January 1, 2013 to January 31, 2013 were from operations outside the United States. At December 31, 2015 and 2014, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $164.2 million and $101.1 million, respectively. A hypothetical 10% increase in the value of the US dollar relative to all foreign currencies would have increased the cumulative translation loss by $30.0 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, especially in Latin America, which has historically been subject to considerable foreign currency exchange rate volatility, especially in Venezuela. See further discussion in Note 27 to the consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
In our opinion, the accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Axalta Coating Systems Ltd. and its subsidiaries (Successor) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2015.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.

In our opinion, the accompanying combined statements of operations, of comprehensive income (loss), of changes in DuPont’s net investment in DuPont Performance Coatings and of cash flows for the period from January 1, 2013 through January 31, 2013 present fairly, in all material respects, the results of operations and of cash flows of DuPont Performance Coatings (Predecessor), a business formerly owned by E. I. du Pont de Nemours and Company, for the period from January 1, 2013 through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period from January 1, 2013 through January 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 31, 2014, except for Note 25 to the combined financial statements, as to which the date is August 20, 2014

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)
Statements of Operations
(In millions, except per share data)

	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Net sales	$4,087.2	$4,361.7	$3,951.1	$326.2
Other revenue	26.1	29.8	35.7	1.1
Total revenue	4,113.3	4,391.5	3,986.8	327.3
Cost of goods sold	2,597.3	2,897.2	2,772.8	232.2
Selling, general and administrative expenses	914.8	991.5	1,040.6	70.8
Research and development expenses	51.6	49.5	40.5	3.7
Amortization of acquired intangibles	80.7	83.8	79.9	—
Merger and acquisition related expenses	—	—	28.1	—
Income from operations	468.9	369.5	24.9	20.6
Interest expense, net	196.5	217.7	215.1	—
Bridge financing commitment fees	—	—	25.0	—
Other expense, net	111.2	115.0	48.5	5.0
Income (loss) before income taxes	161.2	36.8	(263.7)	15.6
Provision (benefit) for income taxes	63.3	2.1	(44.8)	7.1
Net income (loss)	97.9	34.7	(218.9)	8.5
Less: Net income attributable to noncontrolling interests	4.2	7.3	6.0	0.6
Net income (loss) attributable to controlling interests	$93.7	$27.4	$(224.9)	$7.9
Basic net income (loss) per share	$0.40	$0.12	$(0.97)
Diluted net income (loss) per share	$0.39	$0.12	$(0.97)
Basic weighted average shares outstanding	233.8	229.3	228.3
Diluted weighted average shares outstanding	239.7	230.3	228.3

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor)
Statements of Comprehensive Income (Loss)
(In millions)

	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Net income (loss)	$97.9	$34.7	$(218.9)	$8.5
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(164.3)	(101.1)	24.3	—
Unrealized gain (loss) on securities	0.3	0.7	(0.9)	0.2
Unrealized gain (loss) on derivatives	(5.5)	(4.6)	5.0	—
Unrealized gain (loss) on pension and other benefit plan obligations	(2.2)	(55.6)	11.0	1.1
Other comprehensive income (loss), before tax	(171.7)	(160.6)	39.4	1.3
Income tax benefit (provision) related to items of other comprehensive income	2.1	18.6	(5.4)	(0.4)
Other comprehensive income (loss), net of tax	(169.6)	(142.0)	34.0	0.9
Comprehensive income (loss)	(71.7)	(107.3)	(184.9)	9.4
Less: Comprehensive income attributable to noncontrolling interests	0.6	2.6	6.0	0.6
Comprehensive income (loss) attributable to controlling interests	$(72.3)	$(109.9)	$(190.9)	$8.8

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$485.0	$382.1
Restricted cash	2.7	4.7
Accounts and notes receivable, net	765.8	820.4
Inventories	530.7	538.3
Prepaid expenses and other	63.6	62.9
Deferred income taxes	69.5	64.5
Total current assets	1,917.3	1,872.9
Property, plant and equipment, net	1,382.9	1,514.1
Goodwill	928.2	1,001.1
Identifiable intangibles, net	1,191.6	1,300.0
Other assets	434.2	482.6
Total assets	$5,854.2	$6,170.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$454.7	$494.5
Current portion of borrowings	50.1	40.1
Deferred income taxes	6.6	7.3
Other accrued liabilities	370.2	404.8
Total current liabilities	881.6	946.7
Long-term borrowings	3,391.4	3,574.2
Accrued pensions and other long-term employee benefits	252.3	306.4
Deferred income taxes	165.5	208.2
Other liabilities	22.2	23.2
Total liabilities	4,713.0	5,058.7
Commitments and contingent liabilities (Note 9)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 237.9 and 229.8 shares issued and outstanding at December 31, 2015 and 2014, respectively	237.0	229.8
Capital in excess of par	1,238.8	1,144.7
Accumulated deficit	(132.8)	(226.5)
Accumulated other comprehensive loss	(269.3)	(103.3)
Total Axalta shareholders’ equity	1,073.7	1,044.7
Noncontrolling interests	67.5	67.3
Total shareholders’ equity	1,141.2	1,112.0
Total liabilities and shareholders’ equity	$5,854.2	$6,170.7

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
(In millions)

	Common Shares	Capital In Excess Of Par	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Successor
Balance December 31, 2012	$—	$—	$(29.0)	$—	$—	$(29.0)
Comprehensive income (loss):
Net income (loss)	—	—	(224.9)	—	6.0	(218.9)
Net unrealized loss on securities, net of tax of $0.0	—	—	—	(0.9)	—	(0.9)
Net realized and unrealized gain on derivatives, net of tax of $1.9	—	—	—	3.1	—	3.1
Long-term employee benefit plans, net of tax of $3.5	—	—	—	7.5	—	7.5
Foreign currency translation	—	—	—	24.3	—	24.3
Total comprehensive income (loss)	—	—	(224.9)	34.0	6.0	(184.9)
Equity contributions	0.1	1,355.3	—	—	—	1,355.4
Recognition of stock-based compensation	—	7.4	—	—	—	7.4
Capitalization of capital in excess of par	229.0	(229.0)	—	—	—	—
Noncontrolling interests of acquired subsidiaries	—	—	—	—	66.7	66.7
Dividends declared to noncontrolling interests	—	—	—	—	(3.8)	(3.8)
Balance December 31, 2013	$229.1	$1,133.7	$(253.9)	$34.0	$68.9	$1,211.8
Comprehensive income (loss):
Net income	—	—	27.4	—	7.3	34.7
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.7	—	0.7
Net realized and unrealized loss on derivatives, net of tax of $1.7	—	—	—	(2.9)	—	(2.9)
Long-term employee benefit plans, net of tax of $16.9	—	—	—	(38.7)	—	(38.7)
Foreign currency translation	—	—	—	(96.4)	(4.7)	(101.1)
Total comprehensive income (loss)	—	—	27.4	(137.3)	2.6	(107.3)
Equity contributions	0.3	2.2	—	—	—	2.5
Recognition of stock-based compensation	—	8.0	—	—	—	8.0
Exercises of stock options	0.4	2.6	—	—	—	3.0
Noncontrolling interests of acquired subsidiaries	—	(1.8)	—	—	(2.0)	(3.8)
Dividends declared to noncontrolling interests	—	—	—	—	(2.2)	(2.2)
Balance December 31, 2014	$229.8	$1,144.7	$(226.5)	$(103.3)	$67.3	$1,112.0
Comprehensive income (loss):
Net income	—	—	93.7	—	4.2	97.9
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.3	—	0.3
Net realized and unrealized loss on derivatives, net of tax of $2.1	—	—	—	(3.4)	—	(3.4)
Long-term employee benefit plans, net of tax of $0.0	—	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	—	—	(160.7)	(3.6)	(164.3)
Total comprehensive income (loss)	—	—	93.7	(166.0)	0.6	(71.7)
Recognition of stock-based compensation	—	30.2	—	—	—	30.2
Exercises of stock options	7.2	63.9	—	—	—	71.1
Noncontrolling interests of acquired subsidiaries	—	—	—	—	4.3	4.3
Dividends declared to noncontrolling interests	—	—	—	—	(4.7)	(4.7)
Balance December 31, 2015	$237.0	$1,238.8	$(132.8)	$(269.3)	$67.5	$1,141.2
The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor) Statements of Cash Flows
(In millions)

	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Operating activities:
Net income (loss)	$97.9	$34.7	$(218.9)	$8.5
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	307.7	308.7	300.7	9.9
Amortization of financing costs and original issue discount	20.6	21.0	18.4	—
Loss on extinguishment and modification of debt	2.5	6.1	—	—
Fair value step up of acquired inventory sold	1.2	—	103.7	—
Bridge financing commitment fees	—	—	25.0	—
Deferred income taxes	(5.0)	(38.2)	(120.8)	9.1
Realized and unrealized foreign exchange losses, net	93.7	75.1	48.9	4.5
Stock-based compensation	30.2	8.0	7.4	—
Asset impairment	30.6	—	—	—
Other non-cash, net	11.3	(25.3)	13.2	(3.9)
Decrease (increase) in operating assets and liabilities:
Trade accounts and notes receivable	(61.1)	(40.2)	(6.4)	25.8
Inventories	(35.2)	(24.7)	33.9	(19.3)
Prepaid expenses and other assets	(65.6)	(54.1)	(90.9)	3.1
Accounts payable	(6.7)	53.6	67.1	(29.9)
Other accrued liabilities	(0.1)	(54.8)	193.1	(43.8)
Other liabilities	(22.4)	(18.5)	2.4	(1.7)
Cash provided by (used for) operating activities	399.6	251.4	376.8	(37.7)
Investing activities:
Business acquisitions (net of cash acquired)	(29.6)	—	(4,827.6)	—
Purchase of property, plant and equipment	(138.1)	(188.4)	(107.3)	(2.4)
Investment in real estate property	—	—	(54.5)	—
Purchase of interest rate cap	—	—	(3.1)	—
Settlement of foreign currency contract	—	—	(19.4)	—
Restricted cash	1.9	(4.7)	—	—
Proceeds from sale of a business	—	17.5	—	—
Other investing	1.5	(2.9)	0.7	(5.9)
Cash used for investing activities	(164.3)	(178.5)	(5,011.2)	(8.3)
Financing activities:
Proceeds from long-term borrowings	—	0.7	3,906.7	—
Proceeds from short-term borrowings	2.0	30.7	38.8	—
Payments on short-term borrowings	(16.9)	(33.8)	(25.3)	—
Payments on long-term debt	(127.3)	(121.1)	(21.3)	—
Payments of deferred financing costs	—	—	(126.0)	—
Bridge financing commitment fees	—	—	(25.0)	—
Dividends paid to noncontrolling interests	(4.7)	(2.2)	(5.2)	—
Equity contribution	—	2.5	1,355.4	—
Proceeds from option exercises and associated tax benefits	72.6	3.0	—	—
Net transfer from DuPont	—	—	—	43.0
Other financing activities	(0.2)	(3.0)	—	—
Cash provided by (used for) financing activities	(74.5)	(123.2)	5,098.1	43.0
Increase (decrease) in cash and cash equivalents	160.8	(50.3)	463.7	(3.0)
Effect of exchange rate changes on cash	(57.9)	(26.9)	(4.4)	—
Cash and cash equivalents at beginning of period	382.1	459.3	—	28.7
Cash and cash equivalents at end of period	$485.0	$382.1	$459.3	$25.7
Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$172.5	$192.0	$171.9	$—
Income taxes, net of refunds	$52.4	$57.0	$83.1	$13.3
Non-cash investing activities:
Accrued capital expenditures	$33.8	$29.4	$35.5	$5.5

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
Axalta is a holding company with no business operations or assets other than primarily cash and cash equivalents and 100% of the ownership interest of Axalta Coating Systems Luxembourg Top S.à r.l. (formerly Axalta Coating Systems Dutch Co. Top Coöperatief U.A.), which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings A B.V. ("Dutch A B.V."), which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B B.V."). Dutch B B.V., together with its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings"), are co-borrowers under the Senior Secured Credit Facilities and co-issuers of the Senior Notes (each as defined below). Our global operations are conducted by indirect wholly-owned subsidiaries and indirect majority-owned subsidiaries.
We are a leading global manufacturer, marketer and distributor of high performance coatings products primarily serving the transportation industry. We have an approximately 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service.
The Acquisition
The purchase price for the Acquisition was funded by (i) an equity contribution of $1,350.0 million into the Company by affiliates of Carlyle (the "Equity Contribution"), (ii) proceeds from borrowings under senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $2,300.0 million Dollar Term Loan facility ("Dollar Term Loan") and a €400.0 million Euro Term Loan facility ("Euro Term Loan"), both of which are due February 1, 2020 and (iii) proceeds from the issuance of $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 and the issuance of €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (collectively the "Senior Notes"). The Senior Secured Credit Facilities and the Senior Notes are more fully described in Note 22.
The Carlyle Offerings
In November 2014, we priced our initial public offering (the "Offering", or the "IPO") in which certain selling shareholders affiliated with The Carlyle Group L.P. and its affiliates ("Carlyle") sold 57,500,000 common shares at a price of $19.50 per share.
In April 2015, we completed a secondary offering (the "Secondary Offering") in which Carlyle sold an aggregate of 46,000,000 common shares at a price of $28.00 per share. In addition, Carlyle sold 20,000,000 common shares in a private placement to an affiliate of Berkshire Hathaway Inc. (together with the Secondary Offering, the "April 2015 Secondary Offerings") for $28.00 per share. Following the April 2015 Secondary Offerings, Carlyle ceased to control a majority of our common shares.
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(2)     BASIS OF PRESENTATION OF THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The accompanying consolidated balance sheets of Axalta at December 31, 2015 and 2014 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2015, 2014 and 2013 are labeled as "Successor". The Successor financial statements for the year ended December 31, 2013 were prepared reflecting acquisition accounting resulting from the Acquisition. Under the acquisition method of accounting, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair market values as of the date of the acquisition, with any purchase price in excess of the net assets acquired recorded as goodwill. The consolidated financial statements for the Successor include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained.
The accompanying DPC combined statements of operations and statements of comprehensive income for the period from January 1, 2013 through January 31, 2013 and consolidated statements of cash flows and of changes in parent company net investment for the period from January 1, 2013 through January 31, 2013 do not include adjustments or transactions attributable to the Acquisition, and are labeled as "Predecessor". As a result of the application of acquisition accounting as of the closing date of the Acquisition, the financial statements for the Successor periods and the Predecessor period are presented on a different basis and are, therefore, not comparable.
During the Predecessor period, DPC operated either as a reportable segment or part of a reportable segment within DuPont; consequently, standalone financial statements were not historically prepared for DPC. The accompanying combined financial statements of DPC have been prepared from DuPont’s historical accounting records and are presented on a standalone basis as if the operations had been conducted independently from DuPont. In this context, prior to pre-acquisition structuring activities occurring in the period from January 1, 2013 through January 31, 2013, no direct ownership relationship existed among all of the various legal entities comprising DPC. Accordingly, DuPont and its subsidiaries’ net investment in these operations is shown in lieu of shareholders’ equity in the Predecessor combined financial statements. The Predecessor combined financial statements include the historical operations of the legal entities that are considered to comprise the DPC business.
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
All of the allocations and estimates in the Predecessor combined financial statements were based on assumptions that management of DuPont and DPC believed were reasonable. However, the Predecessor combined financial statements included herein may not be indicative of the results of operations and cash flows of the Company in the future or if DPC had been a separate, standalone entity during the Predecessor period presented.
Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of Axalta and its subsidiaries and the combined financial statements of DPC have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included.
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
Principles of Consolidation and Combination
The consolidated financial statements of the Successor ("the Successor statements") include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which Axalta, directly or indirectly, owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, Axalta’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated and combined statements of operations and our share of these companies’ stockholders’ equity is included in the accompanying consolidated balance sheet.

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
Inventories of the Predecessor were valued at the lower of cost or market with cost determined by the last-in, first-out ("LIFO") method. The change in valuation of inventories by the Successor did not have a material impact on the consolidated and combined financial statements.
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
Predecessor period
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
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable or realized. For the Successor years ending December 31, 2015, 2014 and 2013 as well as the Predecessor period from January 1, 2013 through January 31, 2013, we have not recognized income associated with recoveries from third parties.

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
We recognize the benefit of an income tax position only if it is "more likely than not" that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income taxes. The current portion of unrecognized tax benefits is included in "Income taxes payable" and the long-term portion is included in the long-term income tax payable in the accompanying consolidated balance sheets.
Predecessor period
For the Predecessor period presented, although DPC was included in the consolidated income tax return of DuPont, DPC’s income taxes are computed and reported under the "separate return method." Use of the separate return method may result in differences when the sum of the amounts allocated to standalone tax provisions are compared with amounts presented in combined financial statements. In that event, related deferred tax assets and liabilities could be significantly different from those presented herein for the Predecessor period. Certain tax attributes, e.g., net operating loss carryforwards, which were reflected in the DuPont consolidated financial statements may or may not exist at the standalone DPC level.
Foreign Currency Translation
Successor periods
The reporting currency is the U.S. dollar. In most cases, our non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the accompanying consolidated balance sheet in Accumulated other comprehensive income (loss).
Gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statement of operations in other expense, net.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Predecessor period
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
Predecessor period
Certain of DPC’s employees participated in defined benefit pension and other long-term employee benefit plans (the Plans) accounted for in accordance with ASC 715, Compensation—Retirement Benefits. Certain DPC employees were previously covered under DuPont and DuPont subsidiaries’ sponsored plans which were accounted for in accordance with accounting guidance in ASC 715. The majority of pension and other long-term employee expenses during the Predecessor period were specifically identified by employee. In addition, a portion of expenses was allocated in shared entities and reported within costs of goods sold, selling, general and administrative and research and development expenses in the combined statements of operations. For the U.S. pension plan and other long-term employee benefit plans (the U.S. plans), DuPont considered DPC employees to be part of a multiemployer plan of DuPont. The expense related to the current and former employees of DPC is included in the Predecessor combined financial statements. Non-U.S. pensions and other long-term employee benefit plans (the non-U.S. plans) were accounted for as single employer plans where DPC recorded assets, liabilities and expenses related to the current DPC workforce.
Stock-Based Compensation
Successor periods
Our stock-based compensation for the Successor period, comprised of Axalta stock options, restricted stock awards and restricted stock units, are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period.
Predecessor period
DuPont maintained certain stock compensation plans for the benefit of certain of its officers, directors and employees, including DPC’s employees in the Predecessor period. DPC accounted for all share-based payments to employees, including grants of stock options, based upon their fair values.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

For additional information on our stock-based compensation plan, see Note 11.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and consist of stock options, restricted stock awards and restricted stock units.
(4)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis. Further clarifying this standard, ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" was released in August 2015 indicating that the SEC staff would not object to an entity deferring and presenting costs related to revolving debt arrangements as an asset. We elected to early adopt this standard during the current year, resulting in impacts to the balance sheets at December 31, 2015 and 2014 of decreases to other assets and long-term borrowings of $65.9 million and $82.1 million, respectively.
Accounting Guidance Issued But Not Yet Adopted
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We intend to early adopt this standard beginning in the first quarter of 2016. The impacts to the accompanying consolidated balance sheet at December 31, 2015 had we elected to early adopt this standard during the current year would have resulted in corresponding reclassifications from current assets and liabilities to non-current assets and liabilities of $62.9 million. The impacts to the accompanying consolidated balance sheet at December 31, 2014 would have resulted in corresponding reclassifications from current assets and liabilities to non-current assets and liabilities of $57.2 million.
In May 2014, the FASB issued ASU 2014-09 (Accounting Standard Codification 606), "Revenue from Contracts with Customers," which sets forth the guidance that an entity should use related to revenue recognition. This standard was originally effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which delayed the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Companies will be allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to this date. We are in the process of assessing the impact the adoption of this ASU will have on our statements of financial position, results of operations and cash flows.
(5)    ACQUISITIONS AND DIVESTITURES
Acquisition of DuPont Performance Coatings
On August 30, 2012, we entered into a purchase agreement with DuPont whereby, Axalta acquired from DuPont and its affiliates certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition") pursuant to which we acquired the assets and legal entities of DPC from DuPont for a final purchase price of $4,907.3 million.
Axalta was formed for the purpose of consummating the Acquisition of DPC. Prior to the Acquisition, we generated no revenue and incurred no expenses other than merger and acquisition costs and debt financing costs in anticipation of the Acquisition.

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

	Year Ended December 31,
(in millions, except per share data)	2013	2012
Net sales	$4,277.3	$4,219.4
Net loss	$(87.1)	$(270.1)
Net loss attributable to controlling interests	$(93.7)	$(274.6)
Net loss per share (Basic and Diluted)	$(0.41)	$—
The 2013 supplemental pro forma net loss was adjusted to exclude $53.1 million ($43.5 million, net of pro forma income tax impact) of acquisition-related costs incurred in 2013 and $123.1 million ($88.6 million, net of pro forma income tax impact) of expense consisting primarily of $103.7 million related to the fair market value adjustment to acquisition-date inventory.
Divestitures
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
(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill for the Successor years ended December 31, 2015 and 2014 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At December 31, 2013	$1,038.8	$74.8	$1,113.6
Acquisition-related adjustments	5.7	0.4	6.1
Divestitures	(4.7)	—	(4.7)
Foreign currency translation	(106.2)	(7.7)	(113.9)
At December 31, 2014	$933.6	$67.5	$1,001.1
Acquisition-related adjustments	17.2	0.7	17.9
Foreign currency translation	(84.7)	(6.1)	(90.8)
December 31, 2015	$866.1	$62.1	$928.2
In March 2015, we purchased an additional 25% interest in a previously held equity method investment. See Note 13 for additional information. In July 2015, we purchased all of the outstanding capital stock of a coatings distribution business with operations in the Netherlands and Belgium. In November 2015, we purchased the assets of a coatings manufacturer with operations in the United States. These acquisitions were not material, individually or in the aggregate, to our consolidated financial statements.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

 Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.0	$(117.2)	$295.8	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	45.2	(8.5)	36.7	14.7
Customer relationships	676.1	(102.1)	574.0	19.3
Non-compete agreements	1.9	(1.2)	0.7	4.6
Total	$1,420.6	$(229.0)	$1,191.6

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$411.8	$(76.3)	$335.5	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	41.8	(5.5)	36.3	14.8
Customer relationships	713.9	(71.3)	642.6	19.4
Non-compete agreements	2.0	(0.8)	1.2	4.6
Total	$1,453.9	$(153.9)	$1,300.0
Activity related to in process research and development projects for the years ended December 31, 2014 and 2015:

In Process Research and Development	Activity
Balance at December 31, 2013	$15.7
Completed	(10.4)
Abandoned	(0.1)
Balance at December 31, 2014	$5.2
Completed	(3.5)
Abandoned	(0.1)
Balance at December 31, 2015	$1.6
In the Successor years ended December 31, 2015, 2014 and 2013, amortization expense for acquired intangibles was $80.7 million, $83.8 million, and $79.9 million respectively. Amortization expense for the Successor years ended December 31, 2015, 2014 and 2013 included losses of $0.1 million, $0.1 million and $3.2 million respectively, associated with abandoned acquired in process research and development projects, all of which was related to the Acquisition.
Amortization expense for the Predecessor period from January 1, 2013 through January 31, 2013 was $2.6 million, which was primarily reported as a reduction in net sales.
The estimated amortization expense related to the identifiable intangible assets for each of the succeeding five years is:

2016	$80.2
2017	$79.9
2018	$79.8
2019	$79.8
2020	$79.8

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
Since the Acquisition date, we have incurred costs associated with involuntary termination benefits associated with corporate-related initiatives associated with our transition and cost-saving opportunities related to the separation from DuPont as well as our Fit For Growth and Axalta Way initiatives. During the Successor years ended December 31, 2015, 2014 and 2013 we incurred restructuring costs of $31.9 million, $8.5 million and $120.7 million respectively. These amounts are recorded within selling, general, and administrative expenses in the consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 18 months from the balance sheet date.
The following table summarizes the activity related to the restructuring reserves, recorded within other accrued liabilities, and expenses for the Successor years ended December 31, 2013, 2014 and 2015:

Balance at February 1, 2013	$0.5
Expense recorded	120.7
Payments made	(23.7)
Foreign currency translation	0.9
Balance at December 31, 2013	$98.4
Expense recorded	8.5
Payments made	(51.6)
Foreign currency translation	(6.8)
Balance at December 31, 2014	$48.5
Expense recorded	31.9
Payments made	(33.8)
Foreign currency translation	(5.3)
Balance at December 31, 2015	$41.3
Predecessor Period
There was no expense recorded during the Predecessor period from January 1, 2013 through January 31, 2013 associated with restructuring.
(8)    RELATIONSHIP WITH DUPONT
Predecessor Period
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
Allocated Corporate Costs
The Predecessor combined financial statements include significant transactions with DuPont involving leveraged functional services (such as information systems, accounting, other financial services, purchasing and legal) and general corporate expenses that were provided to DPC by centralized DuPont organizations. Throughout the Predecessor period covered by the combined financial statements of DPC, the costs of these leveraged functions and services were directly charged or allocated to DPC using methods management believes were reasonable. The methods for directly charging specifically identifiable functions and services to DPC included negotiated usage rates and dedicated employee assignments. The method for allocating shared leveraged functional services to DPC was based on proportionate formulas involving controllable fixed costs and in certain instances was allocated to DPC based on demand. Controllable fixed costs are fixed costs less depreciation and amortization and non-recurring transactions. The methods for allocating general corporate expenses to DPC were based on revenue. However, the expenses reflected in the Predecessor combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if DPC had operated as a separate, standalone entity.
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
Purchases from and Sales to Other DuPont Businesses
During the Predecessor period, DPC purchased materials (Titanium Dioxide and DuPont Sontara® maintenance wipes) from DuPont and its non-DPC businesses.
Purchases include the following amounts:

Predecessor
Period from January 1, 2013 through January 31, 2013
DPC purchases of products from other DuPont businesses	$7.9
There were no material sales to other DuPont businesses during the period covered by the Predecessor combined financial statements.

(9)	COMMITMENTS AND CONTINGENCIES
Guarantees
In connection with the Acquisition, we assumed certain obligations which directly guarantee various debt obligations under agreements with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies. No amounts were accrued at December 31, 2015 and 2014.
Operating Lease Commitments
We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreement. Net rental expense under operating leases were $48.2 million, $61.6 million and $50.0 million for the Successor years ended December 31, 2015, 2014 and 2013, respectively. Net rental expense under operating leases was $4.6 million for the Predecessor period from January 1, 2013 through January 31, 2013.
At December 31, 2015, future minimum payments under noncancelable operating leases were as follows over each of the next five years and thereafter:

Operating Leases
2016	$39.0
2017	27.8
2018	23.3
2019	16.8
2020	19.1
Thereafter	43.8
Total minimum payments	$169.8

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
The potential effects, if any, on the financial statements of Axalta will be recorded in the period in which these matters are probable and estimable, and such effects could be material.
In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the financial statements of Axalta.
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
The defined benefit obligations for remaining current employees of non-U.S. subsidiaries assumed by Axalta were carved out of defined benefit pension plans retained by DuPont, where required. We created new defined benefit pension plans for all effected participants. The Acquisition Agreement required DuPont to transfer assets generally in the form of cash, insurance contracts or marketable securities from DuPont’s funded defined benefit pension plans to our defined benefit pension plans.
During the Predecessor period, DuPont had accounted for the benefit obligations of all the defined benefit plans as though the employees were participants in a multiemployer plan in the Predecessor period. For multiemployer plans, ASC 805, Business Combinations, requires an obligation to the plan for a portion of its unfunded benefit obligations to be established at the acquisition date when withdrawal from the multiemployer plan is probable. As withdrawal from the DuPont defined benefit pension plan and related transfer of plan assets was required pursuant to the Acquisition Agreement, an estimate of the unfunded benefit obligations were recorded as of the Acquisition date. All plan assets, where applicable, have been directly transferred to the respective plans' pension trusts. Accordingly, assumed defined benefit obligations are presented net of the plan assets.
Other Long-Term Employee Benefits
We also assumed in connection with the Acquisition certain long-term employee health care and life insurance benefits for certain eligible employees. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees.
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
For the non-U.S. plans, the Predecessor combined financial statements were prepared as though the DPC employees who participated in the non-U.S. plans were considered separate plans. As such a portion of DuPont’s liabilities, assets and expenses were included in the Predecessor combined financial statements.

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
Other Long-Term Employee Benefits
DuPont and certain subsidiaries provided medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits were unfunded and the cost of the approved claims was paid from DuPont funds. Essentially all of the cost and liabilities for these retiree benefit plans were attributable to DuPont’s U.S. plans. The retiree medical plan was contributory with pensioners and survivors’ contributions adjusted annually to achieve a 50/50 target sharing of cost increases between DuPont and pensioners and survivors. In addition, limits were applied to DuPont’s portion of the retiree medical cost coverage. U.S. employees hired after December 31, 2006 were not eligible to participate in the postretirement medical, dental and life insurance plans.
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

		Predecessor
Plan Name	EIN/Pension Number	January 1, 2013 through January 31, 2013
DuPont Pension and Retirement Plan	51-0014090/001	$4.2
All Other Plans		$0.7

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Obligations and Funded Status
The measurement date used to determine defined benefit and other long-term employee benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the Successor years ended December 31, 2015 and 2014 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2015 and 2014 for the Company’s defined benefit pension and other long-term benefit plans:

	Defined Benefits		Other Long-Term Employee Benefits
	Successor		Successor
	Year Ended December 31,		Year Ended December 31,
Obligations and Funded Status	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$613.1	$603.0	$0.1	$4.6
Service cost	12.0	15.4	—	0.1
Interest cost	16.9	22.9	—	0.1
Participant contributions	0.9	1.0	—	—
Actuarial losses (gains)—net	(12.0)	85.8	—	1.1
Plan curtailments and settlements	(4.7)	(16.3)	(0.1)	—
Benefits paid	(27.4)	(30.1)	—	—
Amendments	2.7	(4.3)	—	(5.7)
Currency translation adjustment	(59.8)	(64.3)	—	(0.1)
Projected benefit obligation at end of year	541.7	613.1	—	0.1
Change in plan assets:
Fair value of plan assets at beginning of year	294.5	281.3	—	—
Actual return on plan assets	6.0	26.5	—	—
Employer contributions	31.1	40.9	0.1	—
Participant contributions	0.9	1.0	—	—
Benefits paid	(27.4)	(30.1)	—	—
Settlements	(4.7)	(2.7)	(0.1)	—
Currency translation adjustment	(22.0)	(22.4)	—	—
Fair value of plan assets at end of year	278.4	294.5	—	—
Funded status, net	$(263.3)	$(318.6)	$—	$(0.1)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$0.2	$0.1	$—	$—
Other accrued liabilities	(11.2)	(12.4)	—	—
Accrued pension and other long-term employee benefits	(252.3)	(306.3)	—	(0.1)
Net amount recognized	$(263.3)	$(318.6)	$—	$(0.1)
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2015 and 2014. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Successor
	Year Ended December 31,
	2015	2014
ABO	$500.1	$559.4
Plans with PBO in excess of plan assets:
PBO	$537.1	$606.2
ABO	$495.7	$553.2
Fair value plan assets	$273.7	$287.5
Plans with ABO in excess of plan assets:
PBO	$532.0	$602.0
ABO	$492.7	$550.9
Fair value plan assets	$270.3	$285.1
The pre-tax amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss include the following:

Defined Benefits:	Successor
	Year Ended December 31,
	2015	2014
Accumulated net actuarial losses	$(48.3)	$(52.6)
Accumulated prior service credit	1.5	4.3
Total	$(46.8)	$(48.3)

Other Long-Term Employee Benefits:	Successor
	Year Ended December 31,
	2015	2014
Accumulated net actuarial losses	$—	$(0.4)
Accumulated prior service credit	—	4.1
Total	$—	$3.7
The accumulated net actuarial losses for pensions and other long-term employee benefits relate primarily to differences between the actual net periodic expense and the expected net periodic expense resulting from differences in the significant assumptions, including return on assets, discount rates, compensation and healthcare trends, used in these estimates. For individual plans in which the accumulated net actuarial losses exceed 10% of the higher of the market value of plan assets or the PBO at the beginning of the year, amortization of such excess has been included in net periodic benefit costs for pension and other long-term employee benefits. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service credit is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The estimated pre-tax amounts that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 for the defined benefit plans and other long-term employee benefit plans is as follows:

	2016
	Defined Benefits	Other Long-Term Employee Benefits
Amortization of net actuarial losses	$(0.4)	$—
Amortization of prior service credit	0.1	—
Total	$(0.3)	$—
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for the Successor years ended December 31, 2015, 2014, and 2013 and the Predecessor period from January 1, 2013 through January 31, 2013.

	Pension Benefits
	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Components of net periodic benefit cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit cost:
Service cost	$12.0	$15.4	$17.0	$1.6
Interest cost	16.9	22.9	21.2	1.8
Expected return on plan assets	(14.6)	(14.8)	(11.9)	(1.9)
Amortization of actuarial (gain) loss, net	0.4	(0.3)	—	1.1
Amortization of prior service credit	(0.1)	—	—	—
Curtailment gain	—	(7.3)	—	—
Settlement loss	0.5	0.1	—	—
Net periodic benefit cost	15.1	16.0	26.3	2.6
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss, net	(3.4)	60.6	(10.6)	—
Amortization of actuarial gain (loss), net	(0.4)	0.3	—	(1.1)
Prior service (credit) cost	2.7	(4.3)	(0.4)	—
Amortization of prior service credit	0.1	—	—	—
Curtailment gain	—	7.3	—	—
Settlement loss	(0.5)	(0.1)	—	—
Other adjustments	—	(4.9)	0.6	—
Total (gain) loss recognized in other comprehensive income	(1.5)	58.9	(10.4)	(1.1)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$13.6	$74.9	$15.9	$1.5

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

	Other Long-Term Employee Benefits
	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Components of net periodic benefit (gain) cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit (gain) cost:
Service cost	$—	$0.1	$0.2	$—
Interest cost	—	0.1	0.2	—
Amortization of actuarial loss, net	—	0.1	—	—
Amortization of prior service credit	(3.7)	(1.4)	—	—
Settlement loss	0.3	—	—	—
Net periodic benefit (gain) cost	(3.4)	(1.1)	0.4	—
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	—	(4.6)	(0.7)	—
Amortization of actuarial gain (loss)	—	(0.1)	—	—
Prior service benefit	—	—	—	—
Amortization of prior service credit	3.7	1.4	—	—
Settlement loss	(0.3)	—	—	—
Other adjustments	0.3	—	0.1	—
Total (gain) loss recognized in other comprehensive income	3.7	(3.3)	(0.6)	—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$0.3	$(4.4)	$(0.2)	$—
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost:

	Successor
	2015	2014	2013
Pension Benefits
Weighted-average assumptions:
Discount rate to determine benefit obligation	3.05%	3.23%	4.11%
Discount rate to determine net cost	3.23%	4.11%	4.15%
Rate of future compensation increases to determine benefit obligation	3.03%	3.57%	3.52%
Rate of future compensation increases to determine net cost	3.57%	3.52%	3.69%
Rate of return on plan assets to determine net cost	5.21%	5.23%	5.22%

	Successor
	2015	2014	2013
Other Long-Term Employee Benefits
Weighted-average assumptions:
Discount rate to determine benefit obligation	—%	1.50%	4.80%
Discount rate to determine net cost	1.50%	4.80%	4.20%
Rate of future compensation increases to determine benefit obligation	—	—	—%
Rate of future compensation increases to determine net cost	—	—	—%
The discount rates used reflect the expected future cash flow based on plan provisions, participant data and the currencies in which the expected future cash flows will occur. For the majority of our defined benefit pension obligations, we utilize prevailing long-term high quality corporate bond indices applicable to the respective country at the measurement date. In countries where established corporate bond markets do not exist, we utilize other index movement and duration analysis to determine discount rates. The long-term rate of return on plan assets assumptions reflect economic assumptions applicable to each country and assumptions related to the preliminary assessments regarding the type of investments to be held by the respective plans.
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2016	$28.3
2017	$25.5
2018	$26.8
2019	$30.0
2020	$26.9
2021—2025	$166.1
There are no future benefit payments expected to be paid for other long-term employee benefits as this plan was effectively settled at December 31, 2015.
Plan Assets
The defined benefit pension plans for our subsidiaries represent single-employer plans and the related plan assets are invested within separate trusts. Each of the single-employer plans is managed in accordance with the requirements of local laws and regulations governing defined benefit pension plans for the exclusive purpose of providing pension benefits to participants and their beneficiaries. Pension plan assets are typically held in a trust by financial institutions. Our asset allocation targets established are intended to achieve the plan’s investment strategies.

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
The Company’s investment strategy in pension plan assets is to generate earnings over an extended time to help fund the cost of benefits while maintaining an adequate level of diversification for a prudent level of risk. The table below summarizes the weighted average actual and target pension plan asset allocations at December 31 for all funded Axalta defined benefit plans.

Asset Category	2015	2014	Target Allocation
Equity securities	30-35%	35-40%	30-35%
Debt securities	35-40%	35-40%	35-40%
Real estate	0-5%	0-1%	0-5%
Other	20-25%	20-25%	20-25%

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 3, at December 31, 2015 and 2014, respectively.

	Fair value measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2.8	$2.8	$—	$—
U.S. equity securities	23.6	23.6	—	—
Non-U.S. equity securities	70.3	69.8	0.4	0.1
Debt—government issued	64.8	53.0	11.8	—
Debt—corporate issued	44.4	37.7	4.5	2.2
Hedge Funds	0.2	0.2	—	—
Private market securities	63.8	0.4	0.1	63.3
Real estate investments	8.5	—	—	8.5
Total	$278.4	$187.5	$16.8	$74.1

	Fair value measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.4	$4.4	$—	$—
U.S. equity securities	16.1	16.1	—	—
Non-U.S. equity securities	79.2	78.7	0.4	0.1
Debt—government issued	36.9	36.3	0.6	—
Debt—corporate issued	55.3	53.0	—	2.3
Hedge Funds	0.2	0.1	0.1	—
Private market securities	63.2	0.1	0.1	63.0
Real estate investments	0.4	—	—	0.4
	255.7	$188.7	$1.2	$65.8
Pension trust receivables	38.8
Total	$294.5

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, real estate investments, and other debt and equity investments. The fair values of our insurance contracts are determined based on the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Our real estate investments are primarily comprised of investments in commercial property funds externally valued using third party pricing methodologies, which are not actively traded on public exchanges. Debt and equity investments consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below present a roll forward of activity for these assets for the years ended December 31, 2015 and 2014.

	Level 3 assets
	Total	Private market securities	Debt and Equity	Real estate investments
Ending balance at December 31, 2013	$59.6	$59.3	$—	$0.3
Realized (loss)	—	—	—	—
Change in unrealized gain	0.2	—	—	0.2
Purchases, sales, issues and settlements	6.0	3.7	2.4	(0.1)
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2014	$65.8	$63.0	$2.4	$0.4
Realized (loss)	—	—	—	—
Change in unrealized gain	(5.2)	(5.2)	(0.1)	0.1
Purchases, sales, issues and settlements	13.5	5.5	—	8.0
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2015	$74.1	$63.3	$2.3	$8.5
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. The expected long-term rate of return on assets was 5.21% for 2015. For 2016, the expected long-term rate of return is 4.75%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2015 we expect to contribute $17.2 million to our defined benefit plans during 2016. No plan assets are expected to be returned to the Company in 2016. No contributions to our other long-term employee benefit plans are expected during 2016 as the plan was effectively settled at December 31, 2015
Defined Contribution Plans
The Company sponsors defined contribution plans in both its US and non-US subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $36.7 million and $35.9 million for the Successor years ended December 31, 2015 and 2014, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(11)    STOCK-BASED COMPENSATION
Successor period
During the years ended December 31, 2015, 2014 and 2013, we recognized $30.2 million, $8.0 million and $7.4 million, respectively, in stock-based compensation expense. Included in the $30.2 million of stock-based compensation expense recorded during the year ended December 31, 2015 was $8.2 million of stock-based compensation expense attributable to accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd 2013 Equity Incentive Plan (the "2013 Plan"), as a result of the April 2015 Secondary Offerings which reduced Carlyle's interest in Axalta to below 50%, triggering a liquidity event (the "Liquidity Event") as defined in the 2013 Plan.
We recognized a tax benefit on stock-based compensation of $10.7 million, $2.8 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based compensation expense is primarily allocated to costs of goods sold and selling, general and administrative expenses on the consolidated statement of operations.
Description of Equity Incentive Plan
In 2013, Axalta’s Board of Directors approved the 2013 Plan which reserved an aggregate of 19,839,143 common shares of the Company for issuance to employees, directors and consultants. The 2013 Plan provided for the issuance of stock options, restricted stock or other stock-based awards. No further awards may be granted pursuant to the 2013 Plan.
In 2014, Axalta's Board of Directors approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan (the "2014 Plan") which reserved an aggregate 11,830,000 shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. All awards granted pursuant to the 2014 Plan must be must be authorized by the Board of Directors of Axalta or a designated committee thereof. Our Board of Directors has generally delegated responsibility for administering the 2014 Plan to our Compensation Committee.
The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans.
In 2013, we granted approximately 4.1 million, 5.7 million and 6.4 million in non-qualified stock options to certain employees with strike prices of $5.92, $8.88 and $11.84 per share, respectively. During 2014, we granted 1.6 million non-qualified, service-based stock options to certain employees and directors with strike prices of $5.92, $7.21, $8.88 and $11.84 per share. Options granted under the 2013 Plan in 2013 and 2014 were assigned a 4.4 to 5 years vesting period; however, vesting was accelerated as a result of the Liquidity Event. Option life cannot exceed ten years.
In 2015, we granted 1.3 million non-qualified, service-based stock options to certain employees and directors under the 2014 Plan with strike prices between $25.34 and $34.80 per share. Options granted under the 2014 Plan vest ratably over three years and have a life of no more than ten years. We also granted 0.9 million shares of restricted stock awards and 0.8 million restricted stock units at fair values between $25.34 and $34.80.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair values of options granted in 2015, 2014 and 2013 were $8.15, $1.92 and $1.38 per share, respectively. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2015 Grants	2014 Grants	2013 Grants
Expected Term	6.00 years	7.81 years	7.81 years
Volatility	22.19%	28.28%	28.61%
Dividend Yield	—	—	—
Discount Rate	1.79%	2.21%	2.13%

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

For the 2015 option grants, the market value of the stock is the closing price of the stock on the date of grant. For the 2014 stock awards, we estimated the per share fair value of our common stock using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation" (the "Practice Aid"). In conducting this valuation, we considered objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

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
For the 2013 grants, the fair value of the stock was estimated based upon the Acquisition transaction since the Company was not publicly traded at that time and there had been no significant changes in operations since the closing date of February 1, 2013.
To estimate the expected stock option term for the $5.92 and $7.21 stock options referred to above, we used the simplified method as the options strike price equaled the grant date fair value and Axalta, a privately-held company, had no exercise history. Based upon this simplified method the $5.92 and $7.21 per share stock options have an expected term of 6.5 years. The strike price for the $8.88 per share and $11.84 per share tranches of options exceeded fair value at the grant date which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
The expected term assumptions used for the 2015 grants were also determined using the simplified method and resulted in an expected term of 6.0 years.
We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for outstanding grants is based upon the peer group since the Company was either privately-held at the date of grant or had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve.
The exercise price and market value per share amounts presented above were as of the date the stock options were granted.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

A summary of stock option award activity as of December 31, 2015 and changes during the year then ended, is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	17.1	$9.38
Granted	1.3	$31.61
Exercised	(7.3)	$8.97
Forfeited	(0.1)	$17.07
Outstanding at December 31, 2015	11.0	$12.19
Vested and expected to vest at December 31, 2015	11.0	$12.19	$165.8	7.81
Exercisable at December 31, 2015	9.8	$9.68	$165.6	7.61
Cash received by the company upon exercise of options in 2015 was $63.9 million. The tax benefit related to these exercises is $57.3 million. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market. The intrinsic value of options exercised in 2015 was $166.8 million. The intrinsic value of options exercised in 2014 were not material and there were no exercises in 2013.
The fair value of shares vested during 2015 and 2014 was $24.3 million and $4.5 million, respectively.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At December 31, 2015 and 2014, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures. Total forfeitures for the year ended December 31, 2015 were 0.1 million.
At December 31, 2015, there was $6.4 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.4 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During year ended December 31, 2015, we issued 1.7 million shares of restricted stock awards and restricted stock units with an average grant price of $32.22 per share. A portion of these awards vests ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods and are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.
A summary of restricted stock and restricted stock unit award activity as of December 31, 2015 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2015	—	$—
Granted	1.7	$32.22
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2015	1.7	$32.22
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At December 31, 2015, the Company has estimated its annual forfeiture rate at 0% due to its limited history and expectations of forfeitures.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

At December 31, 2015, there was $38.2 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 2.4 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
Predecessor period
DuPont maintained certain stock-based compensation plans for the benefit of certain of its officers, directors’ and employees, including, prior to the Acquisition, certain DPC employees. DPC recognized stock-based compensation within the combined statement of operations based upon fair values.
Total stock-based compensation expense included in the combined statement of operations was $0.1 million for the Predecessor period from January 1, 2013 through January 31, 2013.
(12)    RELATED PARTY TRANSACTIONS
The Carlyle Group L.P. and its affiliates ("Carlyle")
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle pursuant to which Carlyle Investment provided certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the Successor year ended December 31, 2014, we recorded expense of $3.2 million in regular monthly management fees and out of pocket costs as well as a $13.4 million pre-tax charge related to the termination of the agreement upon completion of the IPO. As a result of this agreement termination, no expense was recorded during the Successor year ended December 31, 2015.
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
Service King Collision Repair
Service King Collision Repair, a portfolio company of funds affiliated with Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the Successor year ended December 31, 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $4.0 million and $2.0 million for the Successor years ended December 31, 2014 and 2013, respectively. During the Predecessor period from January 1, 2013 through January 31, 2013 sales to Service King Collision Repair were immaterial.
Other
A director of the Company is the Chairman and Chief Executive Officer of an international management consulting firm focused on the automotive and industrial sectors. In connection with the Acquisition, we incurred consulting fees and expenses from the consulting firm of approximately $2.1 million, of which $0.1 million was incurred in the Successor year ended December 31, 2013 and the remainder was incurred in prior years. As part of the compensation for the consulting services, we granted the consulting firm a stock option award to purchase up to 352,143 of our common shares which had a fair value of approximately $0.5 million.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(13)    OTHER EXPENSE, NET

	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Exchange losses, net	$93.7	$81.2	$48.9	$4.5
Management fees and expenses	—	16.6	3.1	—
Impairment of real estate investment	30.6	—	—	—
Indemnity (gains) losses associated with the Acquisition	(1.0)	17.8	—	—
Financing fees and debt extinguishment	2.5	6.1	—	—
Other miscellaneous income, net	(14.6)	(6.7)	(3.5)	0.5
Total	$111.2	$115.0	$48.5	$5.0
Our net exchange losses for the Successor years ended December 31, 2015, 2014 and 2013 consisted of remeasurement losses primarily related to intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary. These remeasurements of the intercompany transactions were partially offset by gains on our Euro borrowings. Net exchange losses also include the impacts of remeasurement losses related to the remeasurement of the net monetary assets of our Venezuelan subsidiary, as discussed in further detail in Note 27.
Other miscellaneous income, net included a gain for the Successor year ended December 31, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. Also included in other miscellaneous income, net for the Successor year ended December 31, 2015 was the recognition of a $5.6 million gain on derivative contracts compared to a $1.4 million loss for the year ended Successor December 31, 2014.
(14)    INCOME TAXES
Domestic and Foreign Components of Income (Loss) Before Income Taxes

	Successor			Predecessor
	Year Ended December 31,			Period from January 1, 2013 through January 31,
	2015	2014	2013	2013
Domestic	$(19.4)	$(8.8)	$(153.8)	$(1.5)
Foreign	180.6	45.6	(109.9)	17.1
Total	$161.2	$36.8	$(263.7)	$15.6

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Provision (Benefit) for Income Taxes

	Successor
	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$19.2	$19.2	$—	$(2.1)	$(2.1)	$—	$(43.7)	$(43.7)
U.S. state and local	3.1	8.6	11.7	2.0	(2.9)	(0.9)	2.3	(2.5)	(0.2)
Foreign	65.2	(32.8)	32.4	38.3	(33.2)	5.1	73.7	(74.6)	(0.9)
Total	$68.3	$(5.0)	$63.3	$40.3	$(38.2)	$2.1	$76.0	$(120.8)	$(44.8)

	Predecessor
	Period from January 1, 2013 through January 31, 2013
	Current	Deferred	Total
U.S. federal	$(8.8)	$7.0	$(1.8)
U.S. state and local	0.1	(0.2)	(0.1)
Foreign	6.7	2.3	9.0
Total	$(2.0)	$9.1	$7.1
Reconciliation to US Statutory Rate

	Successor						Predecessor
	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013		Period from January 1 2013 through January 31, 2013
Statutory U.S. federal income tax rate(1)	$56.4	35.0%	$12.9	35.0%	$(92.3)	35.0%	$5.5	35.0%
Foreign income taxed at rates other than 35%	(41.4)	(25.6)	(46.7)	(127.0)	(36.6)	13.9	1.0	6.6
Changes in valuation allowances	34.4	21.3	44.4	120.9	55.0	(20.9)	1.4	8.9
Foreign exchange gain (loss), net	(10.5)	(6.5)	8.7	23.7	8.7	(3.3)	0.5	3.1
Unrecognized tax benefits(2)	0.4	0.3	(44.0)	(119.7)	35.1	(13.2)	—	—
Foreign taxes	5.8	3.6	1.2	3.3	8.9	(3.4)	—	—
Non-deductible interest	4.9	3.0	15.4	41.9	6.4	(2.4)	—	—
Non-deductible expenses	5.5	3.4	14.2	38.6	19.4	(7.4)	—	—
Tax credits	(5.5)	(3.4)	(5.1)	(13.8)	(1.6)	0.6	—	—
Venezuela impairment	10.7	6.6	—	—	—	—	—	—
Capital loss(3)	—	—	—	—	(46.7)	17.7	—	—
U.S. state and local taxes, net	8.1	5.0	—	—	(0.2)	0.1	—	—
Other - net	(5.5)	(3.4)	1.1	2.8	(0.9)	0.3	(1.3)	(8.0)
Total income tax provision (benefit) / effective tax rate	$63.3	39.3%	$2.1	5.7%	$(44.8)	17.0%	$7.1	45.6%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)
Within this amount, the Company released and recorded an unrecognized tax benefit of $21.1 million related to non-deductible interest and debt acquisition costs in 2014 and 2013. These adjustments were fully offset by changes in the valuation allowance.

(3)	In 2013, the Company recognized a tax benefit of $46.7 million related to a capital loss, which is fully offset by a $46.7 million increase to the valuation allowance.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Deferred Tax Balances	Successor
	Year Ended December 31,
	2015	2014
Deferred tax asset
Tax loss, credit and interest carryforwards	$227.4	$198.5
Goodwill and intangibles	93.6	90.8
Compensation and employee benefits	93.8	92.5
Accruals and other reserves	30.4	58.4
Other	12.1	—
Total deferred tax assets	457.3	440.2
Less: Valuation allowance	(127.8)	(101.9)
Net deferred tax assets	329.5	338.3
Deferred tax liabilities
Property, Plant & Equipment	(191.5)	(215.0)
Equity Investment & Other Securities	(0.5)	(2.2)
Unremitted earnings	(6.3)	(8.5)
Long-Term Debt	(6.6)	(8.1)
Other	—	(5.5)
Total deferred tax liabilities	(204.9)	(239.3)
Net deferred tax asset	$124.6	$99.0

Current asset	$69.5	$64.5
Current liability	(6.6)	(7.3)
Non-current assets	227.2	250.0
Non-current liability	(165.5)	(208.2)
Net deferred tax asset	$124.6	$99.0
At December 31, 2015, the Company had $144.4 million of net operating and capital loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $76.4 million have indefinite carryforward periods, and the remaining $68.0 million are subject to expiration between the years 2018 through 2025.
In the U.S., there were approximately $86.3 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $4.2 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2035. Tax credit carryforwards at December 31, 2015 amounted to $19.6 million subject to expiration between the years 2019 and 2035. Interest carryforwards at December 31, 2015 of $16.8 million have an indefinite carryforward period. Utilization of our net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
Of the net operating loss, tax credit and interest carryforwards (tax-effected), $43.9 million has not been benefited, as it relates to the windfall tax benefit on stock compensation that occurred in 2015 which has not reduced income taxes payable. If realized, the unrecorded net operating loss carryforwards will be recognized as a benefit through equity. We have adopted a “with and without” approach with regards to windfall tax benefits from stock based compensation.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

At December 31, 2014, the Company had $118.3 million of net operating and capital loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $78.2 million have indefinite carryforward periods, and the remaining $40.1 million are subject to expiration between the years 2019 through 2026. In the U.S., there were approximately $53.2 million of federal net operating loss carryforwards (tax effected) subject to expirations in years beyond 2032, and $2.5 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2034. Tax credit carryforwards at December 31, 2014, amounted to $11.6 million, of which $0.6 million is subject to expiration in 2016. The remaining tax credit carryforwards expire between the years 2018 and 2034. Interest carryforwards at December 2014, amounted to $12.9 million, and had an indefinite carryforward period.
The Company had valuation allowances that primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in Austria, Luxembourg, Netherlands and the United Kingdom at December 31, 2015 and 2014 of 127.8 million and 101.9 million, respectively. The $25.9 million increase is a result of current year taxable losses in Netherlands of $25.0 million and $0.9 million of various unbenefited losses.
The Company has determined that the majority of unremitted earnings of our subsidiaries will not be permanently reinvested, and accordingly, has provided a deferred tax liability at December 31, 2015 and 2014 of 6.3 million and 8.5 million, respectively. The Company has included in the current income tax provision a total benefit of $0.4 million related to subsidiary earnings and reduced withholding tax rates on prior year earnings. In 2015, the Company asserted indefinite reinvestment on $33.2 million of 2015 undistributed earnings from operations in China. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject withholding tax of $1.7 million.
Total Gross Unrecognized Tax Benefits

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 2013 through January 31,
	2015	2014	2013	2013
Balance at January 1	$5.3	$38.9	$—	$—
Increases related to acquisition	—	—	11.3	—
Increases related to positions taken on items from prior years	—	—	—	—
Decreases related to positions taken on items from prior years	(0.6)	(33.6)	—	—
Increases related to positions taken in the current year	—	—	27.6	—
Settlement of uncertain tax positions with tax authorities	—	—	—	—
Decreases due to expiration of statutes of limitations	—	—	—	—
Balance at December 31	$4.7	$5.3	$38.9	$—
At December 31, 2015 and 2014, the total amount of gross unrecognized tax benefits was $4.7 million and $5.3 million, of which $4.7 million and $5.3 million would impact the effective tax rate, if recognized, respectively.
Interest and penalties associated with gross unrecognized tax benefits are included as components of the "Provision (benefit) for income taxes," and totaled an income tax expense of $0.4 million in 2015 and an income tax benefit of $6.8 million in 2014. Accrued interest and penalties are included within the related tax liability line in the balance sheet. The Company’s accrual for interest and penalties at December 31, 2015 and 2014 was $0.7 million and $0.3 million, respectively.
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The Company is subject to income tax in approximately 45 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, China, Germany and Mexico. The statute of limitations varies by jurisdiction with 2006 being the oldest tax year still open in the material jurisdictions. The Company is currently under audit in certain jurisdictions for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 acquisition will be indemnified by DuPont.
As of December 31, 2015 and 2014, we had gross unrecognized tax benefits of $5.4 million and $5.6 million, respectively, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
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

	Successor
	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Net income (loss) attributable to Axalta	$93.7	$27.4	$(224.9)
Pre-Acquisition net loss attributable to Axalta	—	—	(3.9)
Net income (loss) to common shareholders (1)	$93.7	$27.4	$(221.0)
Basic weighted average shares outstanding (1)	233.8	229.3	228.3
Diluted weighted average shares outstanding	239.7	230.3	228.3
Earnings per Common Share:
Basic net income (loss) per share	$0.40	$0.12	$(0.97)
Diluted net income (loss) per share	$0.39	$0.12	$(0.97)

(1)
As of February 1, 2013, the date of the Acquisition, the Company received the initial Equity Contribution of $1,350.0 million. Accordingly, the net loss to common shareholders and the weighted average shares outstanding calculation is based on the period from February 1, 2013 to December 31, 2013.

The number of anti-dilutive shares (stock options) that have been excluded in the computation of diluted earnings per share for the Successor years ended December 31, 2015, 2014 and 2013 were 0.7 million, 7.2 million and 16.3 million respectively.
Basic and diluted weighted average shares outstanding have been adjusted to reflect the Company’s 100,000 for 1 stock split which occurred in July 2013, and the Company’s 1.69 for 1 stock split which occurred in October 2014.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(16)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Successor
	Year Ended December 31,
	2015	2014
Accounts receivable—trade, net	$647.2	$638.3
Notes receivable	43.0	45.5
Other	75.6	136.6
Total	$765.8	$820.4
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $10.7 million and $9.9 million at December 31, 2015 and 2014, respectively. Bad debt expense was $4.9 million, $5.1 million and $5.4 million for the Successor years ended December 31, 2015, 2014 and 2013, respectively, and $0.2 million for the Predecessor period from January 1, 2013 through January 31, 2013.
(17)    INVENTORIES

	Successor
	Year Ended December 31,
	2015	2014
Finished products	$313.1	$323.7
Semi-finished products	88.5	81.3
Raw materials and supplies	129.1	133.3
Total	$530.7	$538.3
Stores and supplies inventories of $20.8 million and $20.9 million at December 31, 2015 and 2014, respectively, were valued under the weighted average cost method.
(18) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $169.1 million, $176.6 million, and $174.3 million for the Successor years ended December 31, 2015, 2014 and 2013, respectively, and $7.2 million for the Predecessor period from January 1, 2013 through January 31, 2013.

				Successor
				Year Ended December 31,
	Useful Lives (years)			2015	2014
Land				$84.4	$90.5
Buildings and improvements	5	-	25	423.5	418.4
Machinery and equipment	3	-	25	1,040.2	1,060.1
Software	5	-	7	132.1	122.1
Other	3	-	20	36.2	29.1
Construction in progress				138.9	138.0
Total				1,855.3	1,858.2
Accumulated depreciation				(472.4)	(344.1)
Property, plant, and equipment, net				$1,382.9	$1,514.1

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(19)    OTHER ASSETS

	Successor
	Year Ended December 31,
	2015	2014
Available for sale securities	$4.2	$4.5
Deferred income taxes—non-current	227.2	250.0
Other	202.8	228.1
Total	$434.2	$482.6
(20)    ACCOUNTS PAYABLE

	Successor
	Year Ended December 31,
	2015	2014
Trade payables	$418.6	$463.6
Non-income taxes	22.4	21.4
Other	13.7	9.5
Total	$454.7	$494.5

(21)    OTHER ACCRUED LIABILITIES

	Successor
	Year Ended December 31,
	2015	2014
Compensation and other employee-related costs	$140.0	$153.0
Current portion of long-term employee benefit plans	11.2	12.4
Restructuring	41.3	48.5
Discounts, rebates, and warranties	74.8	68.6
Income taxes payable	18.8	20.8
Derivative liabilities	1.8	1.5
Other	82.3	100.0
Total	$370.2	$404.8

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(22)    BORROWINGS
Borrowings are summarized as follows:

	Successor
	Year Ended December 31,
	2015	2014
Dollar Term Loan	$2,042.5	$2,165.5
Euro Term Loan	428.0	481.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	274.4	305.3
Short-term and other borrowings	26.5	12.9
Unamortized original issue discount	(14.0)	(18.3)
Unamortized deferred financing costs, net	(65.9)	(82.1)
	$3,441.5	$3,614.3
Less:
Short term borrowings	$22.7	$12.2
Current portion of long-term borrowings	27.4	27.9
Long-term debt	$3,391.4	$3,574.2
Senior Secured Credit Facilities, as amended
On February 3, 2014, Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities and 2.00% per annum for Base Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter 2014, our Total Net Leverage Ratio was confirmed to be less than 4.50:1.00. Concurrently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through December 31, 2015.
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
During each of the Successor years ended December 31, 2015 and 2014, we voluntarily repaid $100.0 million of the outstanding New Dollar Term Loan. For the year ended December 31, 2015, this action resulted in a pre-tax loss on extinguishment of $2.5 million, consisting of the write-off of $1.8 million and $0.7 million of unamortized deferred financing costs and original issue discounts, respectively. For the Successor year ended December 31, 2014, this action resulted in a pre-tax loss on extinguishment of $3.0 million, consisting of the write-off of $2.2 million and $0.8 million of unamortized deferred financing costs and original issue discounts, respectively.
We are subject to customary negative covenants as well as a financial covenant which is a maximum First Lien Leverage Ratio. This financial covenant is applicable only when greater than 25% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter.
Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are recorded as direct deductions of the associated debt obligations, with the exception of deferred financing costs related to the Revolving Credit Facility, which are classified within other assets on the accompanying consolidated balance sheets as the associated debt has been undrawn since inception, and are amortized as interest expense over the life of the Senior Secured Credit Facilities. At December 31, 2015 and 2014, the remaining unamortized balances related to deferred financing costs on the Senior Secured Credit Facilities were $50.6 million and $65.7 million, respectively.
Amortization expense related to deferred financing costs, net for the Successor years ended December 31, 2015, 2014 and 2013 were $13.2 million, $13.3 million and $11.7 million, respectively. These amounts were exclusive of the $1.8 million and $2.2 million write-off associated with the $100.0 million prepayments on our New Dollar Term Loan in 2015 and 2014, respectively.
Amortization expense related to original issue discounts for the Successor years ended December 31, 2015, 2014 and 2013 were $3.4 million, $3.6 million and $3.0 million, respectively. These amounts were exclusive of the $0.7 million and $0.8 million write-off associated with the $100.0 million prepayments on our New Dollar Term Loan in 2015 and 2014, respectively.
At December 31, 2015 and 2014 there were no borrowings under the Revolving Credit Facility. At December 31, 2015 and 2014, letters of credit issued under the Revolving Credit Facility totaled $24.9 million and $15.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $375.1 million and $384.5 million at December 31, 2015 and 2014, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Significant Terms of the Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer", (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, Dutch B B.V. issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million, are recorded within deferred financing costs, net and are amortized as interest expense over the life of the Notes. At December 31, 2015 and 2014, the remaining unamortized balances were $21.3 million and $25.3 million, respectively. The expense related to the amortization of the deferred financing costs for the Successor years ended December 31, 2015, 2014 and 2013, were $4.0 million, $4.1 million and $3.7 million, respectively.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million, and are recorded within as direct deductions of the associated debt obligations and are amortized into interest expense over the life of the Euro Senior Notes. At December 31, 2015 and 2014, the remaining unamortized balances were $6.5 million and $7.7 million, respectively.
As of February 1, 2016, we have the option to redeem all or part of the Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount):

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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million and are amortized as interest expense over the life of the Senior Notes. At December 31, 2015 and 2014, the remaining unamortized balances were $14.8 million and $17.6 million, respectively.

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2015.

2016	$38.1
2017	29.5
2018	28.1
2019	27.6
2020	2,361.2
Thereafter	1,024.9
$3,509.4
(23)    FAIR VALUE ACCOUNTING
Assets measured at fair value on a non-recurring basis
During the Successor years ended December 31, 2015, 2014 and 2013 we recorded impairment losses of $0.1 million, $0.1 million and $3.2 million, respectively, associated with the abandonment of certain in process research and development projects acquired in the Acquisition. During the Predecessor period from January 1, 2013 through January 31, 2013 no assets were adjusted to their fair values on a non-recurring basis. See Note 3 for further discussion of recording the fair values of the indefinite-lived in-process research and development intangible assets acquired in the Acquisition, and the subsequent testing of these assets for impairment.
During the Successor year ended December 31, 2015, we recorded an impairment loss of $30.6 million at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. See Note 27 for further discussion of impairment and methods used to determine fair value.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at December 31, 2015 and 2014 were $4.2 million and $4.5 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at December 31, 2015 were $787.5 million and $285.4 million, respectively. The fair values at December 31, 2014 were $795.0 million and $320.5 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the Dollar Term Loan and the Euro Term Loan at December 31, 2015 were $2,024.6 million and $427.5 million, respectively. The fair values at December 31, 2014 were $2,100.5 million and $478.0 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.
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
During the Successor year ended December 31, 2013, we entered into a foreign currency contract to hedge the variability of the U.S. dollar equivalent of the original borrowings under the Euro Term Loan and the proceeds from the issuance of the Euro Senior Notes. Changes in the fair value of this instrument were recorded in current period earnings and were presented in other expense, net as a component of exchange losses, net. Losses related to the settlement of this contract recognized during the Successor year ended December 31, 2013 totaled $19.4 million. Cash flows resulting from the settlement of the derivative instrument on February 1, 2013 are reported as investing activities.
During the Successor year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps are in place until September 29, 2017. The interest rate swaps qualify and are designated as effective cash flow hedges.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in the accompanying consolidated balance sheet:

	Year Ended December 31,
	2015	2014
Other assets:
Interest rate swaps	$0.4	$5.9
Total assets	$0.4	$5.9
Other liabilities:
Interest rate swaps	$1.8	$1.5
Total liabilities	$1.8	$1.5

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in the accompanying consolidated balance sheet:

	Year Ended December 31,
	2015	2014
Other assets:
Interest rate cap	$—	$0.1
Prepaid expenses and other assets:
Foreign currency contracts	$0.3	$—
Total assets	$0.3	$0.1
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
The following table sets forth the locations and amounts recognized during the Successor years ended December 31, 2015, 2014, and 2013 respectively, for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in 2015:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$5.5	Interest expense, net	$6.5	Interest expense, net	$0.4

Derivatives in Cash Flow Hedging Relationships in 2014:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$4.6	Interest expense, net	$6.5	Interest expense, net	$0.3

Derivatives in Cash Flow Hedging Relationships in 2013:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(5.0)	Interest expense, net	$4.4	Interest expense, net	$(4.3)
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

DPC, through DuPont, entered into contractual arrangements (derivatives) to reduce its exposure to foreign currency risk. The foreign currency derivative program was utilized for financial risk management and consisted of forward contracts. The derivative instruments were not designated as hedging instruments. Changes in the fair value of the derivative instruments were recorded in current period earnings and were presented in other expense, net as a component of exchange losses, net.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Successor			Predecessor
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from January 1, 2013 through January 31, 2013
Foreign currency forward contract	Other expense, net as a component of exchange losses, net	$(5.6)	$1.4	$20.9	$2.0
Interest rate cap	Interest expense, net	0.1	3.4	(0.3)	—
		$(5.5)	$4.8	$20.6	$2.0
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

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 through January 31,
	2015	2014	2013	2013
Performance Coatings
Refinish	$1,702.0	$1,850.8	$1,670.0	$129.4
Industrial	683.1	734.2	655.3	57.4
Total Net sales Performance Coatings	2,385.1	2,585.0	2,325.3	186.8
Transportation Coatings
Light Vehicle	1,310.6	1,384.5	1,291.5	111.6
Commercial Vehicle	391.5	392.2	334.3	27.8
Total Net sales Transportation Coatings	1,702.1	1,776.7	1,625.8	139.4
Total Net sales	$4,087.2	$4,361.7	$3,951.1	$326.2
Segment information for the Predecessor period has been recast to conform to the Successor segment presentation.
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Successor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2015
Net sales (1)	$2,385.1	$1,702.1	$4,087.2
Equity in earnings in unconsolidated affiliates	0.6	0.6	1.2
Adjusted EBITDA (2)	539.1	328.1	867.2
Investment in unconsolidated affiliates	4.0	8.4	12.4

	Successor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2014
Net sales (1)	$2,585.0	$1,776.7	$4,361.7
Equity in losses in unconsolidated affiliates	(1.2)	(0.2)	(1.4)
Adjusted EBITDA (2)	547.6	292.9	840.5
Investment in unconsolidated affiliates	7.2	7.1	14.3

	Successor
	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2013
Net sales (1)	$2,325.3	$1,625.8	$3,951.1
Equity in earnings in unconsolidated affiliates	1.8	0.3	2.1
Adjusted EBITDA (2)	500.2	198.8	699.0
Investment in unconsolidated affiliates	7.7	8.1	15.8

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

	Predecessor
	Performance Coatings	Transportation Coatings	Total
For the Period from January 1 through January 31, 2013
Net sales (1)	$186.8	$139.4	$326.2
Equity in losses in unconsolidated affiliates	—	(0.3)	(0.3)
Adjusted EBITDA (2)	15.0	17.7	32.7
Investment in unconsolidated affiliates	2.0	6.7	8.7

(1)	The Company has no intercompany sales between segments.

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

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 through January 31,
	2015	2014	2013	2013
Income (loss) before income taxes	$161.2	$36.8	$(263.7)	$15.6
Interest expense, net	196.5	217.7	215.1	—
Depreciation and amortization	307.7	308.7	300.7	9.9
EBITDA	665.4	563.2	252.1	25.5
Inventory step up (a)	1.2	—	103.7	—
Merger and acquisition related costs (b)	—	—	28.1	—
Financing fees and debt extinguishment (c)	2.5	6.1	25.0	—
Foreign exchange remeasurement losses (d)	93.7	81.2	48.9	4.5
Long-term employee benefit plan adjustments (e)	(0.3)	(0.6)	9.5	2.3
Termination benefits and other employee related costs (f)	36.6	18.4	147.5	0.3
Consulting and advisory fees (g)	24.7	36.3	54.7	—
Transition-related costs (h)	(3.4)	101.8	29.3	—
Offering related costs (i)	3.1	22.3	—	—
Stock-based compensation (j)	30.2	8.0	7.4	0.1
Other adjustments (k)	(12.4)	2.8	(5.1)	—
Dividends in respect of noncontrolling interest (l)	(4.7)	(2.2)	(5.2)	—
Management fee expense (m)	—	3.2	3.1	—
Asset impairment (n)	30.6	—	—	—
Adjusted EBITDA	$867.2	$840.5	$699.0	$32.7

(a)
During the Successor years ended December 31, 2015 and 2013, we recorded non-cash fair value inventory adjustments associated with our acquisitions. These adjustments increased cost of goods sold by $1.2 million and $103.7 million, respectively.

(b)
In connection with the Acquisition, we incurred $28.1 million of merger and acquisition costs during the Successor year ended December 31, 2013. These costs consisted primarily of investment banking, legal and other professional advisory services costs.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(c)
On August 30, 2012, we signed a debt commitment letter which included the Bridge Facility (as defined herein). Upon the issuance of the Senior Notes and the entry into the Senior Secured Credit Facilities, the commitments under the Bridge Facility terminated. Commitment fees related to the Bridge Facility of $21.0 million and associated fees of $4.0 million were expensed upon the termination of the Bridge Facility. In connection with the amendment to the Senior Secured Credit Facilities in February 2014, we recognized $3.1 million of costs. In addition to the credit facility amendment, we also incurred $2.5 million and $3.0 million of losses on extinguishment of debt during the Successor years ended December 31, 2015 and 2014, respectively, which resulted directly from the pro-rata write offs of unamortized deferred financing costs and original issue discounts associated with the pay-downs of $100.0 million of principal on the New Dollar Term Loan in each year (discussed further at Note 22).

(d)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, including a $19.4 million loss related to the Acquisition date settlement of a foreign currency contract used to hedge the variability of Euro-based financing.

(e)
For the Successor years ended December 31, 2015, 2014 and 2013, eliminates the non-service cost components of employee benefit costs. Additionally, we deducted a pension curtailment gain of $7.3 million recorded during the Successor year ended December 31, 2014. For the Predecessor period January 1, 2013 through January 31, 2013, eliminates (1) all U.S. pension and other long-term employee benefit costs that were not assumed as part of the Acquisition and (2) the non-service cost component of the pension and other long-term employee benefit costs.

(f)
Represents expenses primarily related to employee termination benefits and other employee-related costs, including our initiative to improve the overall cost structure within the European region. Termination benefits include the costs associated with our headcount initiatives for establishment of new roles and elimination of old roles and other costs associated with cost-savings opportunities that were related to our transition to a standalone entity in 2013 and 2014 and our Axalta Way cost-savings initiatives in 2015.

(g)
Represents fees paid to consultants, advisors and other third-party professional organizations for professional services. Amounts incurred during 2015 primarily relate to our Axalta Way cost-savings initiatives. Amounts incurred during 2013 and 2014 relate to services rendered in conjunction with our transition from DuPont to a standalone entity.

(h)	Represents charges associated with the transition from DuPont to a standalone entity, including branding and marketing, information technology related costs, and facility transition costs.

(i)
Represents costs associated with the offering of our common shares in the Carlyle Offerings during 2015 and costs associated with the IPO, including a $13.4 million pre-tax charge associated with the termination of the management agreement with Carlyle Investment Management, L.L.C., an affiliate of Carlyle, upon the completion of the IPO during 2014. See note (m) below.

(j)
Represents costs associated with stock-based compensation, including $8.2 million of expense during 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Liquidity Event.

(k)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain resulting from the acquisition of a controlling interest in our previously held equity method investee during 2015, equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, and losses (gains) on foreign currency derivative instruments.

(l)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

(m)
Pursuant to Axalta’s management agreement with Carlyle Investment Management, L.L.C., for management and financial advisory services and oversight provided to Axalta and its subsidiaries, Axalta was required to pay an annual management fee of $3.0 million and out-of-pocket expenses. This agreement terminated upon completion of the IPO.

(n)
As a result of the currency devaluation in Venezuela, we evaluated the carrying values of our long-lived assets for impairment and recorded an impairment charge relating to a real estate investment of $30.6 million during 2015 (discussed further at Note 27).

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Successor			Predecessor
	Year Ended December 31,			Period from January 1 through January 31,
	2015	2014	2013	2013
North America	$1,371.9	$1,307.8	$1,165.4	$81.6
EMEA	1,425.3	1,672.0	1,540.4	141.0
Asia Pacific	717.4	715.0	593.7	51.7
Latin America	572.6	666.9	651.6	51.9
Total (a)	$4,087.2	$4,361.7	$3,951.1	$326.2
Net long-lived assets by region were as follows:

	Successor
	December 31, 2015	December 31, 2014
North America	$449.1	$481.4
EMEA	493.2	542.0
Asia Pacific	234.5	234.3
Latin America	206.1	256.4
Total (b)	$1,382.9	$1,514.1

(a)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 13%, 11% and 10% of the total for the Successor years ended December 31, 2015, 2014, and 2013 respectively, as well as 11% for the Predecessor period ended January 31, 2013. Sales to external customers in Germany represented approximately 9%, 10% and 10% of the total for the Successor years ended December 31, 2015, 2014 and 2013, respectively, as well as 11% for the Predecessor period ended January 31, 2013. Canada, which is included in the North America region, represents approximately 3% of total net sales in all periods.

(b)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $280.4 million and $302.8 million in the Successor years ended December 31, 2015 and 2014, respectively. China long-lived assets amounted to $194.7 million and $189.4 million in the Successor years ended December 31, 2015 and 2014, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $20.7 million and $20.9 million in the Successor years ended December 31, 2015 and 2014, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(26)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income
Successor Balance, December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(160.7)	(4.3)	0.3	0.6	(164.1)
Reclassifications from AOCI to Net income	—	2.1	—	(4.0)	(1.9)
Net Change	(160.7)	(2.2)	0.3	(3.4)	(166.0)
Successor Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
The income tax related to the changes in pension and other long-term employee benefits for the year ended December 31, 2015 was $0.0 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at December 31, 2015 was $13.4 million. The income tax related to the changes in the unrealized gain on derivatives for the year ended December 31, 2015 was $2.1 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2015 was $1.9 million.

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
Included within reclassifications from AOCI to Net income for the Successor year ended December 31, 2014 was $7.3 million of curtailment gains related to an amendment to one of our pension plans. The income tax related to the changes in pension and other long-term employee benefits for the Successor year ended December 31, 2014 was $16.9 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at December 31, 2014 was $13.4 million. The income tax related to the change in the unrealized gain on derivatives for the Successor year ended December 31, 2014 was $1.7 million. The cumulative income tax expense related to the adjustments for unrealized gain on derivatives at December 31, 2014 were $0.2 million.

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
The income tax related to the changes in pension and other long-term employee benefits for the Predecessor one month ended January 31, 2013 was $0.4 million. The cumulative income tax benefit related to the adjustment for pension and other long-term employee benefits at January 31, 2013 was $76.3 million. The income tax related to the change in the unrealized gain on derivatives for the Predecessor one month ended January 31, 2013 was $0.0 million. The cumulative income tax expense related to the adjustment for unrealized gain on derivatives at January 31, 2013 was $0.0 million. The income tax related to the change in the unrealized loss on securities for the Predecessor one month ended January 31, 2013 was $0.0 million. The cumulative income expense related to the adjustment for unrealized loss on securities at January 31, 2013 was $0.9 million.
(27)    VENEZUELA
Venezuela Devaluation
Based on our participation in Venezuela’s Complementary System of Foreign Currency Administration (SICAD I) auction process during the Successor year ended December 31, 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s bolivar denominated monetary assets and liabilities into U.S. dollars to an exchange rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar at December 31, 2014 from the Official Rate of 6.3 Venezuelan bolivars to 1.0 U.S. dollar.
In February 2015, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes maintain a three-tiered system which remains in place at December 31, 2015, including the Official Rate determined by CENCOEX, which remains at 6.3 Venezuelan bolivars to 1.0 U.S. dollar, and the SICAD I rate, which remains at 12.0 Venezuelan bolivars to 1.0 U.S. dollar. There was a third market, SICAD II, which has since been eliminated and replaced by a new, alternative currency market, the Marginal Foreign Exchange System ("SIMADI").

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain U.S. dollars through SIMADI is through the supply and demand available within the Venezuelan financial institutions. We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars to the SIMADI rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We believed it was appropriate to move from using the SICAD I rate to using the SIMADI floating rate at this date based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at the SIMADI rate. As of December 31, 2015, we continue to believe that SIMADI is the appropriate rate to use in the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary.
The devaluations of the exchange rates for the Successor year ended December 31, 2014 resulted in net gains of $17.0 million primarily due to our determination at December 31, 2014 to change from the CENCOEX rate to SICAD I and our Venezuelan operations being in a net monetary liability position.
As a result of the devaluing exchange rates, we recorded currency exchange losses of $53.2 million for the Successor year ended December 31, 2015.
Venezuela Financial Results
As a result of moving exchange rates from SICAD I to SIMADI at June 30, 2015 and the associated devaluation of our translation rates, we concluded an impairment indicator existed. In conjunction with the devaluation, we evaluated the carrying value of the long-lived assets of our Venezuelan subsidiary for impairment at June 30, 2015. Due to the continued economic uncertainty as of December 31, 2015, we re-evaluated the carrying value of long-lived assets for our Venezuelan subsidiary. Based on an analysis of estimated undiscounted future cash flows expected to result from the use of our productive long-lived assets with finite lives, we determined that their carrying values were recoverable at June 30, 2015 and December 31, 2015. The recoverability is heavily dependent on continued demand and price assumptions of our local operations which continued to be robust for the full year ended December 31, 2015. Our price assumptions and the associated increases are expected to continue and are intended to allow us to keep pace with the changes in exchange rates and inflation. We believe these price increases are feasible given our market share, customer base and historical success of implementing price increases in similar situations in the past. With the exception of intercompany inventory purchases, our operations in Venezuela were and are expected to be entirely self-funded. Due to the ability of our Venezuelan operations to procure raw materials through Axalta subsidiaries, we do not foresee any impact on our Venezuelan subsidiary's ability to operate. We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the foreseeable future based on our current expectations.
If our assumptions regarding continued demand and our ability to successfully implement and sustain price increases differ from actual results, or our ability to control the operations of our Venezuelan subsidiary change as a result of economic uncertainty or political instability, there is risk that our productive long-lived assets may be impaired. This could result in a material unfavorable impact to our results of operations and financial condition.
At June 30, 2015, we separately evaluated the carrying value of our real estate investment as it is not part of our core operational activities. Based on this evaluation, we concluded that the carrying value of the real estate investment of $52.6 million was no longer recoverable as a result of the current real estate market prices and movement of our translation rate from 12.0 Venezuelan bolivars to 1.0 U.S. dollar to 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We recorded an impairment to write down the carrying value of the asset to its fair value of $22.0 million, which is recorded within other assets. The impairment of $30.6 million was recorded within other expense, net for the Successor year ended December 31, 2015. The method used to determine fair value of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms. At December 31, 2015, we formally re-assessed the fair value and we concluded the carrying value of our real estate investment was recoverable.
At December 31, 2015 and 2014, our Venezuelan subsidiary had total assets of $152.9 million and $197.8 million, respectively, and total liabilities of $42.2 million and $57.0 million, respectively. Total liabilities includes $9.2 million and $4.4 million of intercompany trade liabilities designated in U.S. dollars as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, total non-monetary assets, net, were $112.4 million and $149.6 million, respectively. Our Venezuela operations represent less than 4% of our consolidated assets and liabilities. For the Successor year ended December 31, 2015 and 2014, our Venezuelan subsidiary's net sales represented $131.2 million and $136.5 million of the Company's consolidated net sales, respectively.

Notes to Consolidated (Successor) and Combined (Predecessor)
Financial Statements
(In millions, unless otherwise noted)

(28)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the Successor years ended December 31, 2015 and 2014, respectively (in millions, except per share data):

2015	March 31	June 30(a)	September 30	December 31	Full Year
Total revenue	$997.5	$1,101.1	$1,005.1	$1,009.6	$4,113.3
Cost of goods sold	649.8	679.7	628.6	639.2	2,597.3
Net income (loss)	46.7	(24.3)	36.4	39.1	97.9
Net income (loss) attributable to controlling interests	45.1	(25.1)	35.1	38.6	93.7
Basic net income (loss) per share	0.20	(0.11)	0.15	0.16	0.40
Diluted net income (loss) per share	0.19	(0.11)	0.15	0.16	0.39

2014	March 31	June 30(b)	September 30(b)	December 31(c)	Full Year
Total revenue	$1,054.4	$1,134.3	$1,115.8	$1,087.0	$4,391.5
Cost of goods sold	703.5	742.5	728.1	723.1	2,897.2
Net income (loss)	(3.7)	55.8	(18.3)	0.9	34.7
Net income (loss) attributable to controlling interests	(4.3)	53.8	(19.9)	(2.2)	27.4
Basic net income (loss) per share	(0.02)	0.23	(0.09)	(0.01)	0.12
Diluted net income (loss) per share	(0.02)	0.23	(0.09)	(0.01)	0.12
(a) During the three-months ended June 30, 2015, the Company recorded an impairment charge of $30.6 million based on our evaluation of the carrying value associated with our real estate investment in Venezuela. See further discussion in Note 27.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.
Management report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2016 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board of Directors. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from Part I of the Proxy Statement under the caption "Executive Officers."
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is contained in the Proxy Statement under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the captions "Proposal No. 4: Approve the Appointment of the Independent Registered Public Accounting Firm and Auditor."

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2015 Consolidated (Successor) and DuPont Performance Coatings Combined (Predecessor) Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    Consolidated Financial Statement Schedule for the Successor years ended December 31, 2015, 2014 and 2013 and the Predecessor period January 1, 2013 through January 31, 2013.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II Valuation and Qualifying Accounts
(a)(3) Exhibits - See the Exhibit Index for the exhibits filed with this Annual Report on Form 10-K or incorporated by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the Successor years ended December 31, and the Predecessor period from January 1, 2013 to January 31, 2013:

(in millions)	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
Successor
2015	$9.9	$4.9	$(4.1)	$10.7
2014	6.5	5.1	(1.7)	9.9
2013	—	5.4	1.1	6.5
Predecessor
January 1 through January 31, 2013	$29.6	$0.2	$1.1	$30.9

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.

Deferred tax asset valuations for the Successor years ended December 31, and the Predecessor period from January 1, 2013 to January 31, 2013:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Successor
2015	$101.9	34.4	(8.5)	$127.8
2014	63.4	44.4	(5.9)	101.9
2013	—	55.0	8.4	63.4
Predecessor
January 1 through January 31, 2013	$58.7	1.4	(0.3)	$59.8

(1)	Deductions include charges to goodwill and foreign currency translation impact.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 29, 2016.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Charles W. Shaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Charles W. Shaver

/s/ Robert W. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Robert W. Bryant

/s/ Sean M. Lannon	Vice President and Global Controller (Principal Accounting Officer)	February 29, 2016
Sean M. Lannon

/s/ Orlando A. Bustos	Director	February 29, 2016
Orlando A. Bustos

/s/ Robert M. McLaughlin	Director	February 29, 2016
Robert M. McLaughlin

/s/ Andreas C. Kramvis	Director	February 29, 2016
Andreas C. Kramvis

/s/ Martin W. Sumner	Director	February 29, 2016
Martin W. Sumner

/s/ Wesley T. Bieligk	Director	February 29, 2016
Wesley T. Bieligk

/s/ Gregor P. Böhm	Director	February 29, 2016
Gregor P. Böhm

/s/ Gregory S. Ledford	Director	February 29, 2016
Gregory S. Ledford

/s/ Lori J. Ryerkerk	Director	February 29, 2016
Lori J. Ryerkerk

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Indenture governing the 7.375% Senior Notes due 2021, dated February 1, 2013 (the "Dollar Senior Notes Indenture"), among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.2*
Form of 7.375% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.3*
First Supplemental Indenture to the Dollar Senior Notes Indenture, dated April 26, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.4*
First Supplemental Indenture to the Dollar Senior Notes Indenture, dated May 10, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.5*
Third Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.6*
Fourth Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 29, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.7*
Fifth Supplemental Indenture to the Dollar Senior Notes Indenture, dated September 17, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.8*
Sixth Supplemental Indenture to the Dollar Senior Notes Indenture dated September 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.9*
Seventh Supplemental Indenture to the Dollar Senior Notes Indenture, dated December 27, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.10*
Eighth Supplemental Indenture to the Dollar Senior Notes Indenture, dated July 1, 2014, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.11*
Indenture governing the 5.750% Senior Secured Notes due 2021, dated February 1, 2013 (the "Euro Senior Notes Indenture"), among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Issuers, the Guarantors named therein, Wilmington Trust, National Association, as Trustee and Collateral Agent, Citigroup Global Markets Deutschland AG, as registrar, and Citibank B.A. London Branch, as Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.12*
Form of 5.750% Senior Secured Note due 2021 (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.13*
First Supplemental Indenture to the Euro Senior Notes Indenture, dated April 26, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.14*
First Supplemental Indenture to the Euro Senior Notes Indenture, dated May 10, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.15*
Third Supplemental Indenture to the Euro Senior Notes Indenture, dated July 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.16*
Fourth Supplemental Indenture to the Euro Senior Notes Indenture, dated July 29, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.17*
Fifth Supplemental Indenture to the Euro Senior Notes Indenture, dated September 17, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.18*
Sixth Supplemental Indenture to the Euro Senior Notes Indenture, dated September 18, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.19*
Seventh Supplemental Indenture to the Euro Senior Notes Indenture, dated December 27, 2013, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.20*
Eighth Supplemental Indenture to the Euro Senior Notes Indenture, dated July 1, 2014, among U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.) and Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Issuers, the Guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

4.21*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 of Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.1*
Credit Agreement, dated as of February 1, 2013 (the "Credit Agreement"), among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as Borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) as Holdings, Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), as U.S. Holdings, Barclays Bank PLC as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement, to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) as Dutch Borrower, Axalta Coating Systems U.S. Holdings, Inc. as U.S. Borrower and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. (the "Dutch Borrower"), and Axalta Coating Systems U.S. Holdings, Inc. (the "U.S. Borrower" and together with the Dutch Borrower, collectively, the "Borrowers"), Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.) ("U.S. Holdings"), Axalta Coating Systems Dutch Holding A B.V. ("Holdings"), and Barclays Bank PLC, as administrative agent (in such capacity, the "Administrative Agent"), as collateral agent (in such capacity, the "Collateral Agent"), and as designated 2014 Specified Refinancing Term Lender (in such capacity, the "Designated 2014 Specified Refinancing Term Lender") (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Security Agreement, dated February 1, 2013, among the Grantors referred to therein and Barclays Bank PLC, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.5*
Security Agreement, dated February 1, 2013, among the Grantors referred to therein and Wilmington Trust, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.6*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.7*
Intellectual Property Security Agreement, dated February 1, 2013, between the U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.8*
Subsidiary Guaranty, dated as of February 1, 2013, among the Guarantors named therein, the Additional Guarantors referred to therein and Barclays bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.9*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as Bank Collateral Agent under the Credit Agreement, and as Notes Foreign Collateral Agent under the Indenture, Wilmington Trust, National Association, as Notes Collateral Agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as Collateral Agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as Collateral Agent, and Wilmington Trust, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Wilmington Trust, National Association, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Share Pledge Agreement, made on 24 July 2013, between Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited), and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited), and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.43*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Wilmington Trust, National Association, as collateral agent under the Secured Notes Indenture (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.44*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.45*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Wilmington Trust, National Association, as collateral agent appointed pursuant to the Secured Notes Indenture (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.46*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.47*
Amended and Restated Stockholders Agreement, dated July 31, 2013, among Axalta Coating Systems Bermuda Co., Ltd. (n/k/a Axalta Coating Systems Ltd.), the Initial Carlyle Stockholders and the Management Stockholders party thereto (incorporated by reference to Exhibit 10.47 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.48*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.49*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.50*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.51*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.52*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.53*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.54*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.55*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.56*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.57*
Principal Stockholders Agreement by and among Axalta Coating Systems Ltd. and the Carlyle Stockholders, dated November 14, 2014 (incorporated by reference to Exhibit 10.62 of the Registrant's Annual Report on Form 10-K (File No. 001-36733) filed with the SEC on March 13, 2015)

10.58*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.59	Amendment No. 1 to the Principal Stockholders Agreement by and among Axalta Coating Systems Ltd. and the Carlyle Stockholders, dated October 30, 2015

10.60	Form of Executive Restrictive Covenant and Severance Agreement

21.1	List of Subsidiaries

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

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