Form 10-Q
period 2016-03-31
Axalta Coating Systems Ltd.
filed 2016-04-28
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-36733

AXALTA COATING SYSTEMS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1073028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of April 18, 2016, there were 238,781,495 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$955.6	$989.2
Other revenue	6.0	8.3
Total revenue	961.6	997.5
Cost of goods sold	606.4	649.8
Selling, general and administrative expenses	219.1	213.0
Research and development expenses	12.6	12.9
Amortization of acquired intangibles	20.2	20.0
Income from operations	103.3	101.8
Interest expense, net	50.1	50.0
Other expense, net	8.0	3.9
Income before income taxes	45.2	47.9
Provision for income taxes	14.6	1.2
Net income	30.6	46.7
Less: Net income attributable to noncontrolling interests	0.9	1.6
Net income attributable to controlling interests	$29.7	$45.1
Basic net income per share	$0.13	$0.20
Diluted net income per share	$0.12	$0.19
Basic weighted average shares outstanding	237.1	229.8
Diluted weighted average shares outstanding	241.6	237.0

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income	$30.6	$46.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	15.7	(109.6)
Unrealized gain (loss) on securities	(0.4)	0.5
Unrealized loss on derivatives	(2.2)	(4.8)
Unrealized loss on pension and other benefit plan obligations	(0.1)	(1.2)
Other comprehensive income (loss), before tax	13.0	(115.1)
Income tax benefit related to items of other comprehensive income (loss)	0.8	2.6
Other comprehensive income (loss), net of tax	13.8	(112.5)
Comprehensive income (loss)	44.4	(65.8)
Less: Comprehensive income attributable to noncontrolling interests	0.9	1.2
Comprehensive income (loss) attributable to controlling interests	$43.5	$(67.0)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$419.5	$485.0
Restricted cash	2.8	2.7
Accounts and notes receivable, net	792.7	765.8
Inventories	543.4	530.7
Prepaid expenses and other	64.7	63.6
Deferred income taxes	54.9	69.5
Total current assets	1,878.0	1,917.3
Property, plant and equipment, net	1,377.5	1,382.9
Goodwill	942.1	928.2
Identifiable intangibles, net	1,177.2	1,191.6
Other assets	458.3	434.2
Total assets	$5,833.1	$5,854.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$419.8	$454.7
Current portion of borrowings	53.7	50.1
Deferred income taxes	7.1	6.6
Other accrued liabilities	300.6	370.2
Total current liabilities	781.2	881.6
Long-term borrowings	3,405.1	3,391.4
Long-term employee benefits	252.2	252.3
Deferred income taxes	166.8	165.5
Other liabilities	26.8	22.2
Total liabilities	4,632.1	4,713.0
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 238.5 and 237.9 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	237.2	237.0
Capital in excess of par	1,255.5	1,238.8
Accumulated deficit	(103.1)	(132.8)
Accumulated other comprehensive loss	(255.5)	(269.3)
Total Axalta shareholders’ equity	1,134.1	1,073.7
Noncontrolling interests	66.9	67.5
Total shareholders’ equity	1,201.0	1,141.2
Total liabilities and shareholders’ equity	$5,833.1	$5,854.2

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$30.6	$46.7
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	76.0	72.6
Amortization of financing costs and original issue discount	5.1	5.0
Deferred income taxes	(2.4)	(17.2)
Realized and unrealized foreign exchange losses, net	7.5	4.8
Stock-based compensation	10.2	1.8
Other non-cash, net	(3.0)	0.1
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(26.5)	(53.5)
Inventories	(7.5)	(25.9)
Prepaid expenses and other	(13.8)	(36.3)
Accounts payable	(16.6)	(1.0)
Other accrued liabilities	(74.2)	(91.1)
Other liabilities	(3.4)	(4.7)
Cash used for operating activities	(18.0)	(98.7)
Investing activities:
Business acquisitions and purchases of controlling interests in affiliates (net of cash acquired)	—	(3.2)
Purchase of property, plant and equipment	(40.3)	(31.5)
Restricted cash	(0.1)	1.8
Other investing	(2.9)	2.7
Cash used for investing activities	(43.3)	(30.2)
Financing activities:
Proceeds from short-term borrowings	—	1.5
Payments on short-term borrowings	(0.3)	(10.7)
Payments on long-term borrowings	(6.9)	(6.8)
Dividends paid to noncontrolling interests	(1.5)	(3.5)
Proceeds from option exercises and associated tax benefits	6.7	—
Other financing activities	(0.3)	(0.2)
Cash used for financing activities	(2.3)	(19.7)
Decrease in cash and cash equivalents	(63.6)	(148.6)
Effect of exchange rate changes on cash	(1.9)	(10.6)
Cash and cash equivalents at beginning of period	485.0	382.1
Cash and cash equivalents at end of period	$419.5	$222.9
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2016 and December 31, 2015, the results of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying financial statements include the interim unaudited condensed consolidated balance sheets of Axalta at March 31, 2016 and December 31, 2015, the related interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015 and of cash flows for the three months ended March 31, 2016 and 2015. The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year.
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
The Carlyle Offerings
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation", which provides various areas of simplification surrounding the accounting for stock-based compensation. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize the assets and liabilities arising from all leases (both finance and operating) on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We intend to early adopt this standard during 2016. The impacts to the accompanying condensed consolidated balance sheets would have resulted in corresponding net reclassifications from current assets and liabilities to non-current assets and liabilities at March 31, 2016 and December 31, 2015 of $47.7 million and $62.9 million, respectively.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which sets forth the guidance that an entity should use related to revenue recognition. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which delayed the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Companies will be allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
We have determined that all other recently issued accounting standards will not have a material impact on our interim condensed consolidated financial statements or do not apply to our operations.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2015 to March 31, 2016 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At December 31, 2015	$866.1	$62.1	$928.2
Foreign currency translation	13.0	0.9	13.9
March 31, 2016	$879.1	$63.0	$942.1

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.8	$(127.6)	$286.2	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	45.8	(9.3)	36.5	14.8
Customer relationships	681.5	(112.0)	569.5	19.3
Non-compete agreements	1.9	(1.3)	0.6	4.6
Total	$1,427.4	$(250.2)	$1,177.2

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.0	$(117.2)	$295.8	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	45.2	(8.5)	36.7	14.7
Customer relationships	676.1	(102.1)	574.0	19.3
Non-compete agreements	1.9	(1.2)	0.7	4.6
Total	$1,420.6	$(229.0)	$1,191.6
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2016 and each of the succeeding four years is:

Remainder of 2016	$60.4
2017	$80.2
2018	$80.1
2019	$80.1
2020	$80.0
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs associated with involuntary termination benefits associated with corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three months ended March 31, 2016 and 2015 we incurred restructuring costs of $0.5 million and $2.2 million, respectively. These amounts are recorded within selling, general and administrative expenses in the interim unaudited condensed consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 15 months from March 31, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves, recorded within other accrued liabilities, and expenses from December 31, 2015 to March 31, 2016:

2016 Activity
Balance at December 31, 2015	$41.3
Expense Recorded	0.5
Payments Made	(11.7)
Foreign Currency Changes	0.7
Balance at March 31, 2016	$30.8

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee various debt obligations under agreements with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies. No amounts were accrued at March 31, 2016 or December 31, 2015.
Leases
At March 31, 2016, we have recorded approximately $17.7 million in property, plant and equipment representing our landlord's estimated costs incurred to construct properties under two separate build-to-suit lease arrangements. Both leases commenced construction during 2015 with construction expected to be completed during 2016 and 2017 for the two properties. The construction related to the build-to-suit leases have estimated total costs of approximately $54.8 million.
For accounting purposes, we are deemed the owner of the assets during the construction period and are required to record these costs as construction in progress during the construction period, with an offsetting liability in the same amount recorded to current and long-term borrowings, depending on the expected construction completion dates. These costs do not reflect the Company’s cash obligations, but represent the landlord’s costs to construct the properties, including costs for tenant improvements.
Other
We are subject to various pending lawsuits and other claims including civil, regulatory and environmental matters. Certain of these lawsuits and other claims may have an impact on us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage awards against DuPont and/or us. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Pension Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.5	$3.1
Interest cost	3.9	4.6
Expected return on plan assets	(3.2)	(3.7)
Amortization of actuarial (gain) loss, net	(0.1)	0.3
Amortization of prior service credit, net	—	(0.1)
Net periodic benefit cost	$3.1	$4.2
Net periodic benefit gains associated with other long-term employee benefits consisted of amortization of prior service credits of $0.9 million for the three months ended March 31, 2015. At March 31, 2016, there were no liabilities associated with other long-term employee benefits as the plan was effectively settled at December 31, 2015.
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2016 and 2015 we recognized $10.2 million and $1.8 million, respectively, in stock-based compensation expense. Stock-based compensation expense is allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statement of operations.
We recognized a tax benefit on stock-based compensation of $3.9 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.
In February 2016, we granted 1.1 million non-qualified, service-based stock options to certain employees and directors under the 2014 Incentive Award Plan (the "2014 Plan") with a strike price of $23.24 per share. In addition, we granted 0.8 million shares of restricted stock and restricted stock units at fair values equal to $23.24 per share. We also granted 0.3 million shares of performance share awards and performance share units at fair values equal to $24.74 per share.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At March 31, 2016, the Company has estimated its annual forfeiture rate at 0% due to its historical trends and expectations of forfeitures.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair value of options granted in 2016 was $5.68 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

2016 Grants
Expected Term	6.00 years
Volatility	21.63%
Dividend Yield	—
Discount Rate	1.45%

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Options granted under the 2014 Plan vest ratably over three years and have a life of no more than ten years. For the option grants, the market value of the stock is the closing price of the stock on the date of grant. The expected term assumptions used for the 2016 and 2015 grants were also determined using the simplified method and resulted in an expected term of 6.0 years. We do not anticipate paying cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero. Volatility for outstanding grants is based upon the peer group since the Company was either privately-held at the date of grant or had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve. The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option award activity as of March 31, 2016 and changes during the period then ended, is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	11.0	$12.19
Granted	1.1	$23.24
Exercised	(0.2)	$9.22
Forfeited	(0.3)	$7.65
Outstanding at March 31, 2016	11.6	$13.36
Vested and expected to vest at March 31, 2016	11.6	$13.36	$186.7	7.78
Exercisable at March 31, 2016	9.3	$9.81	$179.9	7.36
Cash received by the Company upon exercise of options for the three months ended March 31, 2016 was $6.7 million, inclusive of tax benefits related to exercises of $4.7 million. The future tax benefit related to exercises during the three months ended March 31, 2016 was $1.2 million. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market. The intrinsic value of options exercised for the three months ended March 31, 2016 was $3.6 million.
At March 31, 2016, there was $10.2 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.5 years. Compensation expense is recognized for the fair value of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During three months ended March 31, 2016, we issued 0.8 million shares of restricted stock and restricted stock units with a grant price of $23.24 per share. A portion of these awards vests ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods and are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.
A summary of restricted stock and restricted stock unit award activity as of March 31, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	1.7	$32.22
Granted	0.8	$23.24
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2016	2.5	$29.39

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At March 31, 2016, there was $48.2 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 2.4 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
Performance Stock Awards and Performance Stock Units
During the three months ended March 31, 2016, the Company granted performance shares and performance share units (collectively referred to as "PSUs") to certain employees of the Company as part of their annual share compensation award.
PSUs are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group. Each award covers a three-year performance cycle starting January 1, 2016 through December 31, 2018 with a three-year service period vesting requirement. Awards will cliff vest upon meeting the applicable TSR thresholds and the three-year service requirement. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives. TSR relative to peers is considered a market condition under applicable authoritative guidance.
A summary of performance stock and performance stock unit award activity as of March 31, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	—	$—
Granted	0.3	$24.74
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2016	0.3	$24.74
At March 31, 2016, there was $8.1 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 2.8 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the cliff-vesting attribution method.
(8)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2016	2015
Exchange losses, net	$7.5	$8.7
Other miscellaneous expense (income), net	0.5	(4.8)
Total	$8.0	$3.9
Our net exchange losses for the three months ended March 31, 2016 and 2015 consisted of remeasurement losses on our Euro borrowings, partially offset by gains related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary. Net exchange losses for the period also include the impacts of remeasurement losses related to the remeasurement of the net monetary assets of our Venezuelan subsidiary as discussed further in Note 20.
Other miscellaneous income, net included a gain for the three months ended March 31, 2015, resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Effective Tax Rate	32.3%	2.5%
The higher effective tax rate for the three months ended March 31, 2016 was primarily due to the 2015 favorable impact of the tax benefits associated with currency exchange losses.
(10)    EARNINGS PER COMMON SHARE
Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the exercise of outstanding stock options, restricted shares and performance shares. A reconciliation of our basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Net income attributable to controlling interests	$29.7	$45.1
Basic weighted average shares outstanding	237.1	229.8
Diluted weighted average shares outstanding	241.6	237.0
Earnings per common share:
Basic net income per share	$0.13	$0.20
Diluted net income per share	$0.12	$0.19
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 were 1.9 million and 0.0 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET

	March 31, 2016	December 31, 2015
Accounts receivable—trade, net	$681.4	$647.2
Notes receivable	28.6	43.0
Other	82.7	75.6
Total	$792.7	$765.8
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $11.0 million and $10.7 million at March 31, 2016 and December 31, 2015, respectively. Bad debt expense, within selling, general and administration expenses, was $0.1 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(12)    INVENTORIES

	March 31, 2016	December 31, 2015
Finished products	$319.8	$313.1
Semi-finished products	90.7	88.5
Raw materials and supplies	132.9	129.1
Total	$543.4	$530.7
Stores and supplies inventories of $21.2 million and $20.8 million at March 31, 2016 and December 31, 2015, respectively, were valued under the weighted average cost method.
(13) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $41.7 million and $41.3 million for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015
Property, plant and equipment	$1,894.6	$1,855.3
Accumulated depreciation	(517.1)	(472.4)
Property, plant and equipment, net	$1,377.5	$1,382.9
(14)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2016	December 31, 2015
Dollar Term Loan	$2,036.8	$2,042.5
Euro Term Loan	434.9	428.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	279.5	274.4
Short-term and other borrowings	33.2	26.5
Unamortized original issue discount	(13.2)	(14.0)
Unamortized deferred financing costs, net	(62.4)	(65.9)
	$3,458.8	$3,441.5
Less:
Short term borrowings	$26.2	$22.7
Current portion of long-term borrowings	27.5	27.4
Long-term debt	$3,405.1	$3,391.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment" or the "Refinancing"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the credit agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was confirmed to be less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through March 31, 2016.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are recorded as direct deductions of the associated debt obligations, with the exception of deferred financing costs related to the Revolving Credit Facility, which are classified within other assets on the accompanying condensed consolidated balance sheets as the associated debt has been undrawn since inception, and are amortized as interest expense over the life of the Senior Secured Credit Facilities. At March 31, 2016 and December 31, 2015, the remaining unamortized balances related to the deferred financing costs on the Senior Secured Credit Facilities were $47.3 million and $50.6 million, respectively.
Amortization expense related to deferred financing costs, net for the three months ended March 31, 2016 and 2015 was $3.3 million and $3.2 million, respectively.
Amortization expense related to original issue discounts was $0.8 million for both the three months ended March 31, 2016 and 2015.
At March 31, 2016 and December 31, 2015 there were no borrowings under the Revolving Credit Facility. At March 31, 2016 and December 31, 2015, letters of credit issued under the Revolving Credit Facility totaled $22.1 million and $24.9 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $377.9 million and $375.1 million at March 31, 2016 and December 31, 2015, respectively.
Significant Terms of the Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes" and, together with the Dollar Senior Notes, the "Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes were $33.1 million, are recorded as direct deductions of the associated debt obligations and are amortized into interest expense over the life of the Senior Notes. At March 31, 2016 and December 31, 2015, the remaining unamortized balance was $20.3 million and $21.3 million, respectively. The expense related to the amortization of the deferred financing costs was $1.0 million for both the three months ended March 31, 2016 and 2015.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million, are recorded as direct deductions of the associated debt obligations and are amortized into interest expense over the life of the Euro Senior Notes. At March 31, 2016 and December 31, 2015, the remaining unamortized balances were $6.2 million and $6.5 million, respectively.
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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million and are amortized into interest expense over the life of the Dollar Senior Notes. At March 31, 2016 and December 31, 2015, the remaining unamortized balances were $14.1 million and $14.8 million, respectively.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2016.

Remainder of 2016	$32.4
2017	29.6
2018	28.2
2019	27.7
2020	2,368.9
Thereafter	1,029.9
$3,516.7
(15)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at March 31, 2016 and December 31, 2015 were $3.9 million and $4.2 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at March 31, 2016 were $795.0 million and $290.1 million, respectively. The fair values at December 31, 2015 were $787.5 million and $285.4 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the New Dollar Term Loans and the New Euro Term Loans at March 31, 2016 were $2,021.5 million and $437.7 million, respectively. The fair values at December 31, 2015 were $2,024.6 million and $427.5 million, respectively. The estimated fair values of the Dollar Term Loans and the Euro Term Loans are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.
(16)    DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	March 31, 2016	December 31, 2015
Other assets:
Interest rate swaps	$—	$0.4
Total assets	$—	$0.4
Other liabilities:
Interest rate swaps	$6.0	$1.8
Total liabilities	$6.0	$1.8
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	March 31, 2016	December 31, 2015
Prepaid and other assets:
Foreign currency contracts	$—	$0.3
Total assets	$—	$0.3
Other accrued liabilities:
Foreign currency contracts	$2.0	$—
Total liabilities	$2.0	$—
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three months ended March 31, 2016 and 2015 for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in three months ended March 31, 2016:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$2.2	Interest expense, net	$1.6	Interest expense, net	$2.4

Derivatives in Cash Flow Hedging Relationships in three months ended March 31, 2015:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$4.8	Interest expense, net	$1.6	Interest expense, net	$1.2
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2016	2015
Foreign currency forward contract	Other expense, net	$2.4	$(1.8)
(17)    SEGMENTS
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Three Months Ended March 31,
	2016	2015
Performance Coatings
Refinish	$378.7	$393.2
Industrial	164.3	164.0
Total Net sales Performance Coatings	543.0	557.2
Transportation Coatings
Light Vehicle	329.4	333.2
Commercial Vehicle	83.2	98.8
Total Net sales Transportation Coatings	412.6	432.0
Total Net sales	$955.6	$989.2
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2016
Net sales (1)	$543.0	$412.6	$955.6
Equity in earnings in unconsolidated affiliates	0.1	0.1	0.2
Adjusted EBITDA (2)	110.1	84.7	194.8
Investment in unconsolidated affiliates	4.1	11.5	15.6

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2015
Net sales (1)	$557.2	$432.0	$989.2
Equity in earnings in unconsolidated affiliates	0.1	0.3	0.4
Adjusted EBITDA (2)	107.1	74.9	182.0
Investment in unconsolidated affiliates	4.0	6.5	10.5

(1)	The Company has no intercompany sales between segments.

(2)
The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation and amortization and other unusual items impacting operating results. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance. Reconciliation of Adjusted EBITDA to income before income taxes follows:

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended March 31,
	2016	2015
Income before income taxes	$45.2	$47.9
Interest expense, net	50.1	50.0
Depreciation and amortization	76.0	72.6
EBITDA	171.3	170.5
Foreign exchange remeasurement losses (a)	7.5	8.7
Long-term employee benefit plan adjustments (b)	0.6	0.2
Termination benefits and other employee related costs (c)	1.9	3.7
Consulting and advisory fees (d)	3.0	3.1
Offering related costs (e)	—	1.4
Stock-based compensation (f)	10.2	1.8
Other adjustments (g)	1.8	(3.9)
Dividends in respect of noncontrolling interest (h)	(1.5)	(3.5)
Adjusted EBITDA	$194.8	$182.0

(a)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(b)	Eliminates the non-service cost components of long-term employee benefit costs.

(c)
Represents expenses primarily related to employee termination benefits and other employee-related costs including our initiative to improve overall cost structure within the European region as well as costs associated with our Axalta Way initiatives.

(d)	Represents fees paid to consultants for professional services primarily related to our Axalta Way cost-savings initiatives.

(e)	Represents costs associated with the offering of our common shares in the Carlyle Offerings.

(f)	Represents costs associated with stock-based compensation.

(g)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the three months ended March 31, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our 2015 acquisitions.

(h)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(18)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2016 and 2015, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2016	$1,073.7	$67.5	$1,141.2
Net income	29.7	0.9	30.6
Other comprehensive income, net of tax	13.8	—	13.8
Exercise of stock options	6.7	—	6.7
Recognition of stock-based compensation	10.2	—	10.2
Dividends paid to noncontrolling interests	—	(1.5)	(1.5)
Balance March 31, 2016	$1,134.1	$66.9	$1,201.0

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	45.1	1.6	46.7
Other comprehensive loss, net of tax	(112.1)	(0.4)	(112.5)
Exercise of stock options	(0.6)	—	(0.6)
Recognition of stock-based compensation	1.8	—	1.8
Noncontrolling interest of acquired subsidiaries	—	4.3	4.3
Dividends paid to noncontrolling interests	—	(3.5)	(3.5)
Balance March 31, 2015	$978.9	$69.3	$1,048.2
(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (loss)
December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	15.7	—	(0.4)	(2.4)	12.9
Reclassifications from AOCI to Net income	—	(0.1)	—	1.0	0.9
Net Change	15.7	(0.1)	(0.4)	(1.4)	13.8
March 31, 2016	$(217.1)	$(33.5)	$(0.3)	$(4.6)	$(255.5)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax benefit related to the changes in long-term employee benefits for the three months ended March 31, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustments for long-term employee benefits at March 31, 2016 was $13.4 million. The income tax benefit related to the change in the unrealized loss on derivatives for the three months ended March 31, 2016 was $0.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2016 was $2.7 million.

	Unrealized Currency Translation Adjustments	Long-term Employee Benefit Adjustments	Unrealized Loss on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(109.2)	—	0.5	(1.4)	(110.1)
Reclassifications from AOCI to Net income	—	(0.4)	—	(1.6)	(2.0)
Net Change	(109.2)	(0.4)	0.5	(3.0)	(112.1)
March 31, 2015	$(181.3)	$(31.6)	$0.3	$(2.8)	$(215.4)
The income tax benefit related to the changes in long-term employee benefits for the three months ended March 31, 2015 was $0.8 million. The cumulative income tax benefit related to the adjustment for long-term employee benefits at March 31, 2015 was $14.1 million. The income tax benefit related to the change in the unrealized loss on derivatives for the three months ended March 31, 2015 was $1.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2015 was $1.6 million.
(20)    VENEZUELA
Venezuela Devaluation
As a result of challenging economic conditions, Venezuela’s foreign currency exchange mechanisms have continued to develop which have impacted our Venezuela operations.
From December 31, 2014 through June 30, 2015, we used the Complementary System of Foreign Currency Administration (SICAD) rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars from the SICAD rate to the Marginal Foreign Exchange System (SIMADI) rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We believed it was appropriate to move from using the SICAD rate to using the SIMADI rate at this date based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at the SIMADI rate.
In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. The changes also devalued the official rate determined by DIPRO (formerly CENCOEX), to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which will fully replace SIMADI. DICOM is intended to provide limited access to a free market rate of exchange. At March 31, 2016, the DIPRO exchange mechanism is now operational, however, SIMADI remained the operational exchange mechanism while financial institutions adjust their systems to allow for the capacity of U.S. dollars expected to be obtained through the use of DICOM. At March 31, 2016, DIPRO remained at 10.0 Venezuelan bolivars to 1.0 U.S. dollar and the exchange rates for SIMADI and DICOM were 270.5 Venezuelan bolivars to 1.0 U.S. dollar.
We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism.
At March 31, 2016, we continue to believe that the SIMADI rate is the appropriate rate to use in the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary.
As a result of the devalued Venezuelan bolivar, we recorded currency exchange losses of $7.1 million for the three months ended March 31, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Venezuela Financial Results
As a result of economic uncertainty and the resulting impact on our operations, we re-evaluated the carrying value of long-lived assets for our Venezuelan subsidiary at December 31, 2015. Based on an analysis of estimated undiscounted future cash flows expected to result from the use of our productive long-lived assets with finite lives, we determined that their carrying values were recoverable. The recoverability was heavily dependent on continued demand and price assumptions of our local operations. Our price assumptions and the associated increases are expected to continue and are intended to allow us to keep pace with the changes in exchange rates and inflation. We believe these price increases are feasible given our market share, customer base and historical success of implementing price increases in similar situations in the past. With the exception of intercompany inventory purchases, our operations in Venezuela were and are expected to be entirely self-funded. Due to the ability of our Venezuelan operations to procure raw materials through Axalta subsidiaries, we do not foresee any impact on our Venezuelan subsidiary's ability to operate. We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the foreseeable future based on our current expectations.
If our assumptions regarding continued demand and our ability to successfully implement and sustain price increases differ from actual results, or our ability to control the operations of our Venezuelan subsidiary change as a result of economic uncertainty or political instability, there is risk that our productive long-lived assets may be impaired. This could result in a material unfavorable impact to our results of operations and financial condition. At March 31, 2016, we believe that the demand and price assumptions used at December 31, 2015 continue to be reasonable.
At March 31, 2016 and December 31, 2015, our Venezuelan subsidiary had total assets of $141.0 million and $152.9 million, respectively, and total liabilities of $35.1 million and $42.2 million, respectively, which represent less than 3% of our consolidated assets and liabilities at the end of each respective period. Total liabilities includes $10.8 million and $9.2 million of intercompany trade liabilities designated in U.S. dollars at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, total non-monetary assets, net, were $113.3 million and $112.4 million, respectively. For the three months ended March 31, 2016 and 2015, our Venezuelan subsidiary's net sales represented $9.9 million and $30.0 million of the Company's consolidated net sales, respectively.
(21)     SUBSEQUENT EVENTS
In April 2016, we voluntarily prepaid $100.0 million of the outstanding New Dollar Term Loans. As a result of the prepayment, we will record a pre-tax loss on extinguishment of approximately $2.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. These statements include those that related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	increased competition;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	litigation and other commitments and contingencies;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	unexpected liabilities under any pension plans applicable to our employees;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	business disruptions, security threats and security breaches;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	the risk of impairment charges related to goodwill, identifiable intangible assets and fixed assets;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	Carlyle’s ability to control our common shares;

•
other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 38 manufacturing facilities, 4 technology centers, 46 customer training centers and approximately 12,800 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS AND TRENDS
Our net sales decreased approximately 3.4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven primarily by a decline of approximately 6.4% from unfavorable currency translation. Excluding the impact of currency translation, our net sales increased approximately 3.0% primarily as a result of higher average selling prices. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales excluding currency translation increased approximately 4.8% driven primarily by higher average selling prices in our refinish end-market and stronger volumes in our industrial end-market, particularly in EMEA. These increases were partially offset by weaker refinish end-market volumes in Latin America.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 0.7% driven primarily by higher average selling prices in our light vehicle end-market, particularly in Latin America and EMEA, which was largely offset by weaker volumes in our commercial vehicle end-market.

Our business serves four end-markets globally with net sales for the three months ended March 31, 2016 and 2015 as follows:

(In millions)	Three Months Ended March 31,		2016 vs 2015
	2016	2015	% change
Performance Coatings
Refinish	$378.7	$393.2	(3.7)%
Industrial	164.3	164.0	0.2%
Total Net sales Performance Coatings	543.0	557.2	(2.5)%
Transportation Coatings
Light Vehicle	329.4	333.2	(1.1)%
Commercial Vehicle	83.2	98.8	(15.8)%
Total Net sales Transportation Coatings	412.6	432.0	(4.5)%
Total Net sales	$955.6	$989.2	(3.4)%

Factors Affecting Our Operating Results
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.
EBITDA consists of net income before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash, nonrecurring or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance and (iii) certain unusual or nonrecurring items impacting results in a particular period. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.
We believe these financial measures are commonly used by investors to evaluate our performance and that of our competitors. However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in our industry. These financial measures should not be considered as alternatives to income before income taxes, net income, earnings per share or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance.
EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA:

•	do not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities and the Senior Notes; and

•	eliminate the impact of income taxes on our results of operations;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any expenditures for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by using EBITDA and Adjusted EBITDA along with other comparative tools, together with U.S. GAAP measurements, to assist in the evaluation of operating performance. Such U.S. GAAP measurements include income before income taxes, net income, earnings per share and other performance measures.
In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table reconciles the net income to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$30.6	$46.7
Interest expense, net	50.1	50.0
Provision for income taxes	14.6	1.2
Depreciation and amortization	76.0	72.6
EBITDA	171.3	170.5
Foreign exchange remeasurement losses (a)	7.5	8.7
Long-term employee benefit plan adjustments (b)	0.6	0.2
Termination benefits and other employee related costs (c)	1.9	3.7
Consulting and advisory fees (d)	3.0	3.1
Offering related costs (e)	—	1.4
Stock-based compensation (f)	10.2	1.8
Other adjustments (g)	1.8	(3.9)
Dividends in respect of noncontrolling interest (h)	(1.5)	(3.5)
Adjusted EBITDA	$194.8	$182.0

(a)	Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies.

(b)	Eliminates the non-service cost components of long-term employee benefit costs.

(c)
Represents expenses primarily related to employee termination benefits and other employee-related costs including our initiative to improve overall cost structure within the European region as well as costs associated with our Axalta Way initiatives.

(d)	Represents fees paid to consultants for professional services primarily related to our Axalta Way cost-savings initiatives.

(e)	Represents costs associated with the offering of our common shares in the Carlyle Offerings.

(f)	Represents costs associated with stock-based compensation.

(g)
Represents costs for certain unusual or non-operational (gains) and losses, including a $5.4 million gain recognized during the three months ended March 31, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our 2015 acquisitions.

(h)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following table was derived from the interim unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$955.6	$989.2
Other revenue	6.0	8.3
Total revenue	961.6	997.5
Cost of goods sold	606.4	649.8
Selling, general and administrative expenses	219.1	213.0
Research and development expenses	12.6	12.9
Amortization of acquired intangibles	20.2	20.0
Income from operations	103.3	101.8
Interest expense, net	50.1	50.0
Other expense, net	8.0	3.9
Income before income taxes	45.2	47.9
Provision for income taxes	14.6	1.2
Net income	30.6	46.7
Less: Net income attributable to noncontrolling interests	0.9	1.6
Net income attributable to controlling interests	$29.7	$45.1
Net sales
Net sales decreased $33.6 million, or 3.4%, to $955.6 million for the three months ended March 31, 2016, as compared to net sales of $989.2 million for the three months ended March 31, 2015. Our net sales decrease for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 6.4% due to the impacts of the weakening currencies across all regions compared to the U.S. dollar. Further contributing to the net sales decline was a decrease in sales volumes of 2.1% primarily driven by Latin America. These declines were partially offset by higher average selling prices within Europe, Latin America and North America which contributed to a 5.1% increase in sales compared to the three months ended March 31, 2015.
Other revenue
Other revenue decreased $2.3 million, or 27.7%, to $6.0 million for the three months ended March 31, 2016, as compared to $8.3 million for the three months ended March 31, 2015, primarily due to decreases in royalty revenues. Further contributing to the decrease were the impacts of weakening currencies against the U.S. dollar, which contributed to a decrease of $0.5 million, or 6.0%.
Cost of sales
Cost of sales decreased $43.4 million, or 6.7%, to $606.4 million for the three months ended March 31, 2016 compared to $649.8 million for the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted primarily from a 3.4% decrease associated with currency exchange due to the impact of the weakening Euro and certain currencies within Latin America. Further contributing to the decrease was lower sales volumes of 2.1% over the comparable period. Cost of sales as a percentage of net sales decreased from 65.7% for the three months ended March 31, 2015 to 63.5% for the three months ended March 31, 2016 primarily due to our cost-savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.1 million, or 2.9%, to $219.1 million for the three months ended March 31, 2016 compared to $213.0 million for the three months ended March 31, 2015. The increase for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted primarily from an increase in stock-based compensation of $5.9 million due primarily to the stock awards granted in 2015 and 2016 coupled with continued investments in commercial capabilities. These increases were partially offset by the benefit of currency exchange during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which contributed to a 5.1% reduction in selling, general and administrative expenses due primarily to the impact of the weakening Euro and certain currencies within Latin America compared to the U.S. dollar.
Research and development expenses
Research and development expenses remained relatively consistent, decreasing $0.3 million, or 2.3%, to $12.6 million for the three months ended March 31, 2016 compared to $12.9 million for the three months ended March 31, 2015. This decrease was a result of the benefit of currency exchange, which contributed to a 1.9% decrease in research and development expenses primarily as a result of the weakening Euro compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles remained relatively consistent, increasing $0.2 million, or 1.0%, to $20.2 million for the three months ended March 31, 2016 compared to $20.0 million for the three months ended March 31, 2015. This increase was the result of the amortization of intangibles acquired in connection with our 2015 acquisitions, offset by the benefit of currency exchange primarily as a result of the weakening Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net remained relatively consistent, increasing $0.1 million, or 0.2%, to $50.1 million for the three months ended March 31, 2016 compared to $50.0 million for the three months ended March 31, 2015. The increase was primarily the result of a loss on our interest rate swaps of $2.4 million for the three months ended March 31, 2016, offset by decreases in interest expense resulting from the pay-downs of principal made during the year ended December 31, 2015 on the New Dollar Term Loans.
Other expense, net
Other expense, net increased $4.1 million, or 105.1%, to $8.0 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015. This increase relates primarily to a gain of $5.4 million recognized during the three months ended March 31, 2015, whereby we entered into an agreement with one of our joint venture partners to acquire a controlling interest in an investment previously accounted for as an equity method investment, which did not re-occur during the three months ended March 31, 2016.
Exchange losses were $7.5 million during the three months ended March 31, 2016 as compared to exchange losses of $8.7 million for the three months ended March 31, 2015, resulting in a decrease of $1.2 million. Net exchange losses for the three months ended March 31, 2016 primarily consisted of $7.1 million in losses related to the devaluation of our Venezuelan subsidiary's non-U.S. dollar denominated net monetary assets and liabilities and $13.1 million in losses on our Euro borrowings, partially offset by $12.7 million in remeasurement gains primarily related to internal transactions denominated in currencies different from the functional currency of the relevant subsidiary.
Provision for income taxes
We recorded an income tax provision of $14.6 million for the three months ended March 31, 2016, which represents a 32.3% effective tax rate in relation to the income before income taxes of $45.2 million. The effective tax rate for the three months ended March 31, 2016 differs from the U.S. Federal statutory rate by 2.7%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $5.3 million and we recognized a benefit of $5.3 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $7.5 million and non-deductible expenses and interest of $1.8 million.

We recorded a provision for income taxes of $1.2 million for the three months ended March 31, 2015, which represents a 2.5% effective tax rate in relation to the income before income taxes of $47.9 million. The effective tax rate for the three months ended March 31, 2015 differs from the U.S. Federal statutory rate by 32.5%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $12.1 million and we recognized a benefit of $16.6 million associated with the currency exchange losses which had no impact on income before income taxes. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.6 million and non-deductible expenses and interest of $6.9 million.
SEGMENT RESULTS
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(In millions)	2016	2015
Net Sales
Performance Coatings	$543.0	$557.2
Transportation Coatings	412.6	432.0
Total	$955.6	$989.2
Segment Adjusted EBITDA
Performance Coatings	$110.1	$107.1
Transportation Coatings	84.7	74.9
Total	$194.8	$182.0
Performance Coatings Segment
Net sales decreased $14.2 million, or 2.5%, to $543.0 million for the three months ended March 31, 2016 compared to net sales of $557.2 million for the three months ended March 31, 2015. The decrease in net sales during the three months ended March 31, 2016 was primarily driven by unfavorable impacts of currency exchange across all regions, which contributed to an approximately 7.3% reduction in net sales. The negative currency exchange impacts were primarily related to the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. Further contributing to the decrease was a reduction in volume of 0.6% primarily within the Latin America refinish end-market. The decrease in net sales was offset by higher average selling prices primarily within Latin America and North America, which contributed to net sales growth of 5.4%.
Adjusted EBITDA increased $3.0 million, or 2.8%, to $110.1 million for the three months ended March 31, 2016 compared to Adjusted EBITDA of $107.1 million for the three months ended March 31, 2015. The increase in Adjusted EBITDA in the three months ended March 31, 2016 was primarily driven by higher average selling prices within the refinish end-market. Further contributing to this increase were lower variable costs, offset by lower volumes and unfavorable impacts of weakening currencies, primarily in certain currencies within Latin America compared to the U.S. dollar. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $1.2 million for the three months ended March 31, 2016 as compared to $3.1 million for the three months ended March 31, 2015, resulting in an increase over the comparable period.
Transportation Coatings Segment
Net sales decreased $19.4 million, or 4.5%, to $412.6 million for the three months ended March 31, 2016 compared to net sales of $432.0 million for the three months ended March 31, 2015. The decrease in net sales for the three months ended March 31, 2016 was primarily driven by unfavorable impacts of currency exchange across all regions, which contributed to an approximately 5.2% reduction in net sales. The negative currency exchange impacts were primarily related to the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. Further contributing to the decrease was the impact of lower sales volumes, particularly within Latin America, partially offset by increases in sales volume within the North America light vehicle end-market and higher average selling prices in Latin America and EMEA.

Adjusted EBITDA increased $9.8 million, or 13.1%, to $84.7 million for the three months ended March 31, 2016 compared to Adjusted EBITDA of $74.9 million for the three months ended March 31, 2015. The increase in Adjusted EBITDA during the three months ended March 31, 2016 was driven by higher average selling prices in Latin America and Europe and lower variable costs in North America. Offsetting the increase were decreases in volume and unfavorable impacts of weakening currencies, primarily in certain currencies within Latin America compared to the U.S. dollar.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2016, availability under the Revolving Credit Facility was $377.9 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $22.1 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At March 31, 2016, we also had $3.3 million in outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $3.7 million.
We or our affiliates, at any time and from time to time, may purchase the Dollar Senior Notes, the Euro Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.
Cash Flows
Three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash used for:
Operating activities:
Net income	$30.6	$46.7
Depreciation and amortization	76.0	72.6
Deferred income taxes	(2.4)	(17.2)
Stock-based compensation	10.2	1.8
Amortization of financing costs and original issue discount	5.1	5.0
Foreign exchange losses	7.5	4.8
Other non-cash items	(3.0)	0.1
Net income adjusted for non-cash items	124.0	113.8
Changes in operating assets and liabilities	(142.0)	(212.5)
Operating activities	(18.0)	(98.7)
Investing activities	(43.3)	(30.2)
Financing activities	(2.3)	(19.7)
Effect of exchange rate changes on cash	(1.9)	(10.6)
Net decrease in cash and cash equivalents	$(65.5)	$(159.2)
Three Months Ended March 31, 2016
Net Cash Used for Operating Activities
Net cash used in operating activities for the three months ended March 31, 2016 was $18.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $124.0 million. This was partially offset by net increases in working capital of $142.0 million. The most significant driver in working capital was other accrued liabilities of $74.2 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in accounts receivable, inventory and other assets of $47.8 million due to the seasonal timing of sales during the three months ended March 31, 2016 and increased inventory builds to support ongoing operational demands.

Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2016 was $43.3 million. This use was comprised of purchases of property, plant and equipment of $40.3 million, a decrease of $0.1 million in restricted cash, and net cash used for other investing activities of $2.9 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2016 was $2.3 million. The change was primarily driven by repayments of short-term borrowings and Term Loans of $0.3 million and $6.9 million. Offsetting these payments was cash received from stock option exercises and their associated tax benefits for $6.7 million. Dividends paid to noncontrolling interests totaled $1.5 million for the three months ended March 31, 2016.
Three Months Ended March 31, 2015
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
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2015, was $30.2 million. This use was driven primarily by purchases of property, plant and equipment of $31.5 million and the acquisition of a controlling interest in an equity method investee of $3.2 million (net of cash received) partially offset by a decrease of $1.8 million in restricted cash.
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
Financial Condition
We had cash and cash equivalents at March 31, 2016 and December 31, 2015 of $419.5 million and $485.0 million, respectively. Of these balances, $326.4 million and $372.6 million were maintained in non-U.S. jurisdictions as of March 31, 2016 and December 31, 2015, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost-savings initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	March 31, 2016	December 31, 2015
Dollar Term Loan	$2,036.8	$2,042.5
Euro Term Loan	434.9	428.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	279.5	274.4
Short-term and other borrowings	33.2	26.5
Unamortized original issue discount	(13.2)	(14.0)
Deferred financing costs, net	(62.4)	(65.9)
	3,458.8	3,441.5
Less:
Short term borrowings	26.2	22.7
Current portion of long-term borrowings	27.5	27.4
Long-term debt	$3,405.1	$3,391.4
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 14 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. At March 31, 2016 and December 31, 2015, we had total availability under the Revolving Credit Facility of $377.9 million and $375.1 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company’s contractual obligations since December 31, 2015.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2016.

(In millions)
Remainder of 2016	$32.4
2017	29.6
2018	28.2
2019	27.7
2020	2,368.9
Thereafter	1,029.9
Total	$3,516.7
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. As of March 31, 2016 and December 31, 2015 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on From 10-Q.
Recent Accounting Guidance
See Note 2 "Recent Accounting Guidance" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 3 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

AXALTA COATING SYSTEMS LTD.

Date: April 28, 2016	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: April 28, 2016	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2016	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President and Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.61	Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan

10.62	Form of Restricted Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan

10.63	Form of Restricted Stock Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan

10.64	Form of Performance Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan

10.65	Form of Performance Share Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Incentive Award Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

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