Form 10-Q
period 2016-06-30
Axalta Coating Systems Ltd.
filed 2016-07-27
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 21, 2016, there were 239,130,298 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,065.1	$1,094.1	$2,020.7	$2,083.3
Other revenue	7.0	7.0	13.0	15.3
Total revenue	1,072.1	1,101.1	2,033.7	2,098.6
Cost of goods sold	649.0	679.7	1,255.4	1,329.5
Selling, general and administrative expenses	237.7	245.5	456.8	458.5
Research and development expenses	14.1	12.8	26.7	25.7
Amortization of acquired intangibles	20.3	20.1	40.5	40.1
Income from operations	151.0	143.0	254.3	244.8
Interest expense, net	47.8	49.2	97.9	99.2
Other expense, net	32.8	88.6	40.8	92.5
Income before income taxes	70.4	5.2	115.6	53.1
Provision for income taxes	20.3	29.5	34.9	30.7
Net income (loss)	50.1	(24.3)	80.7	22.4
Less: Net income attributable to noncontrolling interests	1.6	0.8	2.5	2.4
Net income (loss) attributable to controlling interests	$48.5	$(25.1)	$78.2	$20.0
Basic net income (loss) per share	$0.20	$(0.11)	$0.33	$0.09
Diluted net income (loss) per share	$0.20	$(0.11)	$0.32	$0.08
Basic weighted average shares outstanding	237.7	232.3	237.4	231.1
Diluted weighted average shares outstanding	242.4	232.3	242.0	238.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$50.1	$(24.3)	$80.7	$22.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(13.6)	27.3	2.1	(82.3)
Unrealized gain (loss) on securities	0.1	(0.1)	(0.3)	0.4
Unrealized gain (loss) on derivatives	0.5	0.3	(1.7)	(4.5)
Unrealized gain (loss) on pension and other benefit plan obligations	0.2	(2.8)	0.1	(4.0)
Other comprehensive income (loss), before tax	(12.8)	24.7	0.2	(90.4)
Income tax (benefit) provision related to items of other comprehensive income	(0.8)	0.8	—	3.4
Other comprehensive income (loss), net of tax	(13.6)	25.5	0.2	(87.0)
Comprehensive income (loss)	36.5	1.2	80.9	(64.6)
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.0	2.3	2.2
Comprehensive income (loss) attributable to controlling interests	$35.1	$0.2	$78.6	$(66.8)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$480.1	$485.0
Restricted cash	3.1	2.7
Accounts and notes receivable, net	838.6	765.8
Inventories	519.7	530.7
Prepaid expenses and other	62.1	63.6
Deferred income taxes	58.2	69.5
Total current assets	1,961.8	1,917.3
Property, plant and equipment, net	1,358.5	1,382.9
Goodwill	931.1	928.2
Identifiable intangibles, net	1,152.8	1,191.6
Other assets	431.6	434.2
Total assets	$5,835.8	$5,854.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$438.2	$454.7
Current portion of borrowings	55.1	50.1
Deferred income taxes	6.8	6.6
Other accrued liabilities	350.0	370.2
Total current liabilities	850.1	881.6
Long-term borrowings	3,298.1	3,391.4
Long-term employee benefits	243.4	252.3
Deferred income taxes	160.9	165.5
Other liabilities	28.5	22.2
Total liabilities	4,581.0	4,713.0
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 239.1 and 237.9 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	237.9	237.0
Capital in excess of par	1,272.1	1,238.8
Accumulated deficit	(54.6)	(132.8)
Accumulated other comprehensive loss	(268.9)	(269.3)
Total Axalta shareholders’ equity	1,186.5	1,073.7
Noncontrolling interests	68.3	67.5
Total shareholders’ equity	1,254.8	1,141.2
Total liabilities and shareholders’ equity	$5,835.8	$5,854.2

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$80.7	$22.4
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154.6	150.1
Amortization of financing costs and original issue discount	10.1	10.2
Debt extinguishment	2.3	—
Deferred income taxes	(6.8)	(7.1)
Realized and unrealized foreign exchange losses, net	26.0	66.5
Stock-based compensation	21.6	14.2
Asset impairment	10.5	30.6
Other non-cash, net	(2.9)	3.6
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(89.7)	(124.9)
Inventories	13.4	(41.1)
Prepaid expenses and other	(20.2)	(46.0)
Accounts payable	4.0	(16.2)
Other accrued liabilities	(17.9)	(42.0)
Other liabilities	(6.4)	(15.3)
Cash provided by operating activities	179.3	5.0
Investing activities:
Business acquisitions (net of cash acquired)	—	(3.1)
Purchase of property, plant and equipment	(64.8)	(56.6)
Restricted cash	(0.4)	1.9
Other investing	(2.4)	0.9
Cash used for investing activities	(67.6)	(56.9)
Financing activities:
Proceeds from short-term borrowings	—	3.1
Payments on short-term borrowings	(5.5)	(13.7)
Payments on long-term borrowings	(113.7)	(13.6)
Dividends paid to noncontrolling interests	(1.5)	(4.1)
Proceeds from option exercises and associated tax benefits	12.6	51.9
Other financing	(0.2)	(0.2)
Cash provided by (used for) financing activities	(108.3)	23.4
Increase (decrease) in cash and cash equivalents	3.4	(28.5)
Effect of exchange rate changes on cash	(8.3)	(45.8)
Cash and cash equivalents at beginning of period	485.0	382.1
Cash and cash equivalents at end of period	$480.1	$307.8
Supplemental cash flow information
Non-cash investing activities:
Accrued capital expenditures	$15.3	$19.7
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2016 and December 31, 2015, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying financial statements include the interim unaudited condensed consolidated balance sheets of Axalta at June 30, 2016 and December 31, 2015, the related interim unaudited condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and of cash flows for the six months ended June 30, 2016 and 2015. The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year.
The Acquisition
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the DuPont Performance Coatings business ("DPC"), which was formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
The Carlyle Offerings
In November 2014, we priced our initial public offering (the "Offering", or the "IPO"), in which certain selling shareholders affiliated with The Carlyle Group L.P. ("Carlyle") sold 57,500,000 common shares at a price of $19.50 per share.
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
In August 2015, May 2016 and June 2016, we completed secondary offerings (together with the IPO and the April 2015 Secondary Offerings, the "Carlyle Offerings") in which Carlyle sold an aggregate of 34,500,000, 25,000,000 and 3,190,000 common shares, respectively, at public offering prices of $29.75 per share, $27.93 per share and $27.93 per share, respectively.
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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We intend to early adopt this standard during 2016. The impacts to the accompanying condensed consolidated balance sheets would have resulted in corresponding net reclassifications from current assets and liabilities to non-current assets and liabilities at June 30, 2016 and December 31, 2015 of $51.4 million and $62.9 million, respectively.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which sets forth the guidance that an entity should use related to revenue recognition. This standard was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which delayed the effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Companies will be allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to this date. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," which provides clarification around identifying performance obligations and the treatment of different licensing contracts. Additional standards related to revenue from contracts with customers have been issued during 2016 to provide narrow scope improvements and clarification. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
We have determined that all other recently issued accounting standards will not have a material impact on our interim condensed consolidated financial statements or do not apply to our operations.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2015 to June 30, 2016 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2015	$866.1	$62.1	$928.2
Foreign currency translation	2.7	0.2	2.9
June 30, 2016	$868.8	$62.3	$931.1

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.8	$(137.9)	$275.9	10.0
Trademarks - indefinite-lived	284.4	—	284.4	Indefinite
Trademarks - definite-lived	45.8	(10.1)	35.7	14.8
Customer relationships	676.4	(120.1)	556.3	19.3
Non-compete agreements	1.9	(1.4)	0.5	4.6
Total	$1,422.3	$(269.5)	$1,152.8

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.0	$(117.2)	$295.8	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	45.2	(8.5)	36.7	14.7
Customer relationships	676.1	(102.1)	574.0	19.3
Non-compete agreements	1.9	(1.2)	0.7	4.6
Total	$1,420.6	$(229.0)	$1,191.6
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2016 and each of the succeeding four years is:

Remainder of 2016	$40.1
2017	$79.9
2018	$79.8
2019	$79.8
2020	$79.7
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs associated with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and six months ended June 30, 2016, we incurred restructuring costs of $5.1 million and $5.6 million, respectively. During the three and six months ended June 30, 2015, we incurred restructuring costs of $14.5 million and $16.7 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 15 months from June 30, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2015 to June 30, 2016:

2016 Activity
Balance at December 31, 2015	$41.3
Expense Recorded	5.6
Payments Made	(15.4)
Foreign Currency Impacts	0.2
Balance at June 30, 2016	$31.7

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee various debt obligations with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies. No amounts were accrued at June 30, 2016 and December 31, 2015.
Leases
At June 30, 2016, we have recorded approximately $23.1 million in property, plant and equipment representing our landlord's estimated costs incurred to construct properties under two separate build-to-suit lease arrangements. Both leases commenced construction during 2015 with construction expected to be completed during 2016 and 2017 for the two properties. The construction related to the build-to-suit leases have estimated total costs of approximately $55.0 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.6	$3.3	$5.1	$6.4
Interest cost	3.9	4.6	7.8	9.2
Expected return on plan assets	(3.4)	(3.6)	(6.6)	(7.3)
Amortization of actuarial loss, net	0.2	0.2	0.1	0.5
Amortization of prior service credit, net	—	—	—	(0.1)
Net periodic benefit cost	$3.3	$4.5	$6.4	$8.7
 Net periodic benefit gains associated with other long-term employee benefits consisted of amortization of prior service credits of $1.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016, there were no liabilities associated with other long-term employee benefits as the plan was effectively settled at December 31, 2015.
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2016, we recognized $11.4 million and $21.6 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $1.6 million and $5.5 million for the three and six months ended June 30, 2016, respectively.
During the three and six months ended June 30, 2015, we recognized $12.4 million and $14.2 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold, selling, general and administrative expenses and research and development expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $3.3 million and $3.8 million for the three and six months ended June 30, 2015, respectively.
Included in the $12.4 million of stock-based compensation expense recorded during the three months ended June 30, 2015 was $8.2 million of stock-based compensation expense attributable to the accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan") as a result of a change in control (the "Change in Control") in April 2015 when Carlyle's interest in Axalta decreased below 50%, which triggered a liquidity event as defined in the 2013 Plan.
During the six months ended June 30, 2016, we granted 1.1 million non-qualified, service-based stock options to certain employees and directors under the 2014 Incentive Award Plan (the "2014 Plan") with a strike price of $23.25 per share. In addition, we granted 0.8 million shares of restricted stock awards and restricted stock units. We also granted 0.3 million shares of performance stock awards and performance share units.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At June 30, 2016, the Company has estimated its annual forfeiture rate at 0% due to its historical trends and expectations of forfeitures.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Stock Options
The Black-Scholes option pricing model is used to estimate fair values of the options as of the date of the grant. The weighted average fair value of options granted in 2016 was $5.68 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

2016 Grants
Expected Term	6.00 years
Volatility	21.63%
Dividend Yield	—
Discount Rate	1.45%
Options granted under the 2014 Plan vest ratably over three years and have a life of no more than 10 years. For the option grants, the market value of the stock is the closing price of the stock on the date of grant. The expected term assumptions used for the 2016 and 2015 grants were also determined using the simplified method and resulted in an expected term of 6 years. We do not anticipate paying cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero. Volatility for outstanding options is based upon an industry peer group since the Company was either privately-held at the date of grant or had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve. The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option award activity as of and for the six months ended June 30, 2016, is presented below:

	Awards/Units (millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	11.0	$12.19
Granted	1.1	$23.25
Exercised	(0.7)	$8.46
Forfeited	(0.3)	$7.65
Outstanding at June 30, 2016	11.1	$13.59
Vested and expected to vest at June 30, 2016	11.1	$13.59	$149.9	7.62
Exercisable at June 30, 2016	9.2	$10.77	$146.3	7.27
Cash received by the Company upon exercise of options for the six months ended June 30, 2016 was $12.6 million, inclusive of tax benefits of $6.7 million. The future tax benefit related to exercises during the six months ended June 30, 2016 was $4.2 million. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market. The intrinsic value of options exercised for the six months ended June 30, 2016 was $13.6 million.
At June 30, 2016, there was $8.2 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.3 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During the six months ended June 30, 2016, we issued 0.8 million shares of restricted stock awards and restricted stock units (collectively referred to as "RSUs") with an average grant price of $23.33 per share. A portion of these awards vest ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods and are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

A summary of restricted stock and restricted stock unit award activity as of June 30, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	1.7	$32.22
Granted	0.8	$23.33
Vested	(0.2)	$31.79
Forfeited	—	$—
Outstanding at June 30, 2016	2.3	$29.39
Tax benefits on the vesting of restricted stock were $1.8 million.
At June 30, 2016, there was $39.3 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 2.8 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
Performance Stock Awards and Performance Share Units
During the six months ended June 30, 2016, the Company granted performance stock awards and performance share units (collectively referred to as "PSUs") to certain employees of the Company as part of their annual share compensation award.
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
A summary of performance stock and performance stock unit award activity as of June 30, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	—	$—
Granted	0.3	$24.74
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2016	0.3	$24.74
At June 30, 2016, there was $7.4 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 2.6 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
(8)    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange losses, net	$18.0	$57.8	$25.5	$66.5
Impairment of real estate investment	10.5	30.6	10.5	30.6
Debt extinguishment	2.3	—	2.3	—
Other miscellaneous expense (income), net	2.0	0.2	2.5	(4.6)
Total	$32.8	$88.6	$40.8	$92.5

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Our net exchange (gains) losses for the three and six months ended June 30, 2016 and 2015 consist of the impacts related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary, partially offset by the impacts on our Euro borrowings. Our Venezuela subsidiary contributed to the net exchange losses for all periods, resulting from the impacts of losses related to the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities, and was also directly impacted by impairment charges on our non-operational real estate investment (discussed further at Note 20).
Other miscellaneous expense (income), net included a gain for the six months ended June 30, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date.
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Effective Tax Rate	30.2%	57.8%
The lower effective tax rate for the six months ended June 30, 2016 was primarily due to impairment charges in Venezuela with no tax benefit. The 2016 impairment charge was less than the 2015 impairment charge, resulting in less of a negative impact to our effective tax rate. The effective tax rate for the six months ended June 30, 2016 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and currency exchange losses, which were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, non-deductible expenses and interest and a pre-tax impairment charge in Venezuela that was non-deductible.
(10)    NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share includes the effect of potential dilution from the exercise of outstanding stock options, restricted shares and performance shares. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of net income (loss) per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of our basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income (loss) to common shareholders	$48.5	$(25.1)	$78.2	$20.0
Basic weighted average shares outstanding	237.7	232.3	237.4	231.1
Diluted weighted average shares outstanding	242.4	232.3	242.0	238.1
Net income (loss) per common share:
Basic net income (loss) per share	$0.20	$(0.11)	$0.33	$0.09
Diluted net income (loss) per share	$0.20	$(0.11)	$0.32	$0.08
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2016 were 1.1 million and 1.5 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2015 were 16.1 million and 0.8 million, respectively.

(11)    ACCOUNTS AND NOTES RECEIVABLE, NET

	June 30, 2016	December 31, 2015
Accounts receivable—trade, net	$720.0	$647.2
Notes receivable	36.3	43.0
Other	82.3	75.6
Total	$838.6	$765.8
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $12.1 million and $10.7 million at June 30, 2016 and December 31, 2015, respectively. Bad debt expense, within selling, general and administration expenses for the three and six months ended June 30, 2016, was $1.0 million and $1.1 million, respectively, and $2.8 million and $3.5 million for the three and six months ended June 30, 2015, respectively.
(12)    INVENTORIES

	June 30, 2016	December 31, 2015
Finished products	$309.1	$313.1
Semi-finished products	83.0	88.5
Raw materials and supplies	127.6	129.1
Total	$519.7	$530.7
Stores and supplies inventories of $20.8 million and $20.8 million at June 30, 2016 and December 31, 2015, respectively, were valued under the weighted average cost method.
(13) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $43.9 million and $85.6 million for the three and six months ended June 30, 2016, respectively, and $44.4 million and $85.7 million for the three and six months ended June 30, 2015, respectively.

	June 30, 2016	December 31, 2015
Property, plant and equipment	$1,916.7	$1,855.3
Accumulated depreciation	(558.2)	(472.4)
Property, plant, and equipment, net	$1,358.5	$1,382.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(14)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2016	December 31, 2015
Dollar Term Loan	$1,931.0	$2,042.5
Euro Term Loan	428.9	428.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	276.4	274.4
Short-term and other borrowings	36.0	26.5
Unamortized original issue discount	(11.8)	(14.0)
Unamortized deferred financing costs, net	(57.3)	(65.9)
	$3,353.2	$3,441.5
Less:
Short term borrowings	$27.7	$22.7
Current portion of long-term borrowings	27.4	27.4
Long-term debt	$3,298.1	$3,391.4
Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Amendment" or the "Refinancing"). The Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the Credit Agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was and has continued to be less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through June 30, 2016.
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
At June 30, 2016 and December 31, 2015 there were no borrowings under the Revolving Credit Facility. At June 30, 2016 and December 31, 2015, letters of credit issued under the Revolving Credit Facility totaled $21.9 million and $24.9 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.1 million and $375.1 million at June 30, 2016 and December 31, 2015, respectively.
We are subject to customary negative covenants as well as a maximum First Lien Leverage Ratio financial covenant. This financial covenant is applicable only when greater than 25% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. At June 30, 2016, the financial covenant is not applicable. In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of June 30, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facility.
In April 2016, we voluntarily prepaid $100.0 million in principal of the outstanding New Dollar Term Loan. Concurrently, we recorded a pre-tax loss on extinguishment of $2.3 million for the three and six months ended June 30, 2016, consisting of the write-off of $1.7 million and $0.6 million of unamortized deferred financing costs and original issue discounts, respectively.
Deferred financing costs of $92.9 million and original issue discounts of $25.7 million were incurred at the inception of the Senior Secured Credit Facilities. These amounts are recorded as direct deductions of the associated debt obligations, with the exception of deferred financing costs related to the Revolving Credit Facility, which are classified within other assets on the condensed consolidated balance sheets as the associated debt has been undrawn since inception, and are amortized as interest expense over the life of the Senior Secured Credit Facilities. At June 30, 2016 and December 31, 2015, the remaining unamortized balances related to the deferred financing costs on the Senior Secured Credit Facilities were $42.5 million and $50.6 million, respectively.
Amortization expense related to deferred financing costs, net for the three and six months ended June 30, 2016 was $3.2 million and $6.5 million, respectively. These amounts were exclusive of the $1.7 million write-off associated with the $100.0 million prepayment on our New Dollar Term Loan in 2016. Amortization expense related to deferred financing costs, net for the three and six months ended June 30, 2015 was $3.4 million and $6.6 million, respectively.
Amortization expense related to original issue discounts for the three and six months ended June 30, 2016 was $0.8 million and $1.6 million, respectively. These amounts were exclusive of the $0.6 million write-off associated with the $100.0 million prepayment on our New Dollar Term Loan in 2016. Amortization expense related to original issue discounts for the three and six months ended June 30, 2015 was $0.8 million and $1.6 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Significant Terms of the Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "Euro Senior Notes" and, together with the Dollar Senior Notes, the "Senior Notes") and related guarantees thereof. Cash fees related to the issuance of the Senior Notes of $33.1 million were recorded as direct deductions of the associated debt obligations, and are amortized as interest expense over the life of the Senior Notes. At June 30, 2016 and December 31, 2015, the remaining unamortized balances were $19.3 million and $21.3 million, respectively. The expense related to the amortization of the deferred financing costs, net was $1.0 million and $2.0 million for both of the three and six months ended June 30, 2016 and 2015, respectively.
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
(i) Euro Senior Notes
The Euro Senior Notes were sold at par and are due February 1, 2021. The Euro Senior Notes bear interest at 5.750% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Euro Senior Notes were $10.2 million. At June 30, 2016 and December 31, 2015, the remaining unamortized balances were $5.9 million and $6.5 million, respectively.
We have the option to redeem all or part of the Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on February 1 of the years indicated:

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
(ii) Dollar Senior Notes
The Dollar Senior Notes were sold at par and are due May 1, 2021. The Dollar Senior Notes bear interest at 7.375% and are payable semi-annually on February 1 and August 1. Cash fees related to the issuance of the Dollar Senior Notes were $22.9 million. At June 30, 2016 and December 31, 2015, the remaining unamortized balances were $13.4 million and $14.8 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We have the option to redeem all or part of the Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on February 1 of the years indicated:

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2016.

Remainder of 2016	$22.9
2017	29.5
2018	28.2
2019	27.6
2020	2,264.2
Thereafter	1,026.8
$3,399.2
(15)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities at June 30, 2016 and December 31, 2015 was $4.1 million and $4.2 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the Dollar Senior Notes and Euro Senior Notes at June 30, 2016 were $791.3 million and $287.1 million, respectively. The fair values at December 31, 2015 were $787.5 million and $285.4 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Senior Notes and the Euro Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the New Dollar Term Loan and the New Euro Term Loan at June 30, 2016 were $1,928.6 million and $430.0 million, respectively. The fair values at December 31, 2015 were $2,024.6 million and $427.5 million, respectively. The estimated fair values of the Dollar Term Loan and the Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Dollar Term Loan and the Euro Term Loan, these inputs are considered to be Level 2 inputs.

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
During the year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps are in place until September 29, 2017. The interest rate swaps qualify and are designated as cash flow hedges.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	June 30, 2016	December 31, 2015
Other assets:
Interest rate swaps	$—	$0.4
Total assets	$—	$0.4
Other liabilities:
Interest rate swaps	$6.4	$1.8
Total liabilities	$6.4	$1.8
We periodically enter into foreign currency forward contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense, net in the condensed consolidated statement of operations.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	June 30, 2016	December 31, 2015
Prepaid and other assets:
Foreign currency contracts	$—	$0.3
Total assets	$—	$0.3
Other accrued liabilities:
Foreign currency contracts	$3.5	$—
Total liabilities:	$3.5	$—
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2016 and 2015 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest rate contracts	$(0.5)	$(0.3)	Interest expense, net	$1.6	$1.6	Interest expense, net	$0.9	$0.2

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015		Six Months Ended June 30, 2016	Six Months Ended June 30, 2015		Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest rate contracts	$1.7	$4.5	Interest expense, net	$3.2	$3.2	Interest expense, net	$3.3	$1.4
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2016	2015	2016	2015
Foreign currency forward contracts	Other expense, net	$1.6	$(0.1)	$4.0	$(1.9)
Interest rate cap	Interest expense, net	—	(0.1)	—	(0.1)
		$1.6	$(0.2)	$4.0	$(2.0)
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
Our business serves four end-markets globally as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance Coatings
Refinish	$448.8	$460.1	$827.5	$853.3
Industrial	183.3	178.7	347.6	342.7
Total Net sales Performance Coatings	632.1	638.8	1,175.1	1,196.0
Transportation Coatings
Light Vehicle	344.4	347.2	673.8	680.4
Commercial Vehicle	88.6	108.1	171.8	206.9
Total Net sales Transportation Coatings	433.0	455.3	845.6	887.3
Total Net sales	$1,065.1	$1,094.1	$2,020.7	$2,083.3
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended June 30,
	2016			2015
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$632.1	$433.0	$1,065.1	$638.8	$455.3	$1,094.1
Equity in earnings in unconsolidated affiliates	0.1	—	0.1	0.2	0.2	0.4
Adjusted EBITDA (2)	157.3	95.3	252.6	162.1	93.4	255.5
Investment in unconsolidated affiliates	3.9	11.2	15.1	5.7	6.8	12.5

	Six Months Ended June 30,
	2016			2015
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,175.1	$845.6	$2,020.7	$1,196.0	$887.3	$2,083.3
Equity in earnings in unconsolidated affiliates	0.2	0.1	0.3	0.3	0.5	0.8
Adjusted EBITDA (2)	267.4	180.0	447.4	269.2	168.3	437.5
Investment in unconsolidated affiliates	3.9	11.2	15.1	5.7	6.8	12.5

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before income taxes	$70.4	$5.2	$115.6	$53.1
Interest expense, net	47.8	49.2	97.9	99.2
Depreciation and amortization	78.6	77.5	154.6	150.1
EBITDA	196.8	131.9	368.1	302.4
Debt extinguishment (a)	2.3	—	2.3	—
Foreign exchange remeasurement losses (b)	18.0	57.8	25.5	66.5
Long-term employee benefit plan adjustments (c)	0.7	0.2	1.3	0.4
Termination benefits and other employee related costs (d)	7.0	14.8	8.9	18.5
Consulting and advisory fees (e)	2.6	6.8	5.6	9.9
Offering and transactional costs (f)	1.4	0.3	1.4	(3.7)
Stock-based compensation (g)	11.4	12.4	21.6	14.2
Other adjustments (h)	1.9	1.3	3.7	2.8
Dividends in respect of noncontrolling interest (i)	—	(0.6)	(1.5)	(4.1)
Asset impairment (j)	10.5	30.6	10.5	30.6
Adjusted EBITDA	$252.6	$255.5	$447.4	$437.5

(a)
In April 2016, we prepaid $100.0 million of the outstanding principal on the New Dollar Term Loan and recorded a non-cash pre-tax loss on extinguishment of $2.3 million for the three and six months ended June 30, 2016.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of gains associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange losses attributable to the remeasurement of our Venezuelan subsidiary represented $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively, and $55.6 million and $54.8 million for the three and six months ended June 30, 2015, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits and other employee-related costs including our initiative to improve overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents costs associated with the secondary offerings of our common shares by Carlyle, acquisition-related costs, including a $5.4 million gain recognized during the six months ended June 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest and costs associated with changes in the fair value of contingent consideration associated with our acquisitions, all of which are not considered indicative of our ongoing operating performance.

(g)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the three and six months ended June 30, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(h)
Represents costs for certain unusual or non-operational (gains) and losses, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our 2015 acquisitions.

(i)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are considered indicative of our ongoing operating performance.

(j)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during both the three and six months ended June 30, 2016 and 2015, respectively (discussed further at Note 20).

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(18)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2016 and 2015, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2016	$1,073.7	$67.5	$1,141.2
Net income	78.2	2.5	80.7
Other comprehensive income (loss), net of tax	0.4	(0.2)	0.2
Exercise of stock options	12.6	—	12.6
Recognition of stock-based compensation	21.6	—	21.6
Dividends declared to noncontrolling interests	—	(1.5)	(1.5)
Balance June 30, 2016	$1,186.5	$68.3	$1,254.8

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	20.0	2.4	22.4
Other comprehensive (loss), net of tax	(86.8)	(0.2)	(87.0)
Exercise of stock options	50.4	—	50.4
Recognition of stock-based compensation	14.2	—	14.2
Noncontrolling interests of acquired subsidiaries	—	4.3	4.3
Dividends declared to noncontrolling interests	—	(4.1)	(4.1)
Balance June 30, 2015	$1,042.5	$69.7	$1,112.2
(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Loss
December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	2.3	—	(0.3)	(2.1)	(0.1)
Reclassifications from AOCI to Net income	—	(0.5)	—	1.0	0.5
Net Change	2.3	(0.5)	(0.3)	(1.1)	0.4
June 30, 2016	$(230.5)	$(33.9)	$(0.2)	$(4.3)	$(268.9)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax provision related to the changes in pension and other long-term employee benefits for the six months ended June 30, 2016 was $0.6 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at June 30, 2016 was $12.8 million. The income tax benefit related to the change in the unrealized loss on derivatives for the six months ended June 30, 2016 was $0.6 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2016 was $2.5 million.

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
The income tax benefit related to the changes in pension and other long-term employee benefits for the six months ended June 30, 2015 was $1.7 million. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at June 30, 2015 was $15.1 million. The income tax benefit related to the change in the unrealized loss on derivatives for the six months ended June 30, 2015 was $1.7 million. The cumulative income tax benefit related to the adjustment for unrealized loss on derivatives at June 30, 2015 was $1.5 million.
(20)    VENEZUELA
Venezuela Currency Devaluation
As a result of challenging economic conditions, Venezuela’s foreign currency exchange mechanisms have continued to develop which have impacted our Venezuela operations.
From December 31, 2014 through June 30, 2015, we used the Complementary System of Foreign Currency Administration (SICAD) rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars from the SICAD rate to the Marginal Foreign Exchange System (SIMADI) rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We believed it was appropriate to move from using the SICAD rate to using the SIMADI rate based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at the SIMADI rate.
In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. The changes also devalued the official DIPRO rate (formerly CENCOEX), to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which fully replaced SIMADI. DICOM is intended to provide limited access to a free market rate of exchange. At June 30, 2016, both the DIPRO and DICOM exchange mechanisms are operational. At June 30, 2016, DIPRO remained at 10.0 Venezuelan bolivars to 1.0 U.S. dollar and the exchange rate for DICOM was 626.0 Venezuelan bolivars to 1.0 U.S. dollar.
We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism.
At June 30, 2016, we continue to believe that the DICOM rate is the appropriate rate to use in the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary.
Primarily as a result of the devalued Venezuelan bolivar, we recorded currency exchange losses of $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively and $55.6 million and $54.8 million for the three and six months ended June 30, 2015, respectively. Included in the losses for the three and six months ended June

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

30, 2015 was a loss of $53.2 million resulting from the devaluation caused by the change in exchange mechanism used at June 30, 2015.
Venezuela Financial Results
As a result of economic uncertainty and the resulting impact on our operations, we re-evaluated the carrying value of long-lived assets for our Venezuelan subsidiary at December 31, 2015. Based on an analysis of estimated undiscounted future cash flows expected to result from the use of our productive long-lived assets with finite lives, we determined that their carrying values were recoverable. The recoverability analysis was heavily dependent on continued demand and price assumptions of our local operations. Our price assumptions and the associated increases are expected to continue and are intended to allow us to keep pace with the changes in exchange rates and inflation. We believe these price increases are probable given our market share, customer base and historical success of implementing price increases in similar situations in the past. With the exception of intercompany inventory purchases, our operations in Venezuela were and are expected to be entirely self-funded. Due to the ability of our Venezuelan operations to procure raw materials through Axalta subsidiaries, we do not foresee any impact on our Venezuelan subsidiary's ability to operate. We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the foreseeable future based on our current expectations.
If assumptions regarding our continued demand and ability to successfully implement and sustain price increases differ from actual results, or our ability to control the operations of our Venezuelan subsidiary change as a result of economic uncertainty or political instability, there is a risk that our productive long-lived assets may be impaired. Additionally, if DICOM continues to weaken, this could result in a material unfavorable impact on our results of operations and financial condition. Although through June 30, 2016, our operations continued to be challenged by further deteriorating macro-economic conditions within the country, we believe that the demand and price assumptions used at December 31, 2015 continue to be reasonable for assessing our operations recoverability.
At June 30, 2015, we separately evaluated the carrying value of our non-operating real estate investment as it is not part of our core operational activities. Based on this evaluation, we concluded that the carrying value of the real estate investment of $52.6 million was impaired as a result of the current real estate market prices and movement of our translation rate from 12.0 Venezuelan bolivars to 1.0 U.S. dollar to 197.7 Venezuelan bolivars to 1.0 U.S. dollar.
At June 30, 2016, we performed a separate evaluation of the carrying value of our non-operating real estate investment. Based on this evaluation, we concluded that the carrying value of the real estate investment of $21.5 million was impaired as a result of the current real estate market prices and movement of our translation rate from 270.5 Venezuelan bolivars to 1.0 U.S. dollar at March 31, 2016 to 626.0 Venezuelan bolivars to 1.0 U.S. dollar at June 30, 2016.
As a result of these evaluations on our real estate investment property we recorded impairments to write down the carrying value of the asset to its fair value at June 30, 2016 and 2015. An impairment of $10.5 million was recorded within other expense, net for both the three and six months ended June 30, 2016. An impairment of $30.6 million was recorded within other expense, net for both the three and six months ended June 30, 2015. The method used to determine fair values of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms.
At June 30, 2016 and December 31, 2015, our Venezuelan subsidiary had total assets of $129.1 million and $152.9 million, respectively, and total liabilities of $40.3 million and $42.2 million, respectively, which represent less than 3% of our consolidated assets and liabilities at the end of each respective period. Total liabilities include $30.8 million and $25.9 million of intercompany liabilities designated in U.S. dollars at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, total non-monetary assets, net, were $96.3 million and $112.4 million, respectively.
For the three and six months ended June 30, 2016, our Venezuelan subsidiary's net sales represented $19.3 million and $29.2 million of our consolidated net sales, respectively, which represented less than 2% for the respective periods. For the three and six months ended June 30, 2015, our Venezuelan subsidiary represented $65.1 million and $95.1 million of our consolidated net sales, respectively, which represented less than 6% for the respective periods. For the three and six months ended June 30, 2016, our Venezuelan subsidiary represented $9.7 million and $13.2 million of our consolidated income from operations, respectively, which represented less than 7% for the respective periods. For the three and six months ended June 30, 2015, our Venezuelan subsidiary represented $37.8 million and $52.6 million of our consolidated income from operations, respectively, which represented less than 27% for the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. These statements include those that are related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast," and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 38 manufacturing facilities, 4 technology centers, 46 customer training centers and approximately 12,800 employees allows us to meet the needs of customers in approximately 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors.
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
Through our Transportation Coatings segment we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible, coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.

BUSINESS HIGHLIGHTS AND TRENDS
Our net sales decreased 3.0% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to a decline of 6.7% from unfavorable currency translation. Partially offsetting the decrease were increases in net sales as a result of higher average selling prices as well as stronger volumes which contributed to 3.7% of growth. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales decreased as a result of unfavorable foreign currency translation impacts, primarily driven by the weakening of certain currencies within Latin America and Asia, and weaker average selling prices in our Asia region. Foreign currency was largely offset by higher average selling prices in our North America, EMEA and Latin America refinish end-markets and stronger volumes in both our industrial and refinish end-markets, particularly in EMEA and Asia.

•
Transportation Coatings: Net sales decreased as a result of unfavorable foreign currency translation impacts, primarily driven by the weakening of certain currencies within Latin America, and weaker volumes in our Latin America region and North America commercial vehicle end-market. These decreases were offset by stronger volumes in the North America light vehicle end-market and higher average selling prices in both our light vehicle and commercial vehicle end-markets, particularly in Latin America and EMEA.

Our business serves four end-markets globally as follows:

(In millions)	Three Months Ended June 30,		2016 vs 2015	Six Months Ended June 30,		2016 vs 2015
	2016	2015	% change	2016	2015	% change
Performance Coatings
Refinish	$448.8	$460.1	(2.5)%	$827.5	$853.3	(3.0)%
Industrial	183.3	178.7	2.6%	347.6	342.7	1.4%
Total Net sales Performance Coatings	632.1	638.8	(1.0)%	1,175.1	1,196.0	(1.7)%
Transportation Coatings
Light Vehicle	344.4	347.2	(0.8)%	673.8	680.4	(1.0)%
Commercial Vehicle	88.6	108.1	(18.0)%	171.8	206.9	(17.0)%
Total Net sales Transportation Coatings	433.0	455.3	(4.9)%	845.6	887.3	(4.7)%
Total Net sales	$1,065.1	$1,094.1	(2.7)%	$2,020.7	$2,083.3	(3.0)%

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
EBITDA consists of net income before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-operating income or expense, (ii) the impact of certain non-cash or other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance and (iii) certain unusual items impacting results in a particular period. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.
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

The following table reconciles the net income (loss) to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$50.1	$(24.3)	$80.7	$22.4
Interest expense, net	47.8	49.2	97.9	99.2
Provision for income taxes	20.3	29.5	34.9	30.7
Depreciation and amortization	78.6	77.5	154.6	150.1
EBITDA	196.8	131.9	368.1	302.4
Debt extinguishment (a)	2.3	—	2.3	—
Foreign exchange remeasurement losses (b)	18.0	57.8	25.5	66.5
Long-term employee benefit plan adjustments (c)	0.7	0.2	1.3	0.4
Termination benefits and other employee related costs (d)	7.0	14.8	8.9	18.5
Consulting and advisory fees (e)	2.6	6.8	5.6	9.9
Offering and transactional costs (f)	1.4	0.3	1.4	(3.7)
Stock-based compensation (g)	11.4	12.4	21.6	14.2
Other adjustments (h)	1.9	1.3	3.7	2.8
Dividends in respect of noncontrolling interest (i)	—	(0.6)	(1.5)	(4.1)
Asset impairment (j)	10.5	30.6	10.5	30.6
Adjusted EBITDA	$252.6	$255.5	$447.4	$437.5

(a)
In April 2016, we prepaid $100.0 million of the outstanding principal on the New Dollar Term Loan and recorded a non-cash pre-tax loss on extinguishment of $2.3 million for the three and six months ended June 30, 2016.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of gains associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange losses attributable to the remeasurement of our Venezuelan subsidiary represented $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively, and $55.6 million and $54.8 million for the three and six months ended June 30, 2015, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits and other employee-related costs including our initiative to improve overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents costs associated with the secondary offerings of our common shares by Carlyle, acquisition-related costs, including a $5.4 million gain recognized during the six months ended June 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest and costs associated with changes in the fair value of contingent consideration associated with our acquisitions, all of which are not considered indicative of our ongoing operating performance.

(g)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the three and six months ended June 30, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(h)
Represents costs for certain unusual or non-operational (gains) and losses, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our 2015 acquisitions.

(i)	Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are not considered indicative of our ongoing operating performance.

(j)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during both the three and six months ended June 30, 2016 and 2015, respectively (See Note 20 to the condensed consolidated financial statements included elsewhere in this in this Quarterly Report on Form 10-Q).

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(In millions)	2016	2015
Net sales	$1,065.1	$1,094.1
Other revenue	7.0	7.0
Total revenue	1,072.1	1,101.1
Cost of goods sold	649.0	679.7
Selling, general and administrative expenses	237.7	245.5
Research and development expenses	14.1	12.8
Amortization of acquired intangibles	20.3	20.1
Income from operations	151.0	143.0
Interest expense, net	47.8	49.2
Other expense, net	32.8	88.6
Income before income taxes	70.4	5.2
Provision for income taxes	20.3	29.5
Net income (loss)	50.1	(24.3)
Less: Net income attributable to noncontrolling interests	1.6	0.8
Net income (loss) attributable to controlling interests	$48.5	$(25.1)
Net sales
Net sales decreased $29.0 million, or 2.7%, to $1,065.1 million for the three months ended June 30, 2016, compared to net sales of $1,094.1 million for the three months ended June 30, 2015. Our net sales decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 6.9% due to the impact of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by increases in volumes, primarily in Europe and North America, which contributed to net sales growth of 2.8%. Higher average selling prices, primarily in Latin America, also contributed to an increase of 1.4% compared to the three months ended June 30, 2015.
Other revenue
Other revenue remained consistent at $7.0 million for both the three months ended June 30, 2016 and 2015. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales decreased $30.7 million, or 4.5%, to $649.0 million for the three months ended June 30, 2016, compared to $679.7 million for the three months ended June 30, 2015. The decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted primarily from a 2.3% decrease associated with currency exchange due to the impact of the weakening of certain currencies within Latin America and Asia. Partially offsetting the decrease were higher volumes of 2.8%. Cost of sales as a percentage of net sales decreased from 62.1% for the three months ended June 30, 2015 to 60.9% for the three months ended June 30, 2016 primarily due to reductions in costs resulting from our cost-savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $7.8 million, or 3.2%, to $237.7 million for the three months ended June 30, 2016 compared to $245.5 million for the three months ended June 30, 2015. Selling, general and administrative expenses for the three months ended June 30, 2016 included $11.3 million of costs related to our 2015 cost savings initiatives as compared to $21.9 million of costs for the three months ended June 30, 2015, resulting in a decrease of $10.6 million over the comparable period. Further contributing to the decrease was the favorable impact of currency exchange during the three months ended June 30, 2016 which contributed to a 3.1% reduction in selling, general and administrative expenses due to the impact of the weakening of certain currencies within Latin America compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase in selling expense associated with increased sales volumes and ongoing operational expenditures for planned growth initiatives for the three months ended June 30, 2016.
Research and development expenses
Research and development expenses increased $1.3 million, or 10.2%, to $14.1 million for the three months ended June 30, 2016 compared to $12.8 million for the three months ended June 30, 2015. This increase was a result of additional spend as we focus on developing new and existing products in the market, partially offset by the impacts of currency exchange, which contributed to a 0.5% decrease primarily as a result of the impact of the weakening of certain currencies within Asia compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles remained relatively consistent, increasing $0.2 million, or 1.0%, to $20.3 million for the three months ended June 30, 2016 compared to $20.1 million for the three months ended June 30, 2015. This increase was primarily attributable to amortization of the definite-lived intangible assets acquired through our 2015 acquisitions, offset slightly by the impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $1.4 million, or 2.8%, to $47.8 million for the three months ended June 30, 2016 compared to $49.2 million for the three months ended June 30, 2015. The decrease was primarily driven by reductions in principal balances associated with our New Dollar Term Loans, resulting from separate $100.0 million repayments made in October 2015 and April 2016, partially offset by an increase of $0.7 million resulting from losses on our interest rate swaps of $0.9 million for the three months ended June 30, 2016 compared to $0.2 million for the three months ended June 30, 2015.
Other expense, net
Other expense, net decreased $55.8 million from $88.6 million for the three months ended June 30, 2015 to $32.8 million for the three months ended June 30, 2016. This decrease relates primarily to a reduction in exchange losses, net of $18.0 million during the three months ended June 30, 2016 as compared to $57.8 million for the three months ended June 30, 2015, coupled with a decrease in impairment charges related to our real estate investment in Venezuela of $10.5 million during the three months ended June 30, 2016 compared to $30.6 million during the three months ended June 30, 2015.
Exchange losses, net decreased over the comparable period primarily due to decreases in losses resulting from the revaluation of our Venezuela subsidiary from $56.2 million for the three months ended June 30, 2015 to $15.6 million for the three months ended June 30, 2016.
Additionally, during the three months ended June 30, 2016, we incurred losses on extinguishment of debt of $2.3 million from the April 2016 debt prepayment which did not occur during the three months ended June 30, 2015.
Provision for income taxes
We recorded an income tax provision of $20.3 million for the three months ended June 30, 2016, which represents a 28.8% effective tax rate in relation to income before income taxes of $70.4 million. The effective tax rate for the three months ended June 30, 2016 differs from the U.S. Federal statutory rate by 6.2%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $8.5 million and we recognized a benefit of $5.7 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $1.7 million and non-deductible expenses and interest of $2.0 million. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible.

We recorded an income tax provision of $29.5 million for the three months ended June 30, 2015, which represents a 567.3% effective tax rate in relation to income before income taxes of $5.2 million. The effective tax rate for the three months ended June 30, 2015 differs from the U.S. Federal statutory rate by 532.3%, which is primarily the result of non-deductible pre-tax expenses. Non-deductible expenses and interest, currency exchange losses, as well as pre-tax losses in jurisdictions where a tax benefit is not expected to be realized, resulted in a negative impact to our provision for income taxes of $5.0 million, $7.3 million and $2.4 million, respectively. In addition, our pre-tax impairment charge in Venezuela of $30.6 million had an unfavorable $10.7 million impact on the effective rate as it was non-deductible.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
The following table was derived from the interim unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(In millions)	2016	2015
Net sales	$2,020.7	$2,083.3
Other revenue	13.0	15.3
Total revenue	2,033.7	2,098.6
Cost of goods sold	1,255.4	1,329.5
Selling, general and administrative expenses	456.8	458.5
Research and development expenses	26.7	25.7
Amortization of acquired intangibles	40.5	40.1
Income from operations	254.3	244.8
Interest expense, net	97.9	99.2
Other expense, net	40.8	92.5
Income before income taxes	115.6	53.1
Provision for income taxes	34.9	30.7
Net income	80.7	22.4
Less: Net income attributable to noncontrolling interests	2.5	2.4
Net income attributable to controlling interests	$78.2	$20.0
Net sales
Net sales decreased $62.6 million, or 3.0%, to $2,020.7 million for the six months ended June 30, 2016, compared to net sales of $2,083.3 million for the six months ended June 30, 2015. Our net sales decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to unfavorable impacts of currency exchange, which reduced net sales by 6.7% due to the impact of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by higher average selling prices, primarily in Latin America, which contributed to net sales growth of 3.2%. Higher volumes across all regions, with the exception of Latin America, also contributed to an increase of 0.5% compared to the six months ended June 30, 2015.
Other revenue
Other revenue decreased $2.3 million, or 15.0%, to $13.0 million for the six months ended June 30, 2016, compared to $15.3 million for the six months ended June 30, 2015, primarily due to decreases in royalty revenues. Further contributing to the decrease were the impacts of weakening currencies against the U.S. dollar, which contributed to a decrease of $0.7 million, or 4.4%.
Cost of sales
Cost of sales decreased $74.1 million, or 5.6%, to $1,255.4 million for the six months ended June 30, 2016 compared to $1,329.5 million for the six months ended June 30, 2015. The decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted primarily from a 2.8% decrease associated with currency exchange due primarily to the impact of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. The decrease from currency translation was slightly offset by higher volumes of 0.5% over the comparable periods. Cost of sales as a percentage of net sales decreased from 63.8% for the six months ended June 30, 2015 to 62.1% for the six months ended June 30, 2016 primarily due to our cost-savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.7 million, or 0.4%, to $456.8 million for the six months ended June 30, 2016 compared to $458.5 million for the six months ended June 30, 2015. Selling, general and administrative expenses for the six months ended June 30, 2016 included $16.2 million of costs related to our 2015 cost savings initiatives as compared to $30.1 million of costs for the six months ended June 30, 2015, resulting in a decrease of $13.9 million over the comparable period. Further contributing to the decrease was the favorable impact of currency exchange during the six months ended June 30, 2016 which contributed to a 4.0% reduction in selling, general and administrative expenses due to the impact of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. Offsetting the decrease over comparable periods was an increase of $6.0 million in stock-based compensation for the six months ended June 30, 2016, resulting primarily from the issuance of equity incentive awards during 2015 and 2016. Further offsetting the decrease over comparable periods was an increase in selling expense associated with increased sales volumes and ongoing operational expenditures for planned growth initiatives for the six months ended June 30, 2016.
Research and development expenses
Research and development expenses increased $1.0 million, or 3.9%, to $26.7 million for the six months ended June 30, 2016 compared to $25.7 million for the six months ended June 30, 2015. This increase was a result of additional spend as we focus on developing new and existing products in the market, partially offset by the impacts of currency exchange, which contributed to a 1.2% decrease primarily as a result of the impact of the weakening of certain currencies within Asia compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles remained relatively consistent, increasing $0.4 million, or 1.0%, to $40.5 million for the six months ended June 30, 2016 compared to $40.1 million for the six months ended June 30, 2015. This increase was primarily attributable to amortization of the definite-lived intangible assets acquired through our 2015 acquisitions, offset slightly by the impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $1.3 million, or 1.3%, to $97.9 million for the six months ended June 30, 2016 compared to $99.2 million for the six months ended June 30, 2015. The decrease was primarily driven by reductions in principal balances associated with our New Dollar Term Loans, resulting from separate $100.0 million repayments made in October 2015 and April 2016, partially offset by an increase of $1.9 million resulting from losses on our interest rate swaps of $3.3 million for the six months ended June 30, 2016 compared to $1.4 million for the six months ended June 30, 2015.
Other expense, net
Other expense, net decreased $51.7 million to $40.8 million for the six months ended June 30, 2016 compared to $92.5 million for the six months ended June 30, 2015. This decrease relates primarily to a decrease in exchange losses, net of $25.5 million during the six months ended June 30, 2016 as compared to $66.5 million for the six months ended June 30, 2015, coupled with a decrease in impairment charges related to our real estate investment in Venezuela of $10.5 million during the six months ended June 30, 2016 compared to $30.6 million during the six months ended June 30, 2015.
Exchange losses, net decreased over the comparable period primarily due to a decrease in losses resulting from the revaluation of our Venezuela subsidiary from $55.8 million in losses for the six months ended June 30, 2015 to $22.7 million in losses for the six months ended June 30, 2016. In addition, we incurred $2.3 million in gains related to the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary during the six months ended June 30, 2016, compared to $76.5 million in losses during the six months ended June 30, 2015. The decreases in exchange losses were substantially offset by $5.1 million in losses on our Euro borrowings during the six months ended June 30, 2016 as compared to $64.8 million in gains during the six months ended June 30, 2015.
Additionally, during the six months ended June 30, 2016, we incurred losses on extinguishment of debt of $2.3 million which did not occur during the six months ended June 30, 2015.

Provision for income taxes
We recorded an income tax provision of $34.9 million for the six months ended June 30, 2016, which represents a 30.2% effective tax rate in relation to the income before income taxes of $115.6 million. The effective tax rate for the six months ended June 30, 2016 differs from the U.S. Federal statutory rate by 4.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $13.8 million and we recognized a benefit of $11.0 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.3 million and non-deductible expenses and interest of $3.7 million. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible.
We recorded a provision for income taxes of $30.7 million for the six months ended June 30, 2015, which represents a 57.8% effective tax rate in relation to the income before income taxes of $53.1 million. The effective tax rate for the six months ended June 30, 2015 differs from the U.S. Federal statutory rate by 22.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $7.5 million and we recognized a benefit of $9.3 million associated with currency exchange losses. These adjustments were offset by our pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was non-deductible, the unfavorable impact of pre-tax losses in jurisdictions where a tax benefit is not expected to be realized of $6.1 million, and non-deductible expenses and interest of $11.5 million.

SEGMENT RESULTS
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,
(In millions)	2016	2015
Net Sales
Performance Coatings	$632.1	$638.8
Transportation Coatings	433.0	455.3
Total	$1,065.1	$1,094.1
Segment Adjusted EBITDA
Performance Coatings	$157.3	$162.1
Transportation Coatings	95.3	93.4
Total	$252.6	$255.5
Performance Coatings Segment
Net sales decreased $6.7 million, or 1.0%, to $632.1 million for the three months ended June 30, 2016 compared to net sales of $638.8 million for the three months ended June 30, 2015. The decrease in net sales for the three months ended June 30, 2016 was driven by unfavorable impacts of currency exchange, which contributed to an 8.8% reduction in net sales, resulting from the impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decrease was partially offset by an increase in volumes across all regions, which contributed to net sales growth of 5.9%. Further offsetting this decrease were higher average selling prices, primarily within Latin America and North America, which contributed to an increase of 1.9% compared to the three months ended June 30, 2015.
Adjusted EBITDA decreased $4.8 million, or 3.0%, to $157.3 million for the three months ended June 30, 2016 compared to Adjusted EBITDA of $162.1 million for the three months ended June 30, 2015. The decrease in Adjusted EBITDA for the three months ended June 30, 2016 was driven by unfavorable impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar, and higher operating costs associated with support of our volume growth within the refinish end-market. These decreases were partially offset by increases in refinish end-market volumes across all regions, lower variable costs across all regions and end-markets and higher refinish end-market average selling prices.
Transportation Coatings Segment
Net sales decreased $22.3 million, or 4.9%, to $433.0 million for the three months ended June 30, 2016 compared to net sales of $455.3 million for the three months ended June 30, 2015. The decrease in net sales for the three months ended June 30, 2016 was driven by unfavorable impacts of currency exchange, which contributed to a 4.2% reduction in net sales, resulting primarily from the impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. Further contributing to the decrease for the three months ended June 30, 2016 was a decrease in volumes, primarily in Latin America and Asia, which contributed to a net sales decrease of 1.5%, offset partially by higher average selling prices, primarily in Latin America, which contributed to an increase of 0.8%.
Adjusted EBITDA increased $1.9 million, or 2.0%, to $95.3 million for the three months ended June 30, 2016 compared to Adjusted EBITDA of $93.4 million for the three months ended June 30, 2015. The increase in Adjusted EBITDA in the three months ended June 30, 2016 was driven by higher average selling prices and lower variable costs, which were partially offset by higher fixed costs associated with support of our volume growth within the light vehicle end-market, unfavorable impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar, and decreases in volumes in the commercial vehicle end-market.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Six Months Ended June 30,
(In millions)	2016	2015
Net Sales
Performance Coatings	$1,175.1	$1,196.0
Transportation Coatings	845.6	887.3
Total	$2,020.7	$2,083.3
Segment Adjusted EBITDA
Performance Coatings	$267.4	$269.2
Transportation Coatings	180.0	168.3
Total	$447.4	$437.5
Performance Coatings Segment
Net sales decreased $20.9 million, or 1.7%, to $1,175.1 million for the six months ended June 30, 2016 compared to net sales of $1,196.0 million for the six months ended June 30, 2015. The decrease in net sales for the six months ended June 30, 2016 was driven by the unfavorable impacts of currency exchange, which contributed to an 8.1% reduction in net sales. Currency exchange was primarily impacted by the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. The decrease in net sales was partially offset by increases in average selling price, primarily through the Latin America and North America refinish business, which contributed to an increase of 3.5%. Further offsetting this decrease was an increase in volume, primarily in Europe within both the refinish and industrial end-markets, which contributed to a net sales increase of 2.9%.
Adjusted EBITDA decreased $1.8 million, or 0.7%, to $267.4 million for the six months ended June 30, 2016 compared to Adjusted EBITDA of $269.2 million for the six months ended June 30, 2015. The decrease in Adjusted EBITDA in the six months ended June 30, 2016 was primarily driven by unfavorable impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar, and higher operating costs associated with support of our volume growth across all regions. These decreases were partially offset by higher average selling prices within the refinish end-market, increases in volumes across all regions within the refinish end-market and lower variable costs across all regions and end-markets. Additionally, dividends from our consolidated joint ventures to our noncontrolling partners negatively impacted Adjusted EBITDA by $1.2 million for the six months ended June 30, 2016 as compared to $3.1 million for the six months ended June 30, 2015.
Transportation Coatings Segment
Net sales decreased $41.7 million, or 4.7%, to $845.6 million for the six months ended June 30, 2016 compared to net sales of $887.3 million for the six months ended June 30, 2015. The decrease in net sales for the six months ended June 30, 2016 was driven by unfavorable impacts of currency exchange, which contributed to a 4.7% reduction in net sales, resulting primarily from the impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. Further contributing to the net sales decrease was a decrease in volumes, primarily within Latin America, which contributed to net sales decline of 2.7%. These decreases were partially offset by higher average selling prices, primarily within Latin America, which contributed to an increase of 2.7% compared to the six months ended June 30, 2015.
Adjusted EBITDA increased $11.7 million, or 7.0%, to $180.0 million for the six months ended June 30, 2016 compared to Adjusted EBITDA of $168.3 million for the six months ended June 30, 2015. The increase in Adjusted EBITDA in the six months ended June 30, 2016 was driven by higher average selling prices and lower variable costs, which were partially offset by higher fixed costs associated with support of our volume growth within the light vehicle end-market, unfavorable impacts of the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar, and decreases in volumes in the commercial vehicle end-market.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2016, availability under the Revolving Credit Facility was $378.1 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $21.9 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes. At June 30, 2016, we had no outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.0 million.
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
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 1.0% and 2.7% of the consolidated cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used for):
Operating activities:
Net income	$80.7	$22.4
Depreciation and amortization	154.6	150.1
Amortization of financing costs and original issue discount	10.1	10.2
Debt extinguishment	2.3	—
Deferred income taxes	(6.8)	(7.1)
Realized and unrealized foreign exchange losses, net	26.0	66.5
Stock-based compensation	21.6	14.2
Asset impairment	10.5	30.6
Other non-cash, net	(2.9)	3.6
Net income adjusted for non-cash items	296.1	290.5
Changes in operating assets and liabilities	(116.8)	(285.5)
Operating activities	179.3	5.0
Investing activities	(67.6)	(56.9)
Financing activities	(108.3)	23.4
Effect of exchange rate changes on cash	(8.3)	(45.8)
Net decrease in cash and cash equivalents	$(4.9)	$(74.3)
Six months ended June 30, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $179.3 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $296.1 million. This was partially offset by net increases in working capital of $116.8 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $109.9 million, primarily due to the seasonal increase in net sales during the six months ended June 30, 2016 and increases in other accrued liabilities of $17.9 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits.

This is partially offset by a decrease in inventory of $13.4 million as a result of normal inventory turnover and timing.
Net Cash Used for Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $67.6 million. This use was substantially driven by purchases of property, plant and equipment of $64.8 million and the capital contribution of an investment affiliate of $3.1 million partially offset by a decrease of $0.4 million in restricted cash.
Net Cash Used for Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 was $108.3 million. The use was substantially driven by payments on our long-term borrowings for $113.7 million, including a $100.0 million prepayment of the outstanding New Dollar Term Loan. Adding to this use were repayments of short-term borrowings of $5.5 million as well as dividends paid to noncontrolling interests of $1.5 million for the six months ended June 30, 2016. Offsetting these payments was cash received from stock options exercised for $12.6 million (net of tax associated tax benefits).
Other Impacts on Cash
Exchange impacts on cash for the six months ended June 30, 2016 were $8.3 million, primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary of $10.3 million, which was offset by favorable exchange impacts from other foreign currencies.
Six months ended June 30, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2015. Net income before deducting depreciation, amortization and other non-cash items generated cash of $290.5 million. This was partially offset by net increases in working capital of $285.5 million. The most significant drivers in working capital were increases in trade receivables, inventory and other assets of $212.0 million due to the seasonal timing of sales during the six months ended June 30, 2015 and increased inventory builds to support ongoing operational demands. Increases of other accrued liabilities of $42.0 million related to payments of normal operating activities, timing of cash payments for annual employee performance related benefits, as well as restructuring costs and transition-related costs incurred during 2014 and 2015.
Net Cash Used for Investing Activities
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $23.4 million. The change was substantially driven by cash received from stock options exercised of $45.2 million, the recognition of a tax benefit of $6.7 million due to stock options exercised within the quarter, and by proceeds received from short-term borrowings during the period of $3.1 million. These were offset by repayments of short-term borrowings and Term Loans of $13.7 million and $13.6 million, respectively, as well as dividends paid to noncontrolling interests of $4.1 million for the six months ended June 30, 2015.
Other Impacts on Cash
Exchange impacts on cash for the six months ended June 30, 2015 were $45.8 million primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary which contributed $37.4 million.
Financial Condition
We had cash and cash equivalents at June 30, 2016 and December 31, 2015 of $480.1 million and $485.0 million, respectively. Of these balances, $332.2 million and $372.6 million were maintained in non-U.S. jurisdictions as of June 30, 2016 and December 31, 2015, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	June 30, 2016	December 31, 2015
Dollar Term Loan	$1,931.0	$2,042.5
Euro Term Loan	428.9	428.0
Dollar Senior Notes	750.0	750.0
Euro Senior Notes	276.4	274.4
Short-term and other borrowings	36.0	26.5
Unamortized original issue discount	(11.8)	(14.0)
Deferred financing costs, net	(57.3)	(65.9)
	$3,353.2	$3,441.5
Less:
Short term borrowings	27.7	22.7
Current portion of long-term borrowings	27.4	27.4
Long-term debt	$3,298.1	$3,391.4
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 14 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. At June 30, 2016 and December 31, 2015, we had total availability under the Revolving Credit Facility $378.1 million and $375.1 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Dollar Senior Notes and the Euro Senior Notes.
The Company continues to focus on optimizing our capital structure and we are actively monitoring developments in the debt markets. We currently expect to opportunistically refinance certain indebtedness along with amending the tenure of our Revolving Credit Facility if we can do so on attractive terms and conditions.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the Company’s contractual obligations since December 31, 2015.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2016.

(In millions)
Remainder of 2016	$22.9
2017	29.5
2018	28.2
2019	27.6
2020	2,264.2
Thereafter	1,026.8
Total	$3,399.2
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At June 30, 2016 and December 31, 2015 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to our Global Operations
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. We have substantial R&D and manufacturing operations in Europe and a significant portion of our business involves cross border transactions throughout the region. We cannot predict how the British referendum or similar votes by other European Union member states will impact our operations and business. In addition, these developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in the global financial markets as well as business conditions in Europe and beyond. This volatility may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.
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

AXALTA COATING SYSTEMS LTD.

Date: July 26, 2016	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: July 26, 2016	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2016	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President Corporate Finance and Global Controller
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