Form 10-Q
period 2016-09-30
Axalta Coating Systems Ltd.
filed 2016-10-27
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 20, 2016, there were 240,462,407 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,023.4	$1,000.3	$3,044.1	$3,083.6
Other revenue	5.7	4.8	18.7	20.1
Total revenue	1,029.1	1,005.1	3,062.8	3,103.7
Cost of goods sold	630.4	628.6	1,885.8	1,958.1
Selling, general and administrative expenses	242.3	219.2	699.1	677.7
Research and development expenses	14.9	13.0	41.6	38.7
Amortization of acquired intangibles	21.3	20.4	61.8	60.5
Income from operations	120.2	123.9	374.5	368.7
Interest expense, net	42.9	50.8	140.8	150.0
Other expense, net	87.4	18.9	128.2	111.4
Income (loss) before income taxes	(10.1)	54.2	105.5	107.3
Provision (benefit) for income taxes	(0.6)	17.8	34.3	48.5
Net income (loss)	(9.5)	36.4	71.2	58.8
Less: Net income attributable to noncontrolling interests	1.2	1.3	3.7	3.7
Net income (loss) attributable to controlling interests	$(10.7)	$35.1	$67.5	$55.1
Basic net income (loss) per share	$(0.04)	$0.15	$0.28	$0.24
Diluted net income (loss) per share	$(0.04)	$0.15	$0.28	$0.23
Basic weighted average shares outstanding	238.5	235.9	237.8	232.7
Diluted weighted average shares outstanding	238.5	240.9	242.4	239.1

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(9.5)	$36.4	$71.2	$58.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	14.6	(64.4)	16.7	(146.7)
Unrealized gain (loss) on securities	0.6	(0.4)	0.3	—
Unrealized gain (loss) on derivatives	1.7	(3.5)	—	(8.0)
Unrealized gain (loss) on pension	0.1	(0.8)	0.2	(4.8)
Other comprehensive income (loss), before tax	17.0	(69.1)	17.2	(159.5)
Income tax provision related to items of other comprehensive income	—	1.2	—	4.6
Other comprehensive income (loss), net of tax	17.0	(67.9)	17.2	(154.9)
Comprehensive income (loss)	7.5	(31.5)	88.4	(96.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.2	(0.8)	4.5	1.4
Comprehensive income (loss) attributable to controlling interests	$5.3	$(30.7)	$83.9	$(97.5)

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$528.3	$485.0
Restricted cash	2.8	2.7
Accounts and notes receivable, net	871.3	765.8
Inventories	545.6	530.7
Prepaid expenses and other	58.9	63.6
Deferred income taxes	65.7	69.5
Total current assets	2,072.6	1,917.3
Property, plant and equipment, net	1,372.3	1,382.9
Goodwill	1,015.9	928.2
Identifiable intangibles, net	1,239.9	1,191.6
Other assets	441.8	434.2
Total assets	$6,142.5	$5,854.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$469.2	$454.7
Current portion of borrowings	54.2	50.1
Deferred income taxes	6.5	6.6
Other accrued liabilities	386.2	370.2
Total current liabilities	916.1	881.6
Long-term borrowings	3,428.1	3,391.4
Long-term employee benefits	243.3	252.3
Deferred income taxes	192.3	165.5
Other liabilities	31.9	22.2
Total liabilities	4,811.7	4,713.0
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 240.1 and 237.9 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	238.9	237.0
Capital in excess of par	1,289.8	1,238.8
Accumulated deficit	(65.3)	(132.8)
Accumulated other comprehensive loss	(252.9)	(269.3)
Total Axalta shareholders’ equity	1,210.5	1,073.7
Noncontrolling interests	120.3	67.5
Total shareholders’ equity	1,330.8	1,141.2
Total liabilities and shareholders’ equity	$6,142.5	$5,854.2

The accompanying notes are an integral part of these financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$71.2	$58.8
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	235.8	225.5
Amortization of financing costs and original issue discount	14.6	15.5
Debt extinguishment and refinancing related costs	84.2	—
Deferred income taxes	(14.0)	(1.1)
Realized and unrealized foreign exchange losses, net	30.6	90.2
Stock-based compensation	31.6	22.1
Asset impairment	10.5	30.6
Other non-cash, net	(10.4)	5.2
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(103.8)	(111.6)
Inventories	0.1	(44.7)
Prepaid expenses and other	(31.2)	(57.3)
Accounts payable	14.0	(10.1)
Other accrued liabilities	0.4	(41.5)
Other liabilities	(9.8)	(17.8)
Cash provided by operating activities	323.8	163.8
Investing activities:
Business acquisitions (net of cash acquired)	(103.5)	(19.9)
Purchase of property, plant and equipment	(95.3)	(93.8)
Restricted cash	—	1.7
Purchase of intangibles	(3.9)	(0.3)
Other investing activities	(2.4)	1.2
Cash used for investing activities	(205.1)	(111.1)
Financing activities:
Proceeds from short-term borrowings	—	3.0
Proceeds from long-term borrowings	1,377.6	—
Payments on short-term borrowings	(7.2)	(15.6)
Payments on long-term borrowings	(1,375.5)	(20.5)
Payments for refinancing related costs	(78.3)	—
Dividends paid to noncontrolling interests	(3.0)	(4.4)
Proceeds from option exercises and associated tax benefits	21.3	67.8
Other financing activities	(0.2)	(0.2)
Cash provided by (used for) financing activities	(65.3)	30.1
Increase in cash and cash equivalents	53.4	82.8
Effect of exchange rate changes on cash	(10.1)	(53.3)
Cash and cash equivalents at beginning of period	485.0	382.1
Cash and cash equivalents at end of period	$528.3	$411.6
Supplemental cash flow information
Non-cash investing activities:
Accrued capital expenditures	$21.6	$17.2
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2016 and December 31, 2015, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and their cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for a full year.
The Acquisition
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the DuPont Performance Coatings business ("DPC"), formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
The Carlyle Offerings
In November 2014, we priced our initial public offering ("IPO") in which certain selling shareholders affiliated with The Carlyle Group L.P. ("Carlyle") sold 57,500,000 common shares at a price of $19.50 per share.
Subsequent to the IPO, Carlyle completed six secondary offerings for an aggregate of 170.3 million common shares from April 2015 through August 2016 with offering prices ranging from $27.93 to $29.75 ("Carlyle Offerings"). We did not receive any proceeds from the sale of common shares in any of the Carlyle Offerings.
Effective with the August 2016 Carlyle offering, Carlyle no longer has any beneficial interest in Axalta's common shares, other than de minimis amounts held or owned in the ordinary course of business purchased subsequent to the Acquisition.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We intend to early adopt this standard on December 31, 2016. The impacts to the accompanying condensed consolidated balance sheets would have resulted in corresponding net reclassifications from current assets and liabilities to non-current assets and liabilities at September 30, 2016 and December 31, 2015 of $59.2 million and $62.9 million, respectively.
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
We have determined that all other recently issued accounting standards will not have a material impact on our condensed consolidated financial statements or do not apply to our operations.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the three and nine months ended September 30, 2016, we completed three business acquisitions. These include a refinish business based in Southeast Asia, a light-vehicle business specializing in interior coatings based in North America and fifty-one percent of a controlling interest in an industrial business specializing in coil and spray coatings (together, the "2016 Acquisitions" or combined with immaterial acquisitions completed during 2015, the "2016 and 2015 Acquisitions"). Under the terms of the fifty-one percent acquisition, we are committed to purchase the remaining non-controlling interest of the entity in two equal installments in 2018 and 2019. The fair value of the non-controlling interest was $51.3 million as of the acquisition date. The 2016 Acquisitions were accounted for as business combinations and the overall impacts to our condensed consolidated financial statements were not considered material, either individually or in the aggregate, as of and for the three and nine months ended September 30, 2016. The total fair value of net assets acquired, including minority interests, was $156.6 million and aggregate net sales for the 2016 Acquisitions on our condensed consolidated statements of operations for both the three and nine months ended September 30, 2016 was $21.4 million. In addition to the goodwill associated with our minority interests from the 2016 Acquisitions, the fair value associated with definite-lived intangibles assets was $96.8 million, comprised of $17.7 million in technology, $9.3 million of trademarks, $69.3 million of customer relationships and $0.5 million of non-compete agreements. At September 30, 2016, we have not finalized the purchase accounting related to the 2016 Acquisitions and these amounts represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2015 to September 30, 2016 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2015	$866.1	$62.1	$928.2
Goodwill from acquisitions	59.2	15.5	74.7
Foreign currency translation	12.1	0.9	13.0
September 30, 2016	$937.4	$78.5	$1,015.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$435.2	$(149.6)	$285.6	10.2
Trademarks - indefinite-lived	287.3	—	287.3	Indefinite
Trademarks - definite-lived	55.5	(11.0)	44.5	14.8
Customer relationships	752.2	(130.5)	621.7	18.9
Non-compete agreements	2.4	(1.6)	0.8	4.6
Total	$1,532.6	$(292.7)	$1,239.9

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.0	$(117.2)	$295.8	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	45.2	(8.5)	36.7	14.7
Customer relationships	676.1	(102.1)	574.0	19.3
Non-compete agreements	1.9	(1.2)	0.7	4.6
Total	$1,420.6	$(229.0)	$1,191.6
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2016 and each of the succeeding five years is:

Remainder of 2016	$21.6
2017	$86.1
2018	$86.1
2019	$86.0
2020	$86.0
2021	$85.9
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and nine months ended September 30, 2016, we incurred restructuring costs of $15.6 million and $21.2 million, respectively. During the three and nine months ended September 30, 2015, we recognized a benefit resulting from a change in estimate of $0.7 million and costs of $16.0 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from September 30, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2015 to September 30, 2016:

2016 Activity
Balance at December 31, 2015	$41.3
Expense Recorded	21.2
Payments Made	(19.8)
Foreign Currency Impacts	0.6
Balance at September 30, 2016	$43.3

(5)	COMMITMENTS AND CONTINGENCIES
Guarantees
We directly guarantee various debt obligations with third parties related to the following: equity affiliates, customers, suppliers and other affiliated companies. No amounts were accrued at September 30, 2016 and December 31, 2015.
Leases
At September 30, 2016, we have recorded approximately $25.1 million in property, plant and equipment representing our landlord's estimated costs incurred to construct properties under two separate build-to-suit lease arrangements. Both leases commenced construction during 2015 with construction expected to be completed during 2016 and 2017 for the two properties, respectively. The construction related to the build-to-suit leases have estimated total costs of approximately $55.0 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.4	$2.7	$7.5	$9.1
Interest cost	3.7	3.9	11.5	13.1
Expected return on plan assets	(3.0)	(3.7)	(9.6)	(11.0)
Amortization of actuarial loss, net	0.1	0.2	0.2	0.7
Amortization of prior service credit, net	—	—	—	(0.1)
Net periodic benefit cost	$3.2	$3.1	$9.6	$11.8
Net periodic benefit gains associated with other long-term employee benefits consisted of amortization of prior service credits of $0.9 million and $2.8 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016, there were no liabilities associated with other long-term employee benefits as the plan was effectively settled at December 31, 2015.
(7)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2016, we recognized $10.0 million and $31.6 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $5.3 million and $10.8 million for the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2015, we recognized $7.9 million and $22.1 million, respectively, in stock-based compensation expense which was allocated primarily to cost of goods sold, selling, general and administrative expenses and research and development expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $2.8 million and $6.6 million for the three and nine months ended September 30, 2015, respectively.
Included in the $22.1 million of stock-based compensation expense recorded during the nine months ended September 30, 2015 was $8.2 million of stock-based compensation expense attributable to the accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan") as a result of a change in control (the "Change in Control") in April 2015 when Carlyle's interest in Axalta decreased below 50%, which triggered a liquidity event as defined in the 2013 Plan.
Compensation cost is recorded net of forfeitures. The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. At September 30, 2016, the Company has estimated its annual forfeiture rate at 0% due to its historical trends and expectations of forfeitures.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Stock Options
The Black-Scholes option pricing model is used to estimate fair value of the options as of the date of the grant. The weighted average fair value of options granted in 2016 was $5.68 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

2016 Grants
Expected Term	6.00 years
Volatility	21.63%
Dividend Yield	—
Discount Rate	1.45%
Options granted under the 2014 Incentive Award Plan (the "2014 Plan) vest ratably over 3 years and have a life of no more than 10 years. For the option grants, the market value of the stock is the closing price of the stock on the date of grant. The expected term assumptions used for the 2016 and 2015 grants were also determined using the simplified method and resulted in an expected term of 6 years. We do not anticipate paying cash dividends in the foreseeable future and, therefore, used an expected dividend yield of zero. Volatility for outstanding options is based upon an industry peer group since the Company was either privately-held at the date of grant or had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve. The exercise price and market value per share amounts were as of the date the stock options were granted.
A summary of stock option award activity as of and for the nine months ended September 30, 2016, is presented below:

	Awards/Units (millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2016	11.0	$12.19
Granted	1.1	$23.27
Exercised	(1.7)	$8.09
Forfeited / cancelled	(0.4)	$9.48
Outstanding at September 30, 2016	10.0	$14.16
Vested and expected to vest at September 30, 2016	10.0	$14.16	$146.0	7.42
Exercisable at September 30, 2016	8.1	$11.17	$140.5	7.04
Cash received by the Company upon exercise of options for the nine months ended September 30, 2016 was $21.3 million, inclusive of tax benefits of $7.5 million. The future tax benefit related to exercises during the nine months ended September 30, 2016 was $10.2 million. The Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market. The intrinsic value of options exercised for the nine months ended September 30, 2016 was $34.2 million.
At September 30, 2016, there was $6.5 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.0 years. Compensation expense is recognized for the fair values of the stock options over the requisite service period of the awards using the graded-vesting attribution method.
Restricted Stock Awards and Restricted Stock Units
During the nine months ended September 30, 2016, we issued 0.8 million shares of restricted stock awards and restricted stock units with an average grant price of $23.39 per share. A portion of these awards vest ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods and are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

A summary of restricted stock and restricted stock unit award activity as of September 30, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	1.7	$32.22
Granted	0.8	$23.39
Vested	(0.2)	$31.71
Forfeited	—	$—
Outstanding at September 30, 2016	2.3	$29.22
Tax benefits on the vesting of restricted stock were $1.9 million.
At September 30, 2016, there was $31.2 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.9 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
Performance Stock Awards and Performance Share Units
During the nine months ended September 30, 2016, the Company granted performance stock awards and performance share units (collectively referred to as "PSUs") to certain employees of the Company as part of their annual equity compensation award.
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
A summary of performance stock and performance stock unit award activity as of September 30, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	—	$—
Granted	0.3	$24.74
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2016	0.3	$24.74
At September 30, 2016, there was $6.7 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 2.3 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange losses, net	$4.5	$23.7	$30.0	$90.2
Impairment of real estate investment	—	—	10.5	30.6
Debt extinguishment and refinancing related costs	81.9	—	84.2	—
Other miscellaneous expense (income), net	1.0	(4.8)	3.5	(9.4)
Total	$87.4	$18.9	$128.2	$111.4
Our net exchange losses for the three and nine months ended September 30, 2016 and 2015 consists of the impacts on our Euro borrowings combined with those impacts related to our Venezuela subsidiary, which is a U.S. dollar functional entity, and the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities. Amounts were also directly impacted by impairment charges on our non-operational real estate investment (discussed further at Note 20). These exchange losses were slightly offset by gains resulting from the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary.
Expense related to debt extinguishment and refinancing related costs includes redemption premiums on our 2021 Dollar Senior Notes and 2021 Euro Senior Notes during the three and nine months ended September 30, 2016, as well as the unamortized (or pro-rata unamortized) deferred financing costs and original issue discounts associated with the debt extinguishments. See Note 14 for further information.
Other miscellaneous expense (income), net included a gain for the nine months ended September 30, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date.
(9)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Effective Tax Rate	32.5%	45.2%
The lower effective tax rate for the nine months ended September 30, 2016 was primarily due to less pre-tax impairment charges in Venezuela which were not tax-deductible. This resulted in a 10.0% increase in the effective tax rate in 2015 compared to 2.9% in 2016. This decrease was partially offset by the unfavorable impact of pre-tax losses on debt extinguishment and other financing-related costs incurred in connection with the refinancing activities and voluntary prepayments (see discussion at Note 14), as we do not expect to realize a tax benefit for a portion of these losses.
The effective tax rate for the nine months ended September 30, 2016 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and currency exchange losses, which were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, non-deductible expenses and interest and a pre-tax impairment charge in Venezuela that was non-deductible.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(10)    NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the exercise of outstanding stock options, restricted shares and performance shares. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of net income per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of our basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income (loss) to common shareholders	$(10.7)	$35.1	$67.5	$55.1
Basic weighted average shares outstanding	238.5	235.9	237.8	232.7
Diluted weighted average shares outstanding	238.5	240.9	242.4	239.1
Net income (loss) per Common Share:
Basic net income (loss) per share	$(0.04)	$0.15	$0.28	$0.24
Diluted net income (loss) per share	$(0.04)	$0.15	$0.28	$0.23
The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 were 13.0 million and 1.4 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2015 were 1.1 million and 0.6 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2016	December 31, 2015
Accounts receivable—trade, net	$714.7	$647.2
Notes receivable	65.6	43.0
Other	91.0	75.6
Total	$871.3	$765.8
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $12.1 million and $10.7 million at September 30, 2016 and December 31, 2015, respectively. Bad debt expense, within selling, general, and administration expenses, for the three and nine months ended September 30, 2016, was $0.6 million and $1.7 million, respectively, and income of $0.2 million and expense of $3.3 million for the three and nine months ended September 30, 2015, respectively.
(12)    INVENTORIES

	September 30, 2016	December 31, 2015
Finished products	$320.4	$313.1
Semi-finished products	85.1	88.5
Raw materials and supplies	140.1	129.1
Total	$545.6	$530.7
Stores and supplies inventories of $21.0 million and $20.8 million at September 30, 2016 and December 31, 2015, respectively, were valued under the weighted average cost method.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(13) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $45.0 million and $130.6 million for the three and nine months ended September 30, 2016, respectively, and $42.2 million and $127.9 million for the three and nine months ended September 30, 2015, respectively.

	September 30, 2016	December 31, 2015
Property, plant and equipment	$1,974.8	$1,855.3
Accumulated depreciation	(602.5)	(472.4)
Property, plant, and equipment, net	$1,372.3	$1,382.9
(14)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2016	December 31, 2015
New Dollar Term Loan	$1,925.3	$2,042.5
New Euro Term Loan	209.7	428.0
2021 Dollar Senior Notes	—	750.0
2021 Euro Senior Notes	—	274.4
2024 Dollar Senior Notes	500.0	—
2024 Euro Senior Notes	375.7	—
2025 Euro Senior Notes	504.7	—
Short-term and other borrowings	37.0	26.5
Unamortized original issue discount	(12.7)	(14.0)
Unamortized deferred financing costs	(57.4)	(65.9)
	$3,482.3	$3,441.5
Less:
Short term borrowings	$26.7	$22.7
Current portion of long-term borrowings	27.5	27.4
Long-term debt	$3,428.1	$3,391.4
Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Second Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "US Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Second Amendment"). The Second Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "New Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "New Euro Term Loans" and, together with the New Dollar Term Loans and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities"). The New Dollar Term Loans are subject to a floor of 1.00%, plus an applicable rate after the Second Amendment Effective Date. The applicable rate for such New Dollar Term Loans is 3.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 2.00% per annum for Base Rate Loans as defined in the Credit Agreement. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans is subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the Credit Agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The New Euro Term Loans are also subject to a floor of 1.00%, plus an applicable rate after the Amendment Effective Date. The applicable rate for such New Euro Term Loans is 3.25% per annum for Eurocurrency Rate Loans. New Euro Term Loans may not be Base Rate Loans. The applicable rate is subject to a further 25 basis point reduction if the Total Net Leverage Ratio is less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was and has continued to be less than 4.50:1.00.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Consequently, the applicable rates were changed to 2.75% for the New Dollar Term Loans and 3.00% for the New Euro Term Loans through September 30, 2016.
Interest is payable quarterly on both the New Dollar Term Loan and the New Euro Term Loan. Prior to the Second Amendment, interest on the Dollar Term Loan was subject to a floor of 1.25% for Eurocurrency Rate Loans plus an applicable rate of 3.50%. For Base Rate Loans, the interest was subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.25% plus an applicable rate of 2.50%. Interest on the Euro Term Loan, a Eurocurrency Loan, was subject to a floor of 1.25% plus an applicable rate of 4.00%.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B. V. ("Dutch A B.V.") and the guarantors. The New Dollar Term Loan and New Euro Term Loan mature on February 1, 2020. Principal is paid quarterly on both the New Dollar Term Loan and the New Euro Term Loan based on 1% per annum of the original principal amount with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant. Further, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of September 30, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facility.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Senior Secured Credit Facilities (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio at the end of the quarter is required to be greater than 5.50:1.00. At September 30, 2016, the financial covenant is not applicable as there were no borrowings.
Under the Third Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to a floor of 0.00% for Adjusted Eurocurrency Rate Loans (as defined in the Credit Agreement) plus an applicable rate of 2.75% (previously 3.50%) subject to an additional step-down to 2.50% or 2.25%, if the First Lien Net Leverage Ratio (as defined in the Credit Agreement) falls below 3.00:1.00 or 2.50:1.00, respectively. For Base Rate Loans, the interest is subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate or an Adjusted Eurocurrency Rate plus 1%, plus an applicable rate of 1.75% (previously 2.50%), subject to an additional step-down to 1.50% or 1.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 and 2.50:1.00, respectively.
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $400.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
In connection with the Third Amendment to the Credit Agreement discussed above, we recorded a pre-tax loss on extinguishment for the three and nine months ended September 30, 2016 of $2.3 million.
There have been no borrowings outstanding on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At September 30, 2016 and December 31, 2015, letters of credit issued under the Revolving Credit Facility totaled $21.5 million and $24.9 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.5 million and $375.1 million at September 30, 2016 and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Significant Transactions
In April and September of 2016, we voluntarily prepaid $100.0 million and €200.0 million in principal of the outstanding New Dollar Term Loan and New Euro Term Loan, respectively. As a result, we recorded pre-tax losses on extinguishment for the three and nine months ended September 30, 2016 of $4.3 million and $6.6 million, respectively, consisting of the write-off of unamortized deferred financing costs and original issue discounts.
Significant Terms of the 2021 Senior Notes
On February 1, 2013, Axalta Coating Systems Dutch Holding B B.V, as the “Dutch Issuer”, an indirect, wholly owned subsidiary of the Company, and Axalta Coating Systems LLC, as the “U.S. Issuer” (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "2021 Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "2021 Euro Senior Notes" and, together with the Dollar Senior Notes, the "2021 Senior Notes") and related guarantees thereof. The Senior Notes are unconditionally guaranteed on a senior basis by Dutch A B.V. and certain of the Issuers’ subsidiaries.
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
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, the U.S. Issuer, issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes” and with the 2025 Euro Senior Notes, the “New Senior Notes”, each of which is described in detail below), for the primary purpose of redeeming the 2021 Dollar Senior Notes (the “August Refinancing”). Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
In connection with the August Refinancing, we recorded a $56.9 million pre-tax loss on extinguishment and other financing-related costs for the three and nine months ended September 30, 2016. The pre-tax loss was comprised of the redemption premium of $41.5 million, write-off of unamortized deferred financing costs attributable to the 2021 Dollar Senior Notes of $13.0 million and other fees directly associated with the transaction of $2.4 million.
In addition, on September 27, 2016, the Dutch Issuer issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”) for the primary purpose of redeeming the 2021 Euro Senior Notes and the prepayment of the New Euro Term Loan (the “September Refinancing”). Consistent with the original terms of the 2021 Euro Senior Notes, we extinguished the principal at a redemption price equal to 104.313%.
In connection with the September Refinancing, we recorded an $18.4 million pre-tax loss on extinguishment and other financing-related costs for the three and nine months ended September 30, 2016. The pre-tax loss was comprised of the redemption premium of $12.1 million, write-off of unamortized deferred financing costs attributable to the 2021 Euro Senior Notes of $5.6 million and other fees directly associated with the transaction of $0.7 million.
The New Senior Notes are fully and unconditionally guaranteed by Axalta Coating Systems Dutch Holdings B B.V., an indirect, wholly owned subsidiary of the Company (“Parent Guarantor”).
The indentures governing the New Senior Notes contain covenants that restrict the ability of the Issuers and their subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuers, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(i) 2024 Dollar Senior Notes
The 2024 Dollar Senior Notes were issued at 99.951% of par, or $2.0 million discount, and are due August 15, 2024. The 2024 Dollar Senior Notes bear interest at 4.875% and are payable semi-annually on February 15 and August 15. We have the option to redeem all or part of the 2024 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15 of the years indicated:

Period	2024 Dollar Notes Percentage
2019	103.656%
2020	102.438%
2021	101.219%
2022 and thereafter	100.000%
Notwithstanding the foregoing, at any time and from time to time prior to August 15, 2019, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2024 Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2024 Dollar Senior Notes) at a redemption price of 104.875% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2024 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2024 Dollar Senior Notes at a purchase price equal to 101.0% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2024 Dollar Senior Notes, subject to local law limitations, will initially be jointly and severally guaranteed on a senior unsecured basis by each of the Parent Guarantor’s existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of Notes
The indebtedness issued through the 2024 Dollar Senior Notes is senior unsecured indebtedness of the U.S. Issuer, is senior in right of payment to all future subordinated indebtedness of the U.S. Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the U.S. Issuer and guarantors. The 2024 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the U.S. Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
(ii) 2024 Euro Senior Notes
The 2024 Euro Senior Notes were issued at par and are due August 15, 2024. The 2024 Euro Senior Notes bear interest at 4.250% and are payable semi-annually on February 15 and August 15. We have the option to redeem all or part of the 2024 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15 of the years indicated:

Period	2024 Euro Notes Percentage
2019	103.188%
2020	102.125%
2021	101.063%
2022 and thereafter	100.000%
Notwithstanding the foregoing, at any time and from time to time prior to August 15, 2019, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2024 Euro Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2024 Euro Senior Notes) at a redemption price of 104.250% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Upon the occurrence of certain events constituting a change of control, holders of the New Euro Senior Notes have the right to require us to repurchase all or any part of the 2024 Euro Senior Notes at a purchase price equal to 101.0% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2024 Euro Senior Notes, subject to local law limitations, will initially be jointly and severally guaranteed on a senior unsecured basis by each of the Parent Guarantor’s existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of Notes.
The indebtedness issued through the 2024 Euro Senior Notes is senior unsecured indebtedness of the U.S. Issuer, is senior in right of payment to all future subordinated indebtedness of the U.S. Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the U.S. Issuer and guarantors. The 2024 Euro Senior Notes are effectively subordinated to any secured indebtedness of the U.S. Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% and are payable semi-annually on January 15 and July 15. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15 of the years indicated:

Period	2025 Euro Notes Percentage
2019	102.813%
2020	101.875%
2021	100.938%
2022 and thereafter	100.000%
Notwithstanding the foregoing, at any time and from time to time prior to January 15, 2020, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2025 Euro Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2025 Euro Senior Notes) at a redemption price of 103.750% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2025 Euro Senior Notes have the right to require us to repurchase all or any part of the 2025 Euro Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2025 Euro Senior Notes, subject to local law limitations, will initially be jointly and severally guaranteed on a senior unsecured basis by each of the Dutch Issuer’s existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of Notes.
The indebtedness issued through the 2025 Euro Senior Notes is senior unsecured indebtedness of the Dutch Issuer, is senior in right of payment to all future subordinated indebtedness of the Dutch Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the Dutch Issuer and guarantors. The 2025 Euro Senior Notes are effectively subordinated to any secured indebtedness of the Dutch Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2016.

Remainder of 2016	$14.5
2017	29.7
2018	28.4
2019	27.9
2020	2,046.0
Thereafter	1,380.8
$3,527.3
(15)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities was $4.6 million and $4.2 million at September 30, 2016 and December 31, 2015, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The 2021 Dollar Senior Notes and 2021 Euro Senior Notes were redeemed during the three and nine months ended September 30, 2016 and therefore are no longer outstanding. See Note 14 for more information. The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes, and 2025 Euro Senior Notes at September 30, 2016 were $508.8 million, $385.2 million and $497.2 million, respectively. The fair values of the 2021 Dollar Senior Notes and 2021 Euro Senior Notes at December 31, 2015 were $787.5 million and $285.4 million, respectively. The estimated fair values of these notes are based on recent trades and current trending. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.
The fair values of the New Dollar Term Loan and the New Euro Term Loan at September 30, 2016 were $1,939.7 million and $212.3 million, respectively. The fair values at December 31, 2015 were $2,024.6 million and $427.5 million, respectively. The estimated fair values of the New Dollar Term Loan and the New Euro Term Loan are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the New Dollar Term Loan and the New Euro Term Loan, these inputs are considered to be Level 2 inputs.

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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	September 30, 2016	December 31, 2015
Prepaid and other assets:
Interest rate swaps	$—	$0.4
Total assets	$—	$0.4
Other accrued liabilities:
Interest rate swaps	$2.8	$—
Other liabilities:
Interest rate swaps	$—	$1.8
Total liabilities	$2.8	$1.8
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	September 30, 2016	December 31, 2015
Prepaid and other assets:
Foreign currency contracts	$0.3	$0.3
Total assets	$0.3	$0.3
Other accrued liabilities:
Foreign currency contracts	$0.3	$—
Total liabilities:	$0.3	$—
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2016 and 2015 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest rate contracts	$(1.7)	$3.5	Interest expense, net	$1.7	$1.7	Interest expense, net	$(2.0)	$1.0

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate contracts	$—	$8.0	Interest expense, net	$4.9	$4.9	Interest expense, net	$1.3	$2.4
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2016	2015	2016	2015
Foreign currency forward contracts	Other expense, net	$0.4	$(4.4)	$4.4	$(6.3)
Interest rate cap	Interest expense, net	—	0.1	—	—
		$0.4	$(4.3)	$4.4	$(6.3)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
Our business serves four end-markets globally as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance Coatings
Refinish	$434.5	$426.9	$1,262.0	$1,280.2
Industrial	184.8	173.7	532.4	516.4
Total Net sales Performance Coatings	619.3	600.6	1,794.4	1,796.6
Transportation Coatings
Light Vehicle	321.1	303.7	994.9	984.1
Commercial Vehicle	83.0	96.0	254.8	302.9
Total Net sales Transportation Coatings	404.1	399.7	1,249.7	1,287.0
Total Net sales	$1,023.4	$1,000.3	$3,044.1	$3,083.6

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended September 30,
	2016			2015
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$619.3	$404.1	$1,023.4	$600.6	$399.7	$1,000.3
Equity in earnings (losses) in unconsolidated affiliates	(0.4)	0.1	(0.3)	0.1	—	0.1
Adjusted EBITDA (2)	148.5	84.7	233.2	139.0	77.9	216.9
Investment in unconsolidated affiliates	3.3	11.5	14.8	5.5	6.8	12.3

	Nine Months Ended September 30,
	2016			2015
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,794.4	$1,249.7	$3,044.1	$1,796.6	$1,287.0	$3,083.6
Equity in earnings (losses) in unconsolidated affiliates	(0.2)	0.2	—	0.4	0.5	0.9
Adjusted EBITDA (2)	415.9	264.7	680.6	408.2	246.2	654.4
Investment in unconsolidated affiliates	3.3	11.5	14.8	5.5	6.8	12.3

(1)	The Company has no intercompany sales between segments.

(2)
The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation and amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that the Company believes are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts, and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents EBITDA adjusted for the select items referred to above. Reconciliation of Adjusted EBITDA to income before income taxes follows:

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) before income taxes	$(10.1)	$54.2	$105.5	$107.3
Interest expense, net	42.9	50.8	140.8	150.0
Depreciation and amortization	81.2	75.4	235.8	225.5
EBITDA	114.0	180.4	482.1	482.8
Debt extinguishment and refinancing related costs (a)	81.9	—	84.2	—
Foreign exchange remeasurement losses (b)	4.5	23.7	30.0	90.2
Long-term employee benefit plan adjustments (c)	0.8	(0.5)	2.1	(0.1)
Termination benefits and other employee related costs (d)	16.3	0.8	25.2	19.3
Consulting and advisory fees (e)	2.7	7.2	8.3	17.1
Offering and transactional costs (f)	3.0	1.4	4.4	(2.3)
Stock-based compensation (g)	10.0	7.9	31.6	22.1
Other adjustments (h)	1.5	(3.7)	5.2	(0.9)
Dividends in respect of noncontrolling interest (i)	(1.5)	(0.3)	(3.0)	(4.4)
Asset impairment (j)	—	—	10.5	30.6
Adjusted EBITDA	$233.2	$216.9	$680.6	$654.4

(a)
During the three and nine months ended September 30, 2016, we prepaid outstanding principal on our term loans, resulting in non-cash pre-tax losses on extinguishment of $4.3 million and $6.6 million, respectively. During the three and nine months ended September 30, 2016, we amended the terms of the Credit Agreement, resulting in a non-cash pre-tax loss on extinguishment of $2.3 million. In connection with the refinancings during the three and nine months ended September 30, 2016, we recorded a non-cash pre-tax loss on extinguishment of $18.6 million and incurred call premiums and other fees of $56.7 million. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.2 million and $23.9 million for the three and nine months ended September 30, 2016, respectively, and gains of $0.6 million and losses of $52.6 million for the three and nine months ended September 30, 2015, respectively.

(c)	Eliminates the non-cash non-service cost components of long-term employee benefit costs (discussed further at Note 6).

(d)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents costs associated with the offerings of our common shares by Carlyle, acquisition-related costs, including a $5.4 million gain recognized during the nine months ended September 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, and costs associated with changes in the fair value of contingent consideration associated with our acquisitions, all of which are not considered indicative of our ongoing operating performance.

(g)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the nine months ended September 30, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(h)
Represents costs for certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our business combinations.

(i)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(j)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during the nine months ended September 30, 2016 and 2015, respectively (discussed further at Note 20). We do not consider these impairments to be indicative of our ongoing operating performance.

(18)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2016 and 2015, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2016	$1,073.7	$67.5	$1,141.2
Net income	67.5	3.7	71.2
Other comprehensive income, net of tax	16.4	0.8	17.2
Exercise of stock options and associated tax benefits	21.3	—	21.3
Recognition of stock-based compensation	31.6	—	31.6
Noncontrolling interests of acquired subsidiaries	—	51.3	51.3
Dividends declared to noncontrolling interests	—	(3.0)	(3.0)
Balance September 30, 2016	$1,210.5	$120.3	$1,330.8

	Total Axalta	Noncontrolling Interests	Total
Balance January 1, 2015	$1,044.7	$67.3	$1,112.0
Net income	55.1	3.7	58.8
Other comprehensive loss, net of tax	(152.6)	(2.3)	(154.9)
Exercise of stock options and associated tax benefits	66.4	—	66.4
Recognition of stock-based compensation	22.1	—	22.1
Noncontrolling interests of acquired subsidiaries	—	4.3	4.3
Dividends declared to noncontrolling interests	—	(4.4)	(4.4)
Balance September 30, 2015	$1,035.7	$68.6	$1,104.3

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	15.9	—	0.3	(3.1)	13.1
Reclassifications from AOCI to Net income	—	0.2	—	3.1	3.3
Net Change	15.9	0.2	0.3	—	16.4
September 30, 2016	$(216.9)	$(33.2)	$0.4	$(3.2)	$(252.9)
The income tax provision related to the changes in pension and other long-term employee benefits for the nine months ended September 30, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustment for pension at September 30, 2016 was $13.4 million. The income tax provision related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustment for unrealized loss on derivatives at September 30, 2016 was $1.9 million.

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
The income tax benefit related to the changes in pension and other long-term employee benefits for the nine months ended September 30, 2015 was expense of $1.8 million. The cumulative income tax benefit related to the adjustment for pension and other long-term employee benefits at September 30, 2015 was $15.2 million. The income tax benefit related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2015 was $2.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2015 was $2.6 million.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. The changes also devalued the official DIPRO rate (formerly CENCOEX), to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which fully replaced SIMADI. DICOM is intended to provide limited access to a free market rate of exchange. At September 30, 2016, DIPRO remained at 10.0 Venezuelan bolivars to 1.0 U.S. dollar and the exchange rate for DICOM was 657.6 Venezuelan bolivars to 1.0 U.S. dollar.
We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism.
At September 30, 2016, we continue to believe that the DICOM rate is the appropriate rate to use in the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary, which is a U.S. dollar functional entity.
Primarily as a result of the devalued Venezuelan bolivar, we recorded currency exchange losses of $1.2 million and $23.9 million for the three and nine months ended September 30, 2016, respectively and exchange gains of $0.6 million and exchange losses of $52.6 million for the three and nine months ended September 30, 2015, respectively. Included in the losses for the three and nine months ended September 30, 2015 was a loss of $53.2 million resulting from the devaluation caused by the change in exchange mechanism used at June 30, 2015.
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
If assumptions regarding our continued demand and ability to successfully implement and sustain price increases differ from actual results, or our ability to control the operations of our Venezuelan subsidiary change as a result of economic uncertainty or political instability, there is a risk that our productive long-lived assets may be impaired. Additionally, if DICOM continues to weaken, this could result in a material unfavorable impact on our results of operations and financial condition. Although through September 30, 2016, our operations continued to be challenged by further deteriorating macro-economic conditions within the country, we believe that the demand and price assumptions used at December 31, 2015 continue to be reasonable for assessing our operations recoverability.
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
As a result of these evaluations on our real estate investment property we recorded impairments to write down the carrying value of the asset to its fair value at June 30, 2016 and 2015. Impairments of $10.5 million and $30.6 million were recorded within other expense, net for the nine months ended September 30, 2016 and 2015, respectively. The method used to determine fair values of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At September 30, 2016 and December 31, 2015, our Venezuelan subsidiary had total assets of $142.8 million and $152.9 million, respectively, and total liabilities of $51.8 million and $42.2 million, respectively, which represent less than 3% of our consolidated assets and liabilities at the end of each respective period. Total liabilities include $32.1 million and $25.9 million of intercompany liabilities designated in U.S. dollars at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, total non-monetary assets, net, were $93.5 million and $112.4 million, respectively.
For the three and nine months ended September 30, 2016, our Venezuelan subsidiary's net sales represented $19.4 million and $48.6 million of our consolidated net sales, respectively, which represented less than 2% for the respective periods. For the three and nine months ended September 30, 2015, our Venezuelan subsidiary represented $15.7 million and $110.8 million of our consolidated net sales, respectively, which represented less than 5% for the respective periods. For the three and nine months ended September 30, 2016, our Venezuelan subsidiary represented $11.1 million and $24.3 million of our consolidated income from operations, respectively, which represented less than 10% for the respective periods. For the three and nine months ended September 30, 2015, our Venezuelan subsidiary represented $0.9 million and $53.5 million of our consolidated income from operations, respectively, which represented less than 15% for the respective periods.
(21)    SUBSEQUENT EVENTS
In October 2016, we voluntarily prepaid $150.0 million of the outstanding New Dollar Term Loans. As a result of the prepayment, we will record a pre-tax loss on extinguishment of approximately $3.0 million.

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
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 42 manufacturing facilities, 4 technology centers, 46 customer training centers and approximately 13,000 employees allows us to meet the needs of customers in approximately 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors.
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

BUSINESS HIGHLIGHTS AND TRENDS
Our net sales decreased 1.3% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to unfavorable currency translation which reduced net sales by 5.2%. This decrease was largely offset as a result of higher average selling prices as well as stronger volumes which together contributed to 3.9% of growth. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales decreased slightly as a result of unfavorable foreign currency translation impacts, driven by the weakening of currencies across all regions. Higher average selling prices in Latin America and North America combined with increases in sales volumes in EMEA and Asia largely offset these currency effects. The increase in sales volumes included the benefits of our business acquisitions in North America.

•
Transportation Coatings: Net sales decreased as a result of unfavorable foreign currency translation impacts, primarily driven by the weakening of currencies across all regions. Strong volumes in both North America and Asia were outpaced by volume declines in Latin America. These decreases were partially offset by higher average selling prices in both our light vehicle and commercial vehicle end-markets, particularly in Latin America and EMEA. The increase in sales volumes included the benefits of our business acquisitions in North America.

Our business serves four end-markets globally as follows:

(In millions)	Three Months Ended September 30,		2016 vs 2015	Nine Months Ended September 30,		2016 vs 2015
	2016	2015	% change	2016	2015	% change
Performance Coatings
Refinish	$434.5	$426.9	1.8%	$1,262.0	$1,280.2	(1.4)%
Industrial	184.8	173.7	6.4%	532.4	516.4	3.1%
Total Net sales Performance Coatings	619.3	600.6	3.1%	1,794.4	1,796.6	(0.1)%
Transportation Coatings
Light Vehicle	321.1	303.7	5.7%	994.9	984.1	1.1%
Commercial Vehicle	83.0	96.0	(13.5)%	254.8	302.9	(15.9)%
Total Net sales Transportation Coatings	404.1	399.7	1.1%	1,249.7	1,287.0	(2.9)%
Total Net sales	$1,023.4	$1,000.3	2.3%	$3,044.1	$3,083.6	(1.3)%

FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We define our core business as those operations relating to the Company's ongoing performance and the concept is used to make resource allocation and performance evaluation decisions. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.
EBITDA consists of net income before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that the Company believes are not reasonably likely to recur within the next two years. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.
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
EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA:

•	do not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities and the New Senior Notes; and

•	eliminate the impact of income taxes on our results of operations;

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
In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the excluded items noted above.

The following table reconciles the net income (loss) to EBITDA and Adjusted EBITDA calculations discussed above for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$(9.5)	$36.4	$71.2	$58.8
Interest expense, net	42.9	50.8	140.8	150.0
Provision (benefit) for income taxes	(0.6)	17.8	34.3	48.5
Depreciation and amortization	81.2	75.4	235.8	225.5
EBITDA	114.0	180.4	482.1	482.8
Debt extinguishment and refinancing related costs (a)	81.9	—	84.2	—
Foreign exchange remeasurement losses (b)	4.5	23.7	30.0	90.2
Long-term employee benefit plan adjustments (c)	0.8	(0.5)	2.1	(0.1)
Termination benefits and other employee related costs (d)	16.3	0.8	25.2	19.3
Consulting and advisory fees (e)	2.7	7.2	8.3	17.1
Offering and transactional costs (f)	3.0	1.4	4.4	(2.3)
Stock-based compensation (g)	10.0	7.9	31.6	22.1
Other adjustments (h)	1.5	(3.7)	5.2	(0.9)
Dividends in respect of noncontrolling interest (i)	(1.5)	(0.3)	(3.0)	(4.4)
Asset impairment (j)	—	—	10.5	30.6
Adjusted EBITDA	$233.2	$216.9	$680.6	$654.4

(a)
During the three and nine months ended September 30, 2016, we prepaid outstanding principal on our term loans, resulting in non-cash pre-tax losses on extinguishment of $4.3 million and $6.6 million, respectively. During the three and nine months ended September 30, 2016, we amended the terms of the Credit Agreement, resulting in a non-cash pre-tax loss on extinguishment of $2.3 million. In connection with the refinancings during the three and nine months ended September 30, 2016, we recorded a non-cash pre-tax loss on extinguishment of $18.6 million and incurred call premiums and other fees of $56.7 million. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.2 million and $23.9 million for the three and nine months ended September 30, 2016, respectively, and gains of $0.6 million and losses of $52.6 million for the three and nine months ended September 30, 2015, respectively.

(c)
Eliminates the non-cash non-service cost components of long-term employee benefit costs (discussed further at Note 6 to the condensed consolidated financial statements included elsewhere in this in this Quarterly Report on Form 10-Q).

(d)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents costs associated with the offerings of our common shares by Carlyle, acquisition-related costs, including a $5.4 million gain recognized during the nine months ended September 30, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest, and costs associated with changes in the fair value of contingent consideration associated with our acquisitions, all of which are not considered indicative of our ongoing operating performance.

(g)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the nine months ended September 30, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(h)
Represents costs for certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our business combinations.

(i)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(j)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during the nine months ended September 30, 2016 and 2015, respectively (discussed further at Note 20 to the condensed consolidated financial statements included elsewhere in this in this Quarterly Report on Form 10-Q). We do not consider these impairments to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(In millions)	2016	2015
Net sales	$1,023.4	$1,000.3
Other revenue	5.7	4.8
Total revenue	1,029.1	1,005.1
Cost of goods sold	630.4	628.6
Selling, general and administrative expenses	242.3	219.2
Research and development expenses	14.9	13.0
Amortization of acquired intangibles	21.3	20.4
Income from operations	120.2	123.9
Interest expense, net	42.9	50.8
Other expense, net	87.4	18.9
Income (loss) before income taxes	(10.1)	54.2
Provision (benefit) for income taxes	(0.6)	17.8
Net income (loss)	(9.5)	36.4
Less: Net income attributable to noncontrolling interests	1.2	1.3
Net income (loss) attributable to controlling interests	$(10.7)	$35.1
Net sales
Net sales increased $23.1 million, or 2.3%, to $1,023.4 million for the three months ended September 30, 2016, compared to net sales of $1,000.3 million for the three months ended September 30, 2015. This increase for the three months ended September 30, 2016 was primarily a result of increases in sales volumes of 2.5%. The impacts of our recent acquisitions contributed 2.6% in volumes for the period. Higher average selling prices across both our segments also contributed to an increase of 1.9% compared to the three months ended September 30, 2015. These increases were partially offset by unfavorable impacts of currency exchange of 2.1% due to the impacts of the weakening of certain currencies across all regions compared to the U.S. dollar.
Other revenue
Other revenue increased $0.9 million, or 18.8%, to $5.7 million for the three months ended September 30, 2016, as compared to $4.8 million for the three months ended September 30, 2015. This increase was mainly related to increases in royalty revenues in North America. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $1.8 million, or 0.3%, to $630.4 million for the three months ended September 30, 2016 compared to $628.6 million for the three months ended September 30, 2015. This increase is consistent with the increase in sales volumes resulting primarily from our recent acquisitions, offset slightly due to currency exchange resulting from the impact of certain currencies weakening against the U.S. dollar within Latin America and Asia, which contributed a 1.1% decrease. Cost of sales as a percentage of net sales decreased from 62.8% for the three months ended September 30, 2015 to 61.6% for the three months ended September 30, 2016 as a result of fixed cost reductions from our cost savings initiatives as well as lower raw material prices and higher average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $23.1 million, or 10.5%, to $242.3 million for the three months ended September 30, 2016 compared to $219.2 million for the three months ended September 30, 2015, largely due to costs associated with our cost savings initiatives of $21.9 million for the three months ended September 30, 2016, representing an incremental $12.5 million in costs over the comparable period. Further contributing to the increase during the three months ended September 30, 2016 over the comparable period were increases in selling expense associated with increased sales volumes and ongoing operational expenditures for planned growth initiatives, as well as increases resulting from our recent acquisitions.
Offsetting these increases were favorable impacts of currency exchange during the three months ended September 30, 2016 which contributed to a 1.5% reduction in selling, general and administrative expenses, due to the weakening of certain currencies within Latin America compared to the U.S. dollar.
Research and development expenses
Research and development expenses increased $1.9 million, or 14.6%, to $14.9 million for the three months ended September 30, 2016 compared to $13.0 million for the three months ended September 30, 2015. This increase was a result of additional spend as we focus on developing new and existing products in the market. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $0.9 million, or 4.4%, to $21.3 million for the three months ended September 30, 2016 compared to $20.4 million for the three months ended September 30, 2015. This increase was attributable to amortization of the definite-lived intangible assets acquired through our recent acquisitions, offset slightly by the impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $7.9 million, or 15.6%, to $42.9 million for the three months ended September 30, 2016 compared to $50.8 million for the three months ended September 30, 2015. The decrease was driven by the prepayment of principal balances associated with our New Dollar Term Loan made in 2015 and 2016, as well as the refinancing of our 2021 Dollar Senior Notes and 2021 Euro Senior Notes during the three months ended September 30, 2016, which reduced the overall interest rates of our debt portfolio. Furthering the decrease was a gain of $2.0 million and a loss of $1.0 million on our interest rate swaps for the three months ended September 30, 2016 and 2015, respectively.
Other expense, net
Other expense, net increased $68.5 million, or 362.4%, to $87.4 million for the three months ended September 30, 2016 compared to $18.9 million for the three months ended September 30, 2015 primarily as a result of our debt refinancings during the three months ended September 30, 2016 which resulted in $81.9 million in costs. There were no comparable costs during the three months ended September 30, 2015.
This increase was offset by less exchange losses, net of $4.5 million for the three months ended September 30, 2016 compared to $23.7 million for the three months ended September 30, 2015. The decline in losses was primarily associated with exchange losses during the three months ended September 30, 2015 driven by certain currencies within Latin America, which did not occur during the three months ended September 30, 2016.
Provision (benefit) for income taxes
We recorded an income tax benefit of $0.6 million for the three months ended September 30, 2016, which represents a 5.9% effective tax rate in relation to the loss before income taxes of $10.1 million. The effective tax rate for the three months ended September 30, 2016 differs from the U.S. Federal statutory rate by 29.1%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $10.3 million and we recognized a benefit of $6.4 million associated with currency exchange losses. These adjustments were partially offset by the impact of non-deductible expenses and interest of $4.3 million and pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $14.0 million. Of this $14.0 million, approximately $7.4 million relates to the impact of pre-tax losses on debt extinguishment and other financing-related costs incurred in connection with the refinancing activities and voluntary prepayments during the three months ended September 30, 2016.

We recorded a provision for income taxes of $17.8 million for the three months ended September 30, 2015, which represents a 32.8% negative effective tax rate in relation to the income before income taxes of $54.2 million. The effective tax rate for the three months ended September 30, 2015 differs from the U.S. Federal statutory rate by 2.2%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments related to earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $3.3 million. These adjustments were offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.2 million.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following table was derived from the interim unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(In millions)	2016	2015
Net sales	$3,044.1	$3,083.6
Other revenue	18.7	20.1
Total revenue	3,062.8	3,103.7
Cost of goods sold	1,885.8	1,958.1
Selling, general and administrative expenses	699.1	677.7
Research and development expenses	41.6	38.7
Amortization of acquired intangibles	61.8	60.5
Income from operations	374.5	368.7
Interest expense, net	140.8	150.0
Other expense, net	128.2	111.4
Income before income taxes	105.5	107.3
Provision for income taxes	34.3	48.5
Net income	71.2	58.8
Less: Net income attributable to noncontrolling interests	3.7	3.7
Net income attributable to controlling interests	$67.5	$55.1
Net sales
Net sales decreased $39.5 million, or 1.3%, to $3,044.1 million for the nine months ended September 30, 2016, as compared to net sales of $3,083.6 million for the nine months ended September 30, 2015. This decrease for the nine months ended September 30, 2016 was attributable to the unfavorable impacts of currency translation, which reduced net sales by 5.2% due to the impact of weakening currencies across all regions compared to the U.S. dollar. Offsetting the impact of currency, higher average selling prices across both our segments, primarily in Latin America, which contributed to an increase of 2.8% compared to the nine months ended September 30, 2015. Volumes in Europe, Asia and North America also contributed to net sales growth of 1.1%, including increases resulting from our recent acquisitions.
Other revenue
Other revenue decreased $1.4 million, or 7.0%, to $18.7 million for the nine months ended September 30, 2016, as compared to $20.1 million for the nine months ended September 30, 2015. The decrease primarily related to decreases in service revenues in our light vehicle end-market and the impacts of weakening currencies in certain countries within Latin America compared to the U.S. dollar.
Cost of sales
Cost of sales decreased $72.3 million, or 3.7% to $1,885.8 million for the nine months ended September 30, 2016 compared to $1,958.1 million for the nine months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted primarily from a 2.3% decrease associated with currency exchange due to weakening across all regions against the U.S. dollar. The decrease from currency translation was slightly offset by higher volumes of 1.1%, including the impacts of our recent acquisitions. Cost of sales as a percentage of net sales decreased from 63.5% for the nine months ended September 30, 2015 to 61.9% for the nine months ended September 30, 2016 as a result of reductions in costs resulting from our cost savings initiatives as well as lower raw material prices and higher average selling prices.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $21.4 million, or 3.2%, to $699.1 million for the nine months ended September 30, 2016 compared to $677.7 million for the nine months ended September 30, 2015 primarily as a result of an increase of $7.2 million in stock-based compensation associated with the granting of stock compensation awards during 2015 and 2016. Further contributing to the increase during the nine months ended September 30, 2016 over the comparable period were increases in selling expense associated with increased sales volumes and ongoing operational expenditures for planned growth initiatives, as well as increases resulting from our recent acquisitions.

Offsetting these increases were favorable impacts of currency exchange during the nine months ended September 30, 2016 which contributed to a 3.2% reduction in selling, general and administrative expenses due to the weakening of certain currencies within Latin America compared to the U.S. dollar, as well as costs associated with our cost savings initiatives of $38.1 million for the nine months ended September 30, 2016, representing a decrease of $1.4 million of costs over the comparable period.
Research and development expenses
Research and development expenses increased $2.9 million, or 7.5%, to $41.6 million for the nine months ended September 30, 2016 compared to $38.7 million for the nine months ended September 30, 2015. This increase was a result of additional spend as we focus on developing new and existing products in the market. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $1.3 million, or 2.1%, to $61.8 million for the nine months ended September 30, 2016 compared to $60.5 million for the nine months ended September 30, 2015. This increase was primarily attributable to amortization of the definite-lived intangible assets acquired through our recent acquisitions, offset slightly by the impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $9.2 million, or 6.1%, to $140.8 million for the nine months ended September 30, 2016 compared to $150.0 million for the nine months ended September 30, 2015. This decrease was primarily driven by the prepayment of principal balances associated with our New Dollar Term Loan made in 2015 and 2016. In addition to these principal payments, interest expense decreased as a result of our refinancing of our 2021 Dollar Senior Notes and 2021 Euro Senior Notes during the nine months ended September 30, 2016, which reduced the overall interest rates of our debt portfolio.
Other expense, net
Other expense, net increased $16.8 million, or 15.1%, to $128.2 million for the nine months ended September 30, 2016 compared to $111.4 million for the nine months ended September 30, 2015 primarily as a result of our debt refinancings during the nine months ended September 30, 2016 which resulted in $84.2 million in costs. There were no comparable costs during the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, we entered into an agreement with one of our joint venture partners to acquire a controlling interest in an investment previously accounted for as an equity method investment. As a result of the acquisition of a controlling interest in the investment, we recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date, resulting in a net increase in other expense compared to the nine months ended September 30, 2016. Additionally, we recognized $4.4 million in losses on derivative instruments associated with our foreign currency contracts during the nine months ended September 30, 2016 as compared to $6.3 million in gains during the nine months ended September 30, 2015, resulting in an incremental $10.7 million in net expense.
Offsetting the year over year loss, exchange losses, net, decreased from $90.2 million during the nine months ended September 30, 2015 to $30.0 million during the nine months ended September 30, 2016. This decrease was primarily driven by losses from the revaluation of our Venezuela subsidiary from $52.6 million in losses for the nine months ended September 30, 2015 compared to $23.9 million in losses for the nine months ended September 30, 2016.
Further offsetting these increases was a decrease related to the impairment charges recorded during the nine months ended September 30, 2016 and 2015 of $10.5 million and $30.6 million, respectively, resulting from our evaluation of the carrying value associated with our real estate investment in Venezuela.
Provision for income taxes
We recorded an income tax provision of $34.3 million for the nine months ended September 30, 2016, which represents a 32.5% effective tax rate in relation to the income before income taxes of $105.5 million. The effective tax rate for the nine months ended September 30, 2016 differs from the U.S. Federal statutory rate by 2.5%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of $24.1 million and we recognized a benefit of $17.4 million associated with currency exchange losses. These adjustments were partially offset by the impact of non-deductible expenses and interest of $8.0 million and pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $23.3 million. Of this $23.3 million, approximately $8.0 million relates to the impact of pre-tax losses on debt extinguishment and other financing-related costs incurred in connection with the refinancing activities and voluntary prepayments made during the nine months ended September 30, 2016. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible.

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

SEGMENT RESULTS
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,
(In millions)	2016	2015
Net Sales
Performance Coatings	$619.3	$600.6
Transportation Coatings	404.1	399.7
Total	$1,023.4	$1,000.3
Segment Adjusted EBITDA
Performance Coatings	$148.5	$139.0
Transportation Coatings	84.7	77.9
Total	$233.2	$216.9
Performance Coatings Segment
Net sales increased $18.7 million, or 3.1%, to $619.3 million for the three months ended September 30, 2016 compared to net sales of $600.6 million for the three months ended September 30, 2015. The increase in net sales for the three months ended September 30, 2016 was driven by higher average selling prices primarily within Latin America and North America, which contributed to an increase in net sales of 2.9%. Volumes also contributed 2.9% in growth driven by contributions from acquisitions of 3.4%, offset partially by volume declines in Latin America. These increases were offset by the impacts of currency exchange, which contributed to a 2.7% reduction in net sales, resulting from the impacts of weakening currencies across all regions compared to the U.S. dollar.
Adjusted EBITDA increased $9.5 million, or 6.8%, to $148.5 million for the three months ended September 30, 2016 compared to Adjusted EBITDA of $139.0 million for the three months ended September 30, 2015. The increase in Adjusted EBITDA for the three months ended September 30, 2016 was driven by higher average selling prices in the refinish end-market and impacts related to our recent acquisitions, as well as lower variable costs across all regions. These increases were partially offset by unfavorable impacts of the weakening of certain currencies across all regions compared to the U.S. dollar and higher operating costs related to increases in volumes across both end-markets.
Transportation Coatings Segment
Net sales increased $4.4 million, or 1.1%, to $404.1 million for the three months ended September 30, 2016 compared to net sales of $399.7 million for the three months ended September 30, 2015. The increase in net sales for the three months ended September 30, 2016 was driven by an increase in volume of 1.8%, primarily attributable to increases in our Asia and North America light vehicle end-markets, as well as contributions from our recent acquisitions of 1.3%. Furthering the increase were higher average selling prices, primarily within Latin America, which contributed to an increase of 0.5%. These increases were offset by decreases resulting from unfavorable impacts of currency exchange, which contributed to a 1.2% reduction in net sales, resulting primarily from the impacts of the weakening of certain currencies within Asia and Europe compared to the U.S. dollar.
Adjusted EBITDA increased $6.8 million, or 8.7%, to $84.7 million for the three months ended September 30, 2016 compared to Adjusted EBITDA of $77.9 million for the three months ended September 30, 2015. The increase in Adjusted EBITDA for the three months ended September 30, 2016 was driven by higher average selling prices and lower variable costs, as well as volume growth within the light vehicle end-market and contributions related to the impacts of our recent acquisitions. The increases were offset by unfavorable impacts of the weakening of certain currencies within Asia and Europe compared to the U.S. dollar and higher operating costs related to increases in volumes in the light vehicle end-market.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Nine Months Ended September 30,
(In millions)	2016	2015
Net Sales
Performance Coatings	$1,794.4	$1,796.6
Transportation Coatings	1,249.7	1,287.0
Total	$3,044.1	$3,083.6
Segment Adjusted EBITDA
Performance Coatings	$415.9	$408.2
Transportation Coatings	264.7	246.2
Total	$680.6	$654.4
Performance Coatings Segment
Net sales decreased $2.2 million, or 0.1%, to $1,794.4 million for the nine months ended September 30, 2016 compared to net sales of $1,796.6 million for the nine months ended September 30, 2015. The decrease in net sales for the nine months ended September 30, 2016 was driven by the unfavorable impacts of currency exchange across all regions compared to the U.S. dollar, which contributed to a 6.3% reduction in net sales. This decrease was largely offset by increases in average selling price, primarily through the Latin America and North America refinish end-markets, which contributed to an increase of 3.3%. Further offsetting the decrease was an increase in volume across both end-markets, primarily in Europe and Asia, which contributed to a net sales increase of 2.9%, partially driven by a 1.1% increase from our recent acquisitions.
Adjusted EBITDA increased $7.7 million, or 1.9%, to $415.9 million for the nine months ended September 30, 2016 compared to Adjusted EBITDA of $408.2 million for the nine months ended September 30, 2015. The increase in Adjusted EBITDA for the nine months ended September 30, 2016 was primarily driven by higher average selling prices, increases in volumes across both end-markets and lower variable costs across all regions and end-markets. These increases were offset by unfavorable impacts of the weakening of currencies across all regions compared to the U.S. dollar and higher operating costs related to support of our volume growth.
Transportation Coatings Segment
Net sales decreased $37.3 million, or 2.9%, to $1,249.7 million for the nine months ended September 30, 2016 compared to net sales of $1,287.0 million for the nine months ended September 30, 2015. The decrease in net sales for the nine months ended September 30, 2016 was driven by unfavorable impacts of currency exchange, which contributed to a 3.5% reduction in net sales, resulting primarily from the impacts of the weakening of currencies across all regions compared to the U.S. dollar. Further contributing to the net sales decrease was a decrease in volumes which contributed to net sales decline of 1.4%, which includes increases resulting from our recent acquisitions of 0.4%. Volume increased within the light vehicle end-market as both North America and Asia showed growth, while Latin America and the commercial vehicle end-market more than offset this growth. These decreases were partially offset by higher average selling prices, primarily within Latin America, which contributed to an increase of 2.0% compared to the nine months ended September 30, 2015
Adjusted EBITDA increased $18.5 million, or 7.5%, to $264.7 million for the nine months ended September 30, 2016 compared to Adjusted EBITDA of $246.2 million for the nine months ended September 30, 2015. The increase in Adjusted EBITDA for the nine months ended September 30, 2016 was driven by higher average selling prices and lower variable costs across both end-markets, which were partially offset by higher fixed costs associated with support of our volume growth within the light vehicle end-market. Additionally, there were unfavorable impacts due to the weakening of certain currencies, primarily driven by certain currencies within Latin America and Asia compared to the U.S. dollar, and decreases in volumes in the commercial vehicle end-market.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2016, availability under the Revolving Credit Facility was $378.5 million, net of the letters of credit issued which reduced the availability under the Revolving Credit Facility by $21.5 million. All such availability may be utilized without violating any covenants under the credit agreement governing the Revolving Credit Facility or the indentures governing the New Senior Notes. At September 30, 2016, we had no outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.0 million.
We or our affiliates, at any time and from time to time, may purchase the New Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 0.2% and 2.7% of the consolidated cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities:
Net income	$71.2	$58.8
Depreciation and amortization	235.8	225.5
Amortization of financing costs and original issue discount	14.6	15.5
Debt extinguishment	84.2	—
Deferred income taxes	(14.0)	(1.1)
Realized and unrealized foreign exchange losses, net	30.6	90.2
Stock-based compensation	31.6	22.1
Asset impairment	10.5	30.6
Other non-cash items	(10.4)	5.2
Net income adjusted for non-cash items	454.1	446.8
Changes in operating assets and liabilities	(130.3)	(283.0)
Operating activities	323.8	163.8
Investing activities	(205.1)	(111.1)
Financing activities	(65.3)	30.1
Effect of exchange rate changes on cash	(10.1)	(53.3)
Net increase in cash and cash equivalents	$43.3	$29.5
Nine months ended September 30, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 was $323.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $454.1 million. This was partially offset by net increases in working capital of $130.3 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $135.0 million primarily due to the seasonal timing of net sales.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $205.1 million. This use was substantially driven by business acquisitions of $103.5 million (net of cash acquired), purchases of property, plant and equipment of $95.3 million, and intangible asset acquisitions of $3.9 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $65.3 million. This use was driven by the redemption of our 2021 Dollar and Euro Senior Notes of $1,375.5 million, which also required us to pay a premium for early redemption of $56.6 million. These payments were offset by proceeds from the issuance of our new 2024 Senior Notes and 2025 Euro Senior Notes of $1,377.6 million, which also required us to pay financing costs of $21.7 million in relation to the issuance of our new debt. In addition, we had cash received from stock options exercised for $21.3 million (net of tax associated benefits), which is offset by repayments of short-term borrowings of $7.2 million and dividends paid to noncontrolling interests of $3.0 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2016 were $10.1 million primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary which contributed $13.9 million.
Nine months ended September 30, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $163.8 million for the nine months ended September 30, 2015. Net income before deducting depreciation, amortization and other non-cash items generated cash of $446.8 million. This was partially offset by net increases in working capital of $283.0 million. The most significant drivers in working capital were increases in accounts receivables, inventory, and other assets of $213.6 million due to the seasonal timing of sales during the nine months ended September 30, 2015 and increased inventory builds to support ongoing operational demands. Cash flows associated with other accrued liabilities of $41.5 million related to payments of normal operating activities, semi-annual interest payments associated with our New Senior Notes, as well as restructuring costs and transition-related costs incurred during 2014.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ending September 30, 2015 was $111.1 million. This use was substantially driven by purchases of property, plant and equipment of $93.8 million and acquisitions of $19.9 million (net of cash received), partially offset by a decrease of $1.7 million in restricted cash.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 was $30.1 million. The change was substantially driven by cash received from stock options exercised of $67.8 million (net of tax associated benefits) and by proceeds received from short-term borrowings during the period of $3.0 million. These are offset by repayments of short-term borrowings and Term Loans of $15.6 million and $20.5 million, respectively, as well as dividends paid to noncontrolling interests of $4.4 million for the nine months ended September 30, 2015.
Other Impacts on Cash
Exchange impacts on cash for the nine months ended September 30, 2015 were $53.3 million primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary which contributed $37.4 million.
Financial Condition
We had cash and cash equivalents at September 30, 2016 and December 31, 2015 of $528.3 million and $485.0 million, respectively. Of these balances, $337.3 million and $372.6 million were maintained in non-U.S. jurisdictions as of September 30, 2016 and December 31, 2015, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Unsecured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost-savings initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	September 30, 2016	December 31, 2015
New Dollar Term Loan	$1,925.3	$2,042.5
New Euro Term Loan	209.7	428.0
2021 Dollar Senior Notes	—	750.0
2021 Euro Senior Notes	—	274.4
2024 Dollar Senior Notes	500.0	—
2024 Euro Senior Notes	375.7	—
2025 Euro Senior Notes	504.7	—
Short-term and other borrowings	37.0	26.5
Unamortized original issue discount	(12.7)	(14.0)
Unamortized financing costs	(57.4)	(65.9)
	$3,482.3	$3,441.5
Less:
Short term borrowings	26.7	22.7
Current portion of long-term borrowings	27.5	27.4
Long-term debt	$3,428.1	$3,391.4
Our indebtedness, including the Senior Secured Credit Facilities and Senior Unsecured Notes, is more fully described in Note 14 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. At September 30, 2016 and December 31, 2015, we had total availability under the Revolving Credit Facility $378.5 million and $375.1 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
The Company continues to focus on optimizing our capital structure and we are actively monitoring developments in the debt markets.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2016:

	Contractual Obligations Due In:
(In millions)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
Dollar Term Loan	$1,925.3	$5.8	$46.0	$1,873.5	$—
Euro Term Loan	209.7	1.1	9.0	199.6	—
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	375.7	—	—	—	375.7
2025 Euro Senior Notes	504.7	—	—	—	504.7
Other borrowings (2)	11.9	7.6	3.2	0.7	0.4
Interest payments (3)	751.3	35.7	283.6	208.1	223.9
Operating leases (4)	128.8	12.2	63.3	30.0	23.3
Pension contributions (5)	2.4	2.4	—	—	—
Purchase obligations (6)	198.5	16.6	114.1	53.0	14.8
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$4,608.3	$81.4	$519.2	$2,364.9	$1,642.8

(1)
During the three and nine months ended September 30, 2016 we refinanced our 2021 Dollar Senior Notes with 2024 Senior Notes and our 2021 Euro Senior Notes with our 2025 Senior Notes (see Note 14 to our interim unaudited condensed consolidated financial statements). This resulted in a significant increase in our obligations for the years thereafter 2020. Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)	Other borrowings exclude debt associated with a build-to-suit lease arrangement discussed further in note 4 below.

(3)
Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our New Dollar Term Loan, New Euro Term Loan and the New Senior Notes. Future interest payments assume September 30, 2016 interest rates will prevail throughout all future periods. Represents the timing of interest accruals. Actual interest payments and repayment amounts may change.

(4)
During the year ended 2015, we entered into two build-to-suit lease arrangements, commencing after the year ended September 30, 2016, which collectively require $103.2 million to be paid over a twenty year period. Due to the uncertainty regarding future timing of cash flows associated with these leases, which are dependent on the construction completion dates, we are unable to reasonably estimate the years in which the lease payments will be made.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2016; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2016.

(6)
During the three and nine months ended September 30, 2016 we completed three business acquisitions, under which for two of these acquisitions we agreed to certain commitments, including to fund the remaining purchase price, acquire remaining interests and pay contingent consideration. At September 30, 2016 we are committed to pay $2.2 million, $39.3 million and $37.0 million during the years ended 2017, 2018 and 2019, respectively. Commitments related to contingent consideration arrangements are subject to change based on future performance.

(7)
At September 30, 2016, we had approximately $5.9 million of uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2016.

(In millions)
Remainder of 2016	$14.5
2017	29.7
2018	28.4
2019	27.9
2020	2,046.0
Thereafter	1,380.8
Total	$3,527.3
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At September 30, 2016 and December 31, 2015 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXALTA COATING SYSTEMS LTD.

Date: October 27, 2016	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: October 27, 2016	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2016	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President Corporate Finance and Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

4.22*
Indenture, dated as of August 16, 2016, by and among the Issuer, the guarantors named therein, Wilmington Trust, National Association, as Trustee, Citigroup Global Markets Deutschland AG, as Euro Notes Registrar, and Citibank N.A., London Branch, as Euro Notes Paying Agent and Euro Notes Authenticating Agent (including form of Dollar Note and form of Euro Note). (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on August 17, 2016)

4.23*
Indenture, dated as of September 27, 2016, by and among the Issuer, the guarantors named therein, Wilmington Trust, National Association, as Trustee, Citigroup Global Markets Deutschland AG, as Registrar, and Citibank N.A., London Branch, as Paying Agent and Authenticating Agent (including form of Note). (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

10.66*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on August 2, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

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