Form 10-K
period 2016-12-31
Axalta Coating Systems Ltd.
filed 2017-02-28
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5.2 billion (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 23, 2017, there were 241,340,450 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2017 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2016.

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
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. Based on recent market information, we generate approximately 90% of our revenue in markets where we hold the #1 or #2 global market position, including the #1 position in our core automotive refinish end-market with approximately a 25% global market share. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance and appearance of our customers' products, while improving their productivity and profitability.
Our diverse global footprint of 46 manufacturing facilities, four technology centers, 47 customer training centers and more than 13,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally.
We operate our business in two operating segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below. See further discussion in Note 24 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Table above reflects numbers for the year ended December 31, 2016. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Net Sales.

Net sales for our four end-markets and four regions for the year ended December 31, 2016 are highlighted below:
Note: Latin America includes Mexico. EMEA represents Europe, Middle East and Africa.
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Performance Coatings End-Markets
Refinish
Sales in the refinish end-market are driven by the number of vehicle collisions, owners’ propensity to repair their vehicles, the number of miles vehicle owners drive and the size of the car parc. Although refinish coatings typically represent only a small portion of the overall vehicle repair cost, they are critical to the vehicle owner’s satisfaction given their impact on appearance. As a result, body shop operators are most focused on coatings brands with a strong track record of performance and reliability. Body shops look for suppliers and brands with productivity enhancements, regulatory compliance, consistent quality, the presence of ongoing technical support and exact color match technologies. Color matching is a critical component of coatings supplier selection, since inexact matching adversely impacts vehicle appearance and, if repainting is required due to a poor match, can significantly impact the speed and volume of repairs at a given shop.
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

Industrial
The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. Within the industrial end-market, we focus on the following:

•
General Industrial: coatings for a wide and diverse array of applications, including HVAC, shelving, appliances and electrical storage components, metal furniture, and playground equipment as well as ACE, fencing, valves and specialized coatings used for coating the interior of metal drums and packaging.

•
Electrical Insulation Systems: coatings to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical components.

•	Architectural: exterior powder coatings typically used in the construction of commercial structures, residential windows, doors and cladding, as well as liquid interior and exterior house paint.

•	Transportation: liquid and powder coatings for vehicle components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.

•	Oil & Gas: liquid and powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.

•	Coil: coatings utilized in various applications such as metal building and wall panels, roofing, commercial appliances, lighting, garage doors, HVAC, office furniture and truck trailers.
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
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive repair industry to refinish damaged vehicles. Our refinish products and systems include a range of coatings layers required to match the vehicle’s color and appearance, producing a repair surface indistinguishable from the adjacent surface.
We provide systems that enable body shops to match more than 180,000 color variations, using a database with more than four million formulations, in the global market. Our color technology is manifested in the pigment technology that goes into our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up the majority of our products in a body shop. We have a large color library and a number of well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, and our newest mainstream product, Syrox™, which was introduced in EMEA in 2016, as well as other regional and local brands.
Our color matching and retrieval systems allow customers to quickly match any color, preventing body shop technicians from having to repeat the color matching process, saving time and materials. The color matching process begins with a technician scanning a damaged vehicle with one of our advanced color matching tools, such as our Acquire Plus EFX™ hand-held spectrophotometer. The Acquire Plus EFX lens reads the color, evaluating both the unique flake and color characteristics of the specific vehicle. These characteristics may vary significantly, even for vehicles of the same make, model and original color, due to a variety of factors, including a vehicle’s age, plant at which it was assembled, weather conditions and operating history. The Acquire Plus EFX electronically connects with our ColorNet® database and generates for the paint technician the precise mix of tints and colors needed to recreate that specific color needed for the part being repaired. In addition to the Acquire Plus EFX, we offer customers several other color matching tools, including our VINdicator® database, which identifies vehicle color based on its vehicle identification number, and traditional color matching wheels and fan decks.

We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, rebar and oil & gas pipelines. Through organic growth and a recent acquisition, we have also become a leading manufacturer and supplier of coil coatings in North America. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as basecoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, lower cost alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our major industrial brands include Voltatex®, AquaEC™, Durapon™, Hydropon™, Ceranamel™, and XT for liquid coatings and Alesta®, Nap-Gard® and Abcite® for powder.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. The majority of our products are supplied by our network of approximately 4,000 independent local distributors. In select regions, such as in parts of Europe, we also sell directly to customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large sales force manages relationships directly with our customers to drive demand for our products, which in turn are purchased through our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have established 47 customer training centers, which helps to deepen our customer relationships.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. Our top ten customers accounted for approximately 18% of our Performance Coatings net sales during the year ended December 31, 2016.
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
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications including non-automotive transportation (e.g., HDT, bus and rail) and ACE, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards.

Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements. Particularly for HDT applications, truck owners demand a greater variety of custom colors and advanced product technologies to enable custom designs. Our strong market position and growth are driven by our ability to provide customers with our market-leading brand, Imron®, as well as leveraging our global product lines, regional knowledge and service. Additionally, to capture further growth we are launching a new suite of products to meet our customers’ evolving needs.
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
We also develop and supply a wide array of coatings systems for a broad range of commercial applications including HDT, bus, rail and ACE. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 73,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high volume colors from us. Our commercial vehicle brands include Imron, Imron ExcelPro, Imron Elite, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC.
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

Transportation Coatings Customers
We provide our products to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 68% of our Transportation Coatings net sales during the year ended December 31, 2016.
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
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. On average, our total raw material spend represents between 45% and 55% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 30% of our 2016 spending on raw materials.
Approximately 67% of the raw materials we procure are derived from crude oil and natural gas. While prices for these raw materials fluctuate with energy prices, such fluctuations are mitigated by the fact that the majority of our raw materials are fourth to sixth generation derivatives of crude oil and natural gas. The dynamics of supply and demand play as important a role in our cost of raw materials as does the price of crude oil. Non-petrochemical based inputs such as minerals that are used to manufacture coating pigments are not significantly affected by volatility in crude oil prices.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in limited circumstances, contractual raw material recovery mechanisms. Since 2001, our company's variable cost of sales have remained stable between 35% and 42% of net sales.
RESEARCH AND DEVELOPMENT
Our focus on technology has allowed us to proactively provide customers with next-generation offerings that enhance product performance, improve productivity and satisfy increasingly strict environmental regulations. Since our entry into the coatings industry over 150 years ago, we believe we have consistently been at the forefront of coatings technology innovation. These innovations have played a fundamental role in our ability to maintain and grow our global market share as well as deliver substantial financial returns.
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are amongst the most demanding in the coatings industry with high levels of product performance that continuously evolves, with increasing expectations for productivity on customer lines and with environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. In total, as of December 31, 2016, we have approximately 1,300 employees dedicated to technology development. For the years ended December 31, 2016, 2015 and 2014, our total technology costs incurred were $179.8 million, $169.0 million and $176.5 million, respectively, of which research and development expenses comprised $57.7 million, $51.6 million and $49.5 million, respectively, with the balance recorded within selling, general and administrative expenses. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by over 30 regional laboratories which provide local connection to our global customer base.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2016, we had a portfolio of 643 issued patents and more than 365 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2016, 183 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a substantial number of trademarks and trademark registrations in the United States and in other countries, as described below.

We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, AudurraTM, Centari®, CeranamelTM, ChallengerTM, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, DuraponTM, DuxoneTM, Harmonized Coating TechnologiesTM, HydroponTM, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, Vermeera® and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
We are party to 12 joint ventures, six of which are focused on the industrial end-market. We are the majority shareholder, exercise control and fully consolidate all but three of our joint ventures. Our fully consolidated joint venture-related net sales were $231.7 million and $204.5 million for the years ended December 31, 2016 and 2015, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2016, we had approximately 13,000 employees located throughout the world consisting of sales, technical, manufacturing operations, supply chain and customer service personnel.
As of December 31, 2016, approximately 41% of our employees globally were covered by organized labor agreements, including works councils, with fewer than 50 employees in the United States covered by organized labor agreements. We consider our employee relations to be good overall.
HEALTH, SAFETY AND ENVIRONMENTAL
At Axalta, we are committed to being good stewards of the environment by using natural resources efficiently to preserve and protect the communities in which we operate. We understand that industrial manufacturing processes can pose impacts to the environment and safety risks to our employees and others when not managed properly. As such, we are subject to various laws and regulations around the world which govern the protection of the environment and health and safety of our employees and neighboring communities, including the discharge of pollutants to air and water and the management and disposal of hazardous substances.
We build safety into the way we do business and are committed to operating safe and secure workplaces. Our program is structured on the foundation that every employee is engaged in and committed to improving operating practices. One of Axalta’s key objectives is the continued progress toward reducing employee injuries and illnesses worldwide. When health and safety instances do occur, we are committed to determining the root cause and eliminating the potential so that future incidents can be prevented. In 2016, Axalta’s injury and illness performance resulted in 0.34 OSHA Recordable Incident Rate, compared to the 1.2 OSHA Recordable Incident Rate for the General Chemical Industry (according to the US Bureau of Labor Statistics).
Our Environment, Health, Safety and Sustainability (EHS&S) Policy provides the foundation on which we develop, market, manufacture, and distribute products and services to our global customers. This policy is implemented through Axalta’s integrated EHS&S management system, which is our global program designed to ensure the compliance with applicable laws and regulations, internal standards for manufacturing, the management of potential risks and continuous improvement. We operate all of our manufacturing facilities using a common set of internal standards as part of our EHS&S management system, applicable for our business. These standards have been developed using a risk-based approach which will support the advancement of each site’s performance, while building capability and consistency across all levels of the organization. We believe that all of our manufacturing and distribution facilities are operated in compliance in all material respects to existing environmental requirements, including the operating permits required thereunder at our facilities.
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
In April of 2016, Axalta achieved a global, multi-site certification for RC14001. This certification incorporates the elements of the American Chemistry Council’s Responsible Care Program including product safety and compliance, process safety and security, as well as the ISO 14001 certification specifically related to our environmental stewardship program.

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
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 7.5% of our 2016 net sales and our largest distributor accounted for approximately 4.7% of our 2016 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or distributors, as a result of changes in business conditions, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. We use a significant amount of raw materials derived from crude oil and natural gas. As a result, volatile oil and gas prices can cause significant variations in our raw materials costs, affecting our operating results. In rising raw material price environments, we may be unable to pass along these increased costs to our customers. In declining raw material price environments, customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions or the unavailability of certain raw materials could result in supply imbalances that may have a material adverse effect on our business, financial condition and results of operations.
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
Our business, financial condition and results of operations could be adversely impacted by business disruptions and security threats.
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages could harm our operations as well as the operations of our customers, distributors or suppliers. We face security threats and risks of security breaches to our facilities. Although it is impossible to predict the occurrence or consequences of business disruptions or security threats, they could harm our reputation, subject us to material liabilities, result in reduced demand for our products, make it difficult or impossible for us to deliver products to our customers or distributors or to receive raw materials from suppliers and create delays and inefficiencies in our supply chain.
Our information technology systems are subject to cyber security risks.
We rely on information technology systems to conduct business. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attackers. In addition, by utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Targeted attacks on our systems (or on systems of third parties that we rely on), failure or non-availability of a key information technology system or a breach in our security measures could result in theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition or results of operations. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches, and these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.
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
We conduct our business on a global basis, with approximately 70% of our 2016 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, if the U.S. withdraws from or engages in renegotiation of trade agreements such as the North American Free Trade Agreement and the Trans-Pacific Partnership, or more aggressively prosecutes trade disputes with countries like China, our ability to do business and execute our growth strategies could be adversely affected. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
Social, political and economic conditions in Venezuela may continue to materially adversely affect our business, financial condition and results of operations.
We conduct operations in Venezuela through our Venezuelan subsidiary. Our operations in Venezuela continue to be subject to the risks associated with the volatility in economic conditions caused by the weakening of the Venezuelan bolivar and general uncertainty in the political environment. From December 31, 2014 through June 30, 2015, we used the Complementary System of Foreign Currency Administration (SICAD) rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars from the SICAD rate to the Marginal Foreign Exchange System (SIMADI) rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar.
In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. The changes also devalued the official DIPRO rate (formerly CENCOEX), to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which fully replaced SIMADI. DICOM is intended to provide limited access to a free market rate of exchange. At December 31, 2016, DIPRO remained at 10.0 Venezuelan bolivars to 1.0 U.S. dollar and the exchange rate for DICOM was 673.8 Venezuelan bolivars to 1.0 U.S. dollar.
As of and for the year ended December 31, 2016, approximately 1% of our consolidated net revenues and approximately 3% of our consolidated net assets are derived from our Venezuelan subsidiary, while less than 1% of our consolidated cash and cash equivalents are held in local Venezuelan currency by our Venezuelan subsidiary.
As a result of the continued economic uncertainty and the general deterioration in the economy, as well as various other triggering events identified during the fourth quarter 2016, we recognized an impairment charge of $57.9 million on the long-lived assets of our Venezuela subsidiary for the year ended December 31, 2016.

Any further volatility in economic conditions in Venezuela caused by general uncertainty in the political environment, change in the currency exchange mechanisms or fluctuation of the SIMADI rate, which may vary in the future, could adversely affect our financial position resulting in additional potential impairments or devaluation of our assets and liabilities. These events could result in a material unfavorable impact to our results of operations and financial condition, both for any period in which we determine to remeasure using another rate and on a going forward basis following any such devaluation.
Our results of operations and/or financial condition could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment.
See further discussion in Note 26 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Currency risk may adversely affect our financial condition and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian real, the Chinese yuan, the Venezuelan bolívar, the British pound, the Mexican peso and the Russian ruble. For example, unfavorable movement in the Euro negatively impacted our results of operations in recent periods and a further decline of the Euro could affect future periods. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2016, approximately 0.4% of our U.S. workforce was unionized and approximately 77% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.

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

Risks Related to Other Aspects of our Business
We may continue to engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations and, as a result, we may not realize the anticipated benefits of these acquisitions and divestitures.
We may continue to seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits we anticipate when we first enter into a transaction in the amount or timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition and results of operations. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.
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
Our product liability, property, business interruption and casualty insurance coverages may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of any losses, lost sales or increased costs experienced during business interruptions. For some risks, we may elect not to obtain insurance. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.
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
We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the European Union ("EU") state aid rules. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
If we are treated as a financial institution under FATCA, withholding tax may be imposed on payments on our common shares.
Sections 1471 through 1474 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations commonly referred to as “FATCA” may impose 30% withholding on “foreign passthru payments” made by a “foreign financial institution” (as defined in the Code) that has entered into an agreement with the U.S. Internal Revenue Service to perform certain diligence and reporting obligations with respect to the foreign financial institution’s U.S.-owned accounts. Such withholding on “foreign passthru payments” will apply from January 1, 2019 at the earliest. The applicable Treasury Regulations treat an entity as a “financial institution” if it is a holding company formed in connection with or availed of by a private equity fund or other similar investment vehicle established with an investment strategy of investing, reinvesting or trading in financial assets. The term “foreign passthru payment” is currently not defined. The United States has entered into an intergovernmental agreement (an “IGA”) with Bermuda, which modifies the FATCA withholding regime described above. It is not clear whether we would be treated as a financial institution subject to the diligence, reporting and withholding obligations under FATCA or the Bermuda IGA. Furthermore, it is not yet clear how the Bermuda IGA will address foreign passthru payments. Prospective investors should consult their tax advisors regarding the potential impact of FATCA, the Bermuda IGA and any non-U.S. legislation implementing FATCA, on their investment in our common shares.

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
As of December 31, 2016, we had approximately $3.3 billion of indebtedness on a consolidated basis, including $500.0 million of our 2024 Dollar Senior Notes (as defined herein), $349.7 million of our 2024 Euro Senior Notes (as defined herein), $469.8 million of our 2025 Euro Senior Notes (as defined herein), $1,545.0 million of the 2023 Dollar Term Loan facility (as defined herein) and $417.6 million of the 2023 Euro Term Loan facility (as defined herein). In addition, as of December 31, 2016, we had approximately $378.7 million in borrowing capacity available under our Revolving Credit Facility, after giving effect to $21.3 million of outstanding letters of credit. As of December 31, 2016, we were in compliance with all of the covenants under our outstanding debt instruments.
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
We are more leveraged than some of our competitors, which could adversely affect our business plans. A relatively greater portion of our cash flow is used to service debt and other financial obligations. This reduces the funds we have available for working capital, capital expenditures, acquisitions and other purposes and may make it more difficult for us to borrow in the future. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.
In addition, the indentures governing the New Senior Notes (as defined herein) and the agreements governing our Senior Secured Credit Facilities (as defined herein) contain affirmative and negative covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.
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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness restrict our ability to sell assets and our use of the proceeds from such sales, and we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness. Although the indentures governing the New Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness. As of December 31, 2016, we had $378.7 million of additional borrowing capacity under our Revolving Credit Facility, after giving effect to $21.3 million of outstanding letters of credit.
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
Difficult global economic conditions, including concerns about sovereign debt and significant volatility in the capital, credit and commodities markets, could have a material adverse effect on our financial position, results of operations and cash flows. These global economic factors, combined with low levels of business and consumer confidence and high levels of unemployment in certain parts of the world, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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
The indentures governing our New Senior Notes and the credit agreement governing our Senior Secured Credit Facilities require us to comply with a number of customary financial and other covenants, such as maintaining leverage ratios in certain situations and maintaining insurance coverage. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition." These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default on the indentures governing our New Senior Notes, the credit agreement governing our Senior Secured Credit Facilities or other debt instruments, our financial condition and liquidity would be adversely affected.

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
Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not currently expect to declare or pay dividends on our common shares for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common shares, the credit agreement governing our Senior Secured Credit Facilities and the indentures governing the New Senior Notes have certain restrictions over the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to us.
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

•	material litigations or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common shares by us, Berkshire Hathaway Inc.'s affiliate ("Berkshire") or members of our management team;

•	the granting of restricted common shares, stock options and other equity awards;

•	volume of trading in our common shares; and

•	the realization of any risks described under this “Risk Factors” section.
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
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the New York Stock Exchange ("NYSE"), the SEC or other regulatory authorities, which would require additional financial and management resources.
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
As a publicly traded company, we have incurred and will continue to incur additional legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC and the NYSE impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we have incurred additional costs to maintain such coverage.
Furthermore, if we are not able to continue to comply with these requirements, the market price of our common shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC or other regulatory authorities, which would require the expenditure by us of additional financial and management resources and could harm our business and the market price of our common shares.
We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our common shares for the foreseeable future. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing the New Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 23, 2017, we had 1,000,000,000 common shares authorized and 241,340,450 common shares outstanding.

We cannot predict the size of future issuances or sales of our common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares. Sales of substantial amounts of our common shares (including sales that may occur pursuant to the registration rights of Berkshire, sales by members of management and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 46 manufacturing facilities (including 16 manufacturing sites operated by our joint ventures), four major technology centers and 47 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2016.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
United States of America	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	Houston, TX	Performance
	Hilliard, OH	Performance
	Mt. Clemens, MI	Performance; Transportation
	Toledo, OH	Performance; Transportation
	Orrville, OH	Performance

Latin America
Brazil	Guarulhos	Performance; Transportation
Mexico	Monterrey	Performance
	Ocoyoacac	Performance; Transportation
	Tlalnepantla	Performance; Transportation
Venezuela	Valencia	Performance; Transportation
Argentina	Buenos Aires	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
	Landshut	Performance
Sweden	Vastervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
United Kingdom	Darlington	Performance

Asia Pacific
Australia	Riverstone	Performance; Transportation
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance

Joint Venture Manufacturing Facilities
China	Chengdu	Performance
	Dongguan	Performance
	Huangshan	Performance
	Qingpu	Performance
	Shangdong	Performance
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance
United States of America	Madison, AL	Performance
	Riverside, CA	Performance

Type of Facility/Country	Location	Segment

Joint Venture Partner Manufacturing Facilities
Japan	Amagasaki	Transportation
	Chiba	Transportation
South Africa	Durban	Transportation
	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Wilmington, DE	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	11
	Latin America	8
	EMEA	19
	Asia Pacific	9
ITEM 3. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us as discussed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Legal and Regulatory Compliance and Litigation—Our results of operations could be adversely affected by litigation" and Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—DuPont’s potential breach of its obligations in connection with the Acquisition, including failure to comply with its indemnification obligations, may materially affect our business and operating results."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price and Dividends
Our common shares are traded on the NYSE under the symbol "AXTA." The high and low sales prices for our common shares for the two most recent fiscal years were as follows:

	2016		2015
Quarter Ended	High	Low	High	Low
First Quarter (March 31)	$29.66	$20.67	$29.64	$24.74
Second Quarter (June 30)	30.45	24.80	36.50	27.20
Third Quarter (September 30)	29.59	25.79	33.63	23.94
Fourth Quarter (December 31)	28.37	24.27	30.02	25.01
As of February 23, 2017, there were 5 registered holders of record of Axalta’s common stock as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants in the agreements governing our New Senior Notes and Senior Secured Credit Facilities, which may limit our ability to pay dividends.
Recent Sales of Unregistered Securities
None.

Stock Performance
The line graph illustrated below compares the cumulative total shareholder value return of our common shares since our initial public offering with the cumulative total returns of an overall stock market index, the Standard & Poor's (Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 500 Chemicals Index ("S&P 500 Chemicals"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on November 12, 2014, the date on which our common shares began trading on the NYSE.

$140
$135
$130
$125
$120
$115
$110
$105
$100
$95
November 12, 2014
December 31, 2014
December 31, 2015
December 31, 2016
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated and combined financial data and other information of Axalta. As a result of the Acquisition, we applied acquisition accounting whereby the purchase price paid was allocated to the acquired assets and liabilities at fair value. The financial reporting periods presented are as follows:

•	The year ended December 31, 2012 and the period from January 1, 2013 through January 31, 2013 ("Predecessor" periods) reflect the combined results of operations of the DPC business.

•
The years ended December 31, 2013 through 2016 ("Successor" periods) reflect the consolidated results of operations of Axalta, which include the effects of acquisition accounting commencing on the acquisition date of February 1, 2013.

The historical results of operations and cash flow data for the years ended December 31, 2013 through 2016 and the historical balance sheet data as of December 31, 2013 through 2016 presented below were derived from our audited financial statements and the related notes thereto these should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
As of and for the Successor period of August 24, 2012 (inception date) through December 31, 2012, the Successor had no operations or activity prior to the Acquisition, other than merger and acquisition costs of $29.0 million, which consisted primarily of investment banking, legal and other professional advisory services costs.
The historical combined financial data for the year ended December 31, 2012 as well as the period January 1, 2013 through January 31, 2013 have been derived from the Predecessor audited combined financial statements and the related notes thereto for the DPC business.

	Successor				Predecessor
	Year Ended December 31,				Period from January 1 through January 31,	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2013	2012
Statements of Operations Data:
Net sales	$4,073.5	$4,087.2	$4,361.7	$3,951.1	$326.2	$4,219.4
Other revenue	23.9	26.1	29.8	35.7	1.1	37.4
Total revenue	4,097.4	4,113.3	4,391.5	3,986.8	327.3	4,256.8
Cost of goods sold (1)	2,527.6	2,597.3	2,897.2	2,772.8	232.2	2,932.6
Selling, general and administrative expenses (2)	962.5	914.8	991.5	1,040.6	70.8	873.4
Venezuela asset impairment	57.9	—	—	—	—	—
Research and development expenses	57.7	51.6	49.5	40.5	3.7	41.5
Amortization of acquired intangibles	83.4	80.7	83.8	79.9	—	—
Merger and acquisition related expenses	—	—	—	28.1	—	—
Income from operations	408.3	468.9	369.5	24.9	20.6	409.3
Interest expense, net	178.2	196.5	217.7	215.1	—	—
Bridge financing commitment fees	—	—	—	25.0	—	—
Other expense, net	142.7	111.2	115.0	48.5	5.0	16.3
Income (loss) before income taxes	87.4	161.2	36.8	(263.7)	15.6	393.0
Provision (benefit) for income taxes	39.8	63.3	2.1	(44.8)	7.1	145.2
Net income (loss)	47.6	97.9	34.7	(218.9)	8.5	247.8
Less: Net income attributable to noncontrolling interests	5.8	4.2	7.3	6.0	0.6	4.5
Net income (loss) attributable to controlling interests	$41.8	$93.7	$27.4	$(224.9)	$7.9	$243.3
Per share data:
Net income (loss) per share:
Basic net income (loss) per share	$0.18	$0.40	$0.12	$(0.97)
Diluted net income (loss) per share	$0.17	$0.39	$0.12	$(0.97)
Basic weighted average shares outstanding	238.1	233.8	229.3	228.3
Diluted weighted average shares outstanding	244.4	239.7	230.3	228.3

Other Financial Data:
Cash flows from:
Operating activities	$559.3	$409.8	$251.4	$376.8	$(37.7)	$388.8
Investing activities	(257.0)	(166.2)	(173.8)	(5,011.2)	(8.3)	(88.2)
Financing activities	(232.6)	(84.7)	(123.2)	5,098.1	43.0	(290.6)
Depreciation and amortization	322.1	307.7	308.7	300.7	9.9	110.7
Capital expenditures	(136.2)	(138.1)	(188.4)	(107.3)	(2.4)	(73.2)

	Successor				Predecessor
	December 31,				December 31,
(In millions)	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$535.4	$485.0	$382.1	$459.3	$28.7
Working capital (3)	1,000.3	972.8	869.1	927.7	592.7
Total assets	5,854.8	5,830.1	6,143.9	6,625.4	2,875.0
Indebtedness	3,263.9	3,441.5	3,614.3	3,822.1	0.2
Total liabilities	4,597.2	4,688.9	5,031.9	5,413.6	1,178.0
Total shareholders’ equity/combined equity	1,257.6	1,141.2	1,112.0	1,211.8	1,697.0
Cash dividends declared per common share	—	—	—	—	—
Note: The above financial information has been amended to reflect the adoption of certain Accounting Standard adoptions, described further in Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(1)	Cost of goods sold includes the impacts attributable to the increases in inventory value resulting from the fair value adjustments associated with our acquisition accounting for inventories.

(2)
Selling, general and administrative expense included costs associated with transition-related and cost-savings initiatives of $77.6 million, $64.4 million, $127.1 million and $231.5 million for the Successor years ended December 31, 2016, 2015, 2014 and 2013, respectively. Additionally, during the Predecessor year ended December 31, 2012, $0.7 million in employee separation and asset related costs were recorded.

(3)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in this Annual Report on Form 10-K. These statements include those that are related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the information presented under Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
Many statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including cyber security risks;

•	risks associated with our non-U.S. operations, including our Venezuelan operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	litigation and other commitments and contingencies;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	unexpected liabilities under any pension plans applicable to our employees;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	the risk of impairment charges related to goodwill, identifiable intangible assets and fixed assets;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Annual Report on Form 10-K; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technologies and customer service. Our diverse global footprint of 46 manufacturing facilities, four technology centers, 47 customer training centers and approximately 13,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customers through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 0.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a decline of 4.6% from unfavorable currency translation. This decrease was largely offset as a result of higher average selling prices as well as stronger volumes which together contributed to 4.3% of growth. The following trends have impacted our segment and end-market sales performance for the year ended December 31, 2016:

•
Performance Coatings:  Net sales excluding currency translation increased approximately 6.6% driven by increases in average selling price within our refinish end-market, particularly within North America and Latin America. Furthering these increases was volume growth in both our refinish and industrial end-markets, including the benefits associated with our acquisitions completed during 2016.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 1.1% driven primarily by volume growth within our light vehicle end-market as a result of business wins and increased vehicle builds in North America and Asia offset by volume declines within our commercial vehicle end-market in North America as a result of overall industry demand.

Our business serves four end-markets globally as follows:

(In millions)	Year Ended December 31,			2016 vs 2015	2015 vs 2014
	2016	2015	2014	% change	% change
Performance Coatings
Refinish	$1,684.4	$1,702.0	$1,850.8	(1.0)%	(8.0)%
Industrial	718.8	683.1	734.2	5.2%	(7.0)%
Total Net sales Performance Coatings	2,403.2	2,385.1	2,585.0	0.8%	(7.7)%
Transportation Coatings
Light Vehicle	1,337.7	1,310.6	1,384.5	2.1%	(5.3)%
Commercial Vehicle	332.6	391.5	392.2	(15.0)%	(0.2)%
Total Net sales Transportation Coatings	1,670.3	1,702.1	1,776.7	(1.9)%	(4.2)%
Total Net sales	$4,073.5	$4,087.2	$4,361.7	(0.3)%	(6.3)%
Acquisitions Highlights
During the year ended December 31, 2016, we successfully completed multiple strategic business acquisitions across both of our segments. These include a refinish business based in Southeast Asia, a light vehicle business specializing in interior coatings based in North America, a fifty-one percent controlling interest in a North American industrial business specializing in coil and spray coatings, and a refinish distributor in Western Europe. Our 2016 aggregate spending for these acquisitions was $114.8 million, net of cash acquired, and contributed $50.4 million to net sales in 2016.
Capital and Liquidity Highlights
During the year ended December 31, 2016, we refinanced or amended our Senior Notes and Credit Agreement, including extending the maturity date on our Revolving Credit Facility, allowing us to lower interest rates, extend maturity profiles, rebalance our Dollar and Euro mix of debt and favorably change certain debt covenants. In addition, we made prepayments on our 2020 Term Loans (as defined herein) totaling $474.4 million during 2016. The benefits of these transactions are anticipated to save approximately $35.0 million in annual cash interest. For additional information, refer to Note 21 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K and our Liquidity and Capital Resource discussion within this Item 7.
Other Highlights
Effective with the August 2016 Carlyle Offering, Carlyle no longer has any beneficial interest in Axalta's common shares, other than de minimis amounts held or owned in the ordinary course of business purchased subsequent to the initial February 1, 2013 acquisition. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In July of 2016, we announced the opening of our new European headquarters in Basel, Switzerland. Members of European leadership are now centered in Switzerland. We expect with the centering of our management team, we will leverage synergies and drive further focus on our core strategy of growth in the markets we serve. This initiative should lead to improved profitability over the long-term for the region.

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
Interest expense, net
Interest expense, net consists primarily of interest expense on institutional borrowings and other financing obligations and changes in fair value of interest rate derivative instruments, net of capitalized interest expense. Interest expense, net also includes the amortization of debt issuance costs and debt discounts associated with our Senior Secured Credit Facilities and other indebtedness.
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, historical management expenses to Carlyle (prior to the change in control as defined herein), indemnity gains and losses associated with the Acquisition (as defined herein), as well as foreign exchange gains and losses and impairment losses on assets that are not part of our core operational activities.
Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole.
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
EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA:

•	do not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities and the New Senior Notes (as defined herein); and

•	eliminate the impact of income taxes on our results of operations;

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

The following table reconciles net income to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Net income	$47.6	$97.9	$34.7
Interest expense, net	178.2	196.5	217.7
Provision for income taxes	39.8	63.3	2.1
Depreciation and amortization	322.1	307.7	308.7
EBITDA	587.7	665.4	563.2
Debt extinguishment and refinancing related costs (a)	97.6	2.5	6.1
Foreign exchange remeasurement losses (b)	30.6	93.7	81.2
Long-term employee benefit plan adjustments (c)	1.5	(0.3)	(0.6)
Termination benefits and other employee related costs (d)	61.8	36.6	18.4
Consulting and advisory fees (e)	10.4	23.9	36.3
Transition-related costs (f)	—	(3.4)	101.8
Offering and transactional costs (g)	6.0	(1.5)	22.3
Stock-based compensation (h)	41.1	30.2	8.0
Other adjustments (i)	5.0	(5.8)	6.0
Dividends in respect of noncontrolling interest (j)	(3.0)	(4.7)	(2.2)
Asset impairments (k)	68.4	30.6	—
Adjusted EBITDA	$907.1	$867.2	$840.5

(a)
During the years ended December 31, 2016, 2015 and 2014 we prepaid principal on our term loans, resulting in non-cash losses on extinguishment of $9.6 million, $2.5 million and $3.0 million, respectively. During the years ended December 31, 2016 and 2014 we amended our Credit Agreement and refinanced our indebtedness, resulting in additional losses of $88.0 million and $3.1 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $23.5 million, $51.5 million, and gains of $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(c)	Eliminates the non-cash non-service components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance. In 2014, termination benefits include the costs associated with our headcount initiatives for establishment of new roles and elimination of old roles and other employee costs associated with cost-saving opportunities that were related to our transition to a standalone entity.

(e)
Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance. Amounts incurred during 2014 relate to services rendered in conjunction with our transition to a standalone entity.

(f)
Represents charges and a change in estimate associated with the transition costs from DuPont to a standalone entity, including certain Acquisition indemnities. We do not consider these items to be indicative of our ongoing operating performance.

(g)
Represents costs associated with the offerings of our common shares by Carlyle, including the November 2014 IPO, and acquisition-related expenses, including changes in the fair value of contingent consideration, all of which are not considered indicative of our ongoing operating performance.

(h)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the year ended December 31, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(i)
Represents costs for certain non-operational or non-cash (gains) and losses, unrelated to our core business and which we do not consider indicative of ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments, Carlyle management fees incurred prior to the Change in Control and non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during the years ended December 31, 2016 and 2015, respectively. Additionally, during the year ended December 31, 2016, we recorded a $57.9 million non-cash impairment on long-lived assets associated with our Venezuela operations. We do not consider these impairments to be indicative of our ongoing operating performance.

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
Year ended December 31, 2016 compared to year ended December 31, 2015
The following table was derived from the consolidated statements of operations for the years ended December 31, 2016 and 2015 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2016	2015
Net sales	$4,073.5	$4,087.2
Other revenue	23.9	26.1
Total revenue	4,097.4	4,113.3
Cost of goods sold	2,527.6	2,597.3
Selling, general and administrative expenses	962.5	914.8
Venezuela asset impairment	57.9	—
Research and development expenses	57.7	51.6
Amortization of acquired intangibles	83.4	80.7
Income from operations	408.3	468.9
Interest expense, net	178.2	196.5
Other expense, net	142.7	111.2
Income before income taxes	87.4	161.2
Provision for income taxes	39.8	63.3
Net income	47.6	97.9
Less: Net income attributable to noncontrolling interests	5.8	4.2
Net income attributable to controlling interests	$41.8	$93.7
Net sales
Net sales decreased $13.7 million, or 0.3%, to $4,073.5 million for the year ended December 31, 2016 compared to net sales of $4,087.2 million for the year ended December 31, 2015. The net sales decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 was attributable to unfavorable impacts of currency translation, which reduced net sales by 4.6% due primarily to the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by higher average selling prices across both our segments, primarily in Latin America, which contributed to an increase of 2.6% compared to the year ended December 31, 2015. Increases in volumes across both our segments, in Europe, Asia and North America, attributable mainly to a 2.2% increase from our acquisitions, also contributed to net sales growth of 1.7%.
Other revenue
Other revenue decreased $2.2 million, or 8.4%, to $23.9 million for the year ended December 31, 2016 as compared to $26.1 million for the year ended December 31, 2015. This decrease was primarily related to declines in service revenue combined with the impacts of weakening currencies against the U.S. dollar, which caused a decrease of $0.8 million, or 3.1%.

Cost of sales
Cost of sales decreased $69.7 million, or 2.7%, to $2,527.6 million for the year ended December 31, 2016 compared to $2,597.3 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted primarily from a 2.1% decrease associated with currency translation due to the impact of the weakening of certain currencies within Latin America, Asia and Europe. The decrease from currency translation was slightly offset by the contribution of higher volumes of 1.7% which includes impacts of our acquisitions completed during 2016. Cost of sales as a percentage of net sales decreased from 63.5% for the year ended December 31, 2015 to 62.0% for the year ended December 31, 2016 primarily as a result of reductions associated with lower raw material prices, favorable pricing on our product mix and impacts of our cost savings initiatives.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $47.7 million, or 5.2%, to $962.5 million for the year ended December 31, 2016 compared to $914.8 million for the year ended December 31, 2015. Selling, general and administrative expenses for the year ended December 31, 2016 included $77.6 million of costs related to our cost-savings initiatives as compared to $64.4 million of costs for the year ended December 31, 2015 associated with our transition-related activities and cost-savings initiatives, resulting in an increase of $13.2 million over the comparable period. In addition, there was an increase of $8.0 million in stock-based compensation for the year ended December 31, 2016. Further contributing to the increase during the year ended December 31, 2016 over the comparable period were increases in selling expense associated with increased sales volumes and $17.5 million in costs related to our recent acquisitions. Offsetting these increases were favorable impacts of currency exchange during the year ended December 31, 2016, which contributed to an approximately 1.7% reduction in selling, general and administrative expenses due primarily to the weakening of certain currencies within Latin America compared to the U.S. dollar.
Venezuela asset impairment
Venezuela asset impairment relates to the impairment charge of $57.9 million recognized during the year ended December 31, 2016 relating to our long-lived assets within our Venezuelan subsidiary. There was no comparative impairment recorded during the year ended December 31, 2015.
Research and development expenses
Research and development expenses increased $6.1 million, or 11.8%, to $57.7 million for the year ended December 31, 2016 compared to $51.6 million for the year ended December 31, 2015. This increase was driven by additional spending as we focus on developing new and existing coatings products as well as sourcing additional capabilities. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $2.7 million, or 3.3%, to $83.4 million for the year ended December 31, 2016 compared to $80.7 million for the year ended December 31, 2015. This increase was a result of our recent acquisitions, which contributed $3.5 million, offset slightly by the impacts of weakening currencies in all regions against the U.S. dollar.
Interest expense, net
Interest expense, net decreased $18.3 million, or 9.3%, to $178.2 million for the year ended December 31, 2016 compared to $196.5 million for the year ended December 31, 2015. The decrease was driven by the prepayment of principal balances associated with our 2020 Dollar Term Loans made in 2015 and 2016 and the prepayment on the principal balance of our 2020 Euro Term Loans made in 2016. Additionally, refinancing of our senior indebtedness during the year ended December 31, 2016, reduced the overall interest rates of our debt portfolio and further contributed to the decrease.
Other expense, net
Other expense, net increased $31.5 million, or 28.3%, to $142.7 million for the year ended December 31, 2016 compared to $111.2 million for the year ended December 31, 2015. The amendment to our Credit Agreement, refinancing of our indebtedness and prepayments of our Term Loans during the year ended December 31, 2016 resulted in an increase in other expense over the comparable period of $95.1 million.
During the year ended December 31, 2016 there were $4.3 million in losses on derivative instruments associated with our foreign currency contracts compared to $5.6 million in gains during the year ended December 31, 2015, resulting in a $9.9 million increase. In addition, we recognized a gain of $5.4 million for the year ended December 31, 2015 resulting from the remeasurement of our previously held interest in an equity method investee upon the acquisition of a controlling interest whereas no similar gain was recognized during the year ended December 31, 2016, thereby resulting in an increase in other expense, net for the comparable periods.

During the year ended December 31, 2016 our Venezuelan subsidiary continued to be impacted by a significant devaluation of its currency translation rates. This devaluation resulted in impairment charges of $10.5 million and $30.6 million for the years ended December 31, 2016 and 2015, respectively, based on our evaluation of the carrying value associated with our real estate investment, resulting in a decrease of $20.1 million over the comparable period.
Offsetting the year over year loss, foreign exchange losses, net, decreased from $93.7 million for the year ended December 31, 2015 to $30.6 million for the year ended December 31, 2016. This decrease was primarily driven by the revaluation of our Venezuela subsidiary which resulted in $51.5 million for the year ended December 31, 2015 compared to $23.5 million for the year ended December 31, 2016. The remaining decrease primarily related to the remeasurement of intercompany transactional exposures denominated in currencies different from the functional currency of the relevant subsidiary.
Provision for income taxes
We recorded a provision for income taxes of $39.8 million for the year ended December 31, 2016, which represents a 45.6% effective tax rate in relation to the income before income taxes of $87.4 million. The effective tax rate for the year ended December 31, 2016 differs from the U.S. Federal statutory rate by 10.6%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $45.6 million, and current year excess tax benefits related to share-based compensation of $13.4 million, which are now required to be reflected in the consolidated statements of operations as a component of the provision for income taxes due to our early adoption of ASU 2016-09 (See Note 4 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K). These adjustments were offset by the pre-tax impairment charges in Venezuela of $68.4 million related to the impairment of operational assets as well as a non-operating real estate investment which had an unfavorable $23.8 million impact on the effective rate as it was nondeductible. In addition, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.6 million, the impact of non-deductible expenses and interest of $11.4 million and the increase in unrecognized tax benefits of $7.1 million.
We recorded a provision for income taxes of $63.3 million for the year ended December 31, 2015, which represents a 39.3% effective tax rate in relation to the income before income taxes of $161.2 million. The effective tax rate for the year ended December 31, 2015 differs from the U.S. Federal statutory rate by 4.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $41.4 million. These adjustments were offset by the pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was nondeductible, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $34.4 million, and the impact of non-deductible expenses and interest of $10.4 million.

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
Interest expense, net
Interest expense, net decreased $21.2 million, or 9.7%, to $196.5 million for the year ended December 31, 2015 compared to $217.7 million for the year ended December 31, 2014. Interest expense, net for the year ended December 31, 2015 reflects a full year of interest expense after refinancing our 2020 Term Loans in February of 2014 resulting in a benefit of $2.1 million compared to 2014. Additionally, the year ended December 31, 2015 included a full year of the impact of the 25 basis point step-down in interest rates on our 2020 Term Loans resulting from a reduction in our leverage ratio, as well as reductions in principal balances throughout 2014 and 2015. Further contributing to the decrease in interest expense over the comparable periods was a decrease of $3.3 million in losses on an interest rate cap on our 2020 Euro Term Loan as well as the impacts of the weakening Euro against the U.S. dollar on our Euro borrowings.
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
Provision for income taxes
We recorded a provision for income taxes of $63.3 million for the year ended December 31, 2015, which represents a 39.3% effective tax rate in relation to the income before income taxes of $161.2 million. The effective tax rate for the year ended December 31, 2015 differs from the U.S. Federal statutory rate by 4.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $41.4 million. These adjustments were offset by the pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was nondeductible, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $34.4 million, and the impact of non-deductible expenses and interest of $10.4 million.
We recorded a provision for income taxes of $2.1 million for the year ended December 31, 2014, which represents a 5.7% effective tax rate in relation to the income before income taxes of $36.8 million. The effective tax rate for the year ended December 31, 2014 differs from the U.S. Federal statutory rate by 29.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $46.7 million, and unrecognized tax benefit adjustments primarily related to acquisition tax matters of $44.0 million. These adjustments were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $44.4 million and non-deductible expenses and interest of $29.6 million.

SEGMENT RESULTS
Year ended December 31, 2016 compared to the year ended December 31, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Year Ended December 31,
(In millions)	2016	2015
Net Sales
Performance Coatings	$2,403.2	$2,385.1
Transportation Coatings	1,670.3	1,702.1
Total	$4,073.5	$4,087.2
Segment Adjusted EBITDA
Performance Coatings	$554.4	$539.1
Transportation Coatings	352.7	328.1
Total	$907.1	$867.2
Performance Coatings Segment
Net sales increased $18.1 million, or 0.8%, to $2,403.2 million for the year ended December 31, 2016 compared to net sales of $2,385.1 million for the year ended December 31, 2015. The increase in net sales for the year ended December 31, 2016 was a result of higher average selling prices and volumes which contributed 3.8% and 2.8%, respectively. Contributions from price included a stronger product mix which was driven by our North America and Latin America regions. Volume growth in both our refinish and industrial end-markets included a 3.2% benefit from our acquisitions, slightly offset by the negative volume contribution from Latin America. These increases were partially offset by the unfavorable impacts of weakening currencies across all regions, which contributed to a 5.8% reduction in net sales.
Adjusted EBITDA increased $15.3 million, or 2.8%, to $554.4 million for the year ended December 31, 2016 compared to Adjusted EBITDA of $539.1 million for the year ended December 31, 2015. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily driven by higher average selling prices, primarily in our refinish end-market, increases in sales volumes in both end-markets combined with lower variable costs across all regions and the impacts related to our recent acquisitions. Offsetting this increase were unfavorable impacts of currency exchange across all regions, due mainly to the weakening of certain currencies within Latin America compared to the U.S. dollar.
Transportation Coatings Segment
Net sales decreased $31.8 million, or 1.9%, to $1,670.3 million for the year ended December 31, 2016 compared to net sales of $1,702.1 million for the year ended December 31, 2015. The decrease in net sales for the year ended December 31, 2016 was primarily driven by unfavorable impacts of weakening currencies across all regions, which contributed to a 3.0% reduction in net sales. Offsetting the decline in net sales was a 1.0% increase in average selling prices primarily driven by Latin America. Volume of 0.1% was driven by strong performances in North America and Asia, including a 0.7% impact from acquisitions, which was largely offset by weaker volumes in Latin America.
Adjusted EBITDA increased $24.6 million, or 7.5%, to $352.7 million for the year ended December 31, 2016 compared to Adjusted EBITDA of $328.1 million for the year ended December 31, 2015. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily driven by higher average selling prices and lower variable costs. This increase was partially offset by higher operating costs combined with the unfavorable impacts of the weakening of certain currencies within Latin America compared to the U.S. dollar.

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
At December 31, 2016, availability under the Revolving Credit Facility was $378.7 million, net of $21.3 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At December 31, 2016, we had $7.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.8 million.

We or our affiliates, at any time and from time to time, may purchase shares of our common stock, the New Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 0.5% and 2.7% of the consolidated cash and cash equivalents as of December 31, 2016 and 2015, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Years ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by (used for):
Operating activities:
Net income	$47.6	$97.9	$34.7
Depreciation and amortization	322.1	307.7	308.7
Amortization of financing costs and original issue discount	17.8	20.6	21.0
Debt extinguishment	97.6	2.5	6.1
Deferred income taxes	(14.2)	(5.0)	(38.2)
Realized and unrealized foreign exchange losses, net	35.5	93.7	75.1
Stock-based compensation	41.1	30.2	8.0
Asset impairments	68.4	30.6	—
Other non-cash items	(1.9)	12.5	(25.3)
Net income adjusted for non-cash items	614.0	590.7	390.1
Changes in operating assets and liabilities	(54.7)	(180.9)	(138.7)
Operating activities	559.3	409.8	251.4
Investing activities	(257.0)	(166.2)	(173.8)
Financing activities	(232.6)	(84.7)	(123.2)
Effect of exchange rate changes on cash	(19.3)	(58.0)	(26.9)
Net increase (decrease) in cash	$50.4	$100.9	$(72.5)
Year Ended December 31, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $559.3 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $614.0 million. This was partially offset by net increases in operating assets and liabilities of $54.7 million. The most significant drivers were increases in accounts receivables and other assets of $132.3 million primarily due to the seasonal timing of net sales and upfront customer payments, offset by net increases in current and non-current liabilities of $79.3 million primarily related to cost savings initiatives and timing of operating activities, which includes increases in accounts payable of $32.3 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2016 was $257.0 million. This use was substantially driven by purchases of property, plant and equipment of $136.2 million, business acquisitions of $114.8 million (net of cash acquired), and $6.0 million of other investing activities that includes $3.9 million of asset acquisitions.

Net Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2016 was $232.6 million. This use was driven by payments of $1,755.7 million relating to the redemption of our 2021 Dollar and Euro Senior Notes, the net paydown and early repayments of our 2020 Term Loans, and quarterly principal payments as required under the Credit Agreement. These payments were offset by proceeds of $1,604.3 million relating to the issuance of our new 2024 Dollar and Euro Senior Notes and our new 2025 Euro Senior Notes, as well as the increase in principal on our 2023 Euro Term Loans as a part of the refinancing. The issuance and refinancing of our new indebtedness required us to pay financing costs of $86.3 million, which included a premium for early redemption of our 2021 Dollar and Euro Senior Notes of $56.6 million.
In addition, we had cash received from stock options exercised for $16.7 million, which is offset by repayments of short-term borrowings of $8.6 million, dividends paid to noncontrolling interests of $3.0 million, and $0.2 million of other financing activities.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2016 were $19.3 million primarily driven by the impacts on cash resulting from the weakening of our translation rates compared to the U.S. dollar for our Venezuelan subsidiary which contributed $14.0 million.
Year Ended December 31, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was $409.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $590.7 million. This was partially offset by net increases in operating assets and liabilities of $180.9 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $126.7 million due primarily to the mix of credit terms which drove an increase in days sales outstanding and increased inventory builds of $35.2 million to support ongoing operational demands. Cash flows associated with accounts payable and other liabilities of $29.1 million related to payments of normal operating activities incurred in 2014 and paid during 2015.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2015 was $166.2 million. This use was primarily driven by purchases of property, plant and equipment of $138.1 million and acquisitions of $29.6 million (net of cash received).
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2015 was $84.7 million. The change was primarily driven by repayment of term loans of $127.3 million. These payments were comprised of a $100.0 million prepayment on our 2020 Dollar Term Loans made during the year ended December 31, 2015, along with $27.3 million of quarterly principal repayments as required under the Credit Agreement. In addition to these payments, we also paid dividends to non-controlling interests of $4.7 million. Offsetting these payments were cash received from stock option exercises for $62.4 million, and proceeds received from short-term borrowings during the period of $2.0 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2015 were $58.0 million primarily driven by the impacts on cash resulting from the weakening of our translation rates compared to the U.S. dollar for our Venezuelan subsidiary which contributed $37.4 million.
Year ended December 31, 2014
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

Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2014 was $173.8 million. This use was driven primarily by purchases of property, plant and equipment of $188.4 million and the purchase of increased ownership in a majority owned joint venture of $6.5 million, partially offset by $21.3 million of proceeds from sales of assets. Purchases of property, plant and equipment includes approximately $74.8 million associated with our transition-related capital projects including our information technology systems and finalization of our transition of our global office relocations.
Net Cash Provided by Financing Activities
Net cash used for financing activities for the year ended December 31, 2014 was $123.2 million. The change was primarily driven by repayments of term loans of $121.1 million. These payments were comprised of a $100.0 million prepayment on our 2020 Dollar Term Loans made during the year ended December 31, 2014, along with $21.1 million of quarterly principal repayments as required under the Credit Agreement. In addition, we repaid short-term borrowings of $33.8 million partially offset by proceeds received from short-term borrowing during the period of $30.7 million. During the year ended December 31, 2014, we paid $3.0 million in fees related to the amendment of the Senior Secured Credit Facilities. We received $2.5 million through the sale of common shares during the year ended December 31, 2014. We also received $3.0 million related to the exercise of stock options. Dividends paid to noncontrolling interests totaled $2.2 million for the year ended December 31, 2014.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2014 were $26.9 million driven by the impacts on cash resulting from the weakening of our translation rates compared to the U.S. dollar for our various foreign subsidiaries.
Financial Condition
We had cash and cash equivalents at December 31, 2016 and 2015 of $535.4 million and $485.0 million, respectively. Of these balances, $366.7 million and $372.6 million were maintained in non-U.S. jurisdictions as of December 31, 2016 and 2015, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

	December 31,
(In millions)	2016	2015
2020 Dollar Term Loans	$—	$2,042.5
2020 Euro Term Loans	—	428.0
2023 Dollar Term Loans	1,545.0	—
2023 Euro Term Loans	417.6	—
2021 Dollar Senior Notes	—	750.0
2021 Euro Senior Notes	—	274.4
2024 Dollar Senior Notes	500.0	—
2024 Euro Senior Notes	349.7	—
2025 Euro Senior Notes	469.8	—
Short-term and other borrowings	39.8	26.5
Unamortized original issue discount	(10.0)	(14.0)
Deferred financing costs, net	(48.0)	(65.9)
	$3,263.9	$3,441.5
Less:
Short term borrowings	$8.3	$22.7
Current portion of long-term borrowings	19.6	27.4
Long-term debt	$3,236.0	$3,391.4
Our indebtedness, including the Senior Secured Credit Facilities, 2021 Senior Notes and New Senior Notes, are more fully described in Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At December 31, 2016 and 2015, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $378.7 million and $375.1 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
The following tables detail our borrowings outstanding and the associated interest expense, including amortization of debt issuance costs and debt discounts, and average effective interest rates for such borrowings for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31, 2016
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$1,962.6	4.4%	$100.3
Revolving Credit Facility	—	N/A	3.0
Senior Notes	1,319.5	6.1%	69.9
Short-term and other borrowings	39.8	Various	5.0
Total	$3,321.9		$178.2

	Year Ended December 31, 2015
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,470.5	4.6%	$112.7
Revolving Credit Facility	—	N/A	3.9
Senior Notes	1,024.4	7.4%	75.4
Short-term and other borrowings	26.5	Various	1.2
Total	$3,521.4		$193.2

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016:

	Contractual Obligations Due In:
(In millions)	Total	2017	2018-2019	2020-2021	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
2023 Dollar Term Loans	$1,545.0	$15.5	$30.9	$30.9	$1,467.7
2023 Euro Term Loans	417.6	4.2	8.4	8.4	396.6
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	349.7	—	—	—	349.7
2025 Euro Senior Notes	469.8	—	—	—	469.8
Other borrowings (2)	10.8	8.2	1.6	0.5	0.5
Interest payments (3)	854.3	127.0	252.0	248.6	226.7
Sale-leaseback financing (4)	27.4	1.0	3.4	3.4	19.6
Operating leases	215.6	37.7	53.2	33.8	90.9
Pension contributions (5)	12.8	12.8	—	—	—
Purchase obligations (6)	198.9	61.2	117.6	7.3	12.8
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$4,601.9	$267.6	$467.1	$332.9	$3,534.3

(1)
During the year ended December 31, 2016 we refinanced our 2021 Dollar Senior Notes with 2024 Senior Notes and our 2021 Euro Senior Notes with our 2025 Senior Notes and refinanced our 2020 Dollar Term Loans and 2020 Euro Term Loans with 2023 Dollar Term Loans and 2023 Euro Term Loans (see Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). This resulted in a significant increase in our obligations for the years thereafter 2021. Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)
Other borrowings excludes debt associated with a lease treated as indebtedness, discussed within end-note 4, below, and a build-to-suit lease arrangement, as these amounts do not reflect the contractual cash obligations of the Company.

(3)
Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our New Dollar Term Loans, New Euro Term Loans and the New Senior Notes. Future interest payments assume December 31, 2016 interest rates will prevail throughout all future periods. Represents the timing of interest accruals. Actual interest payments and repayment amounts may change.

(4)
During the year ended December 31, 2016 we began treating one of our leases as a sale-leaseback financing obligation, which was previously treated as a build-to-suit lease (discussed further at Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The cash rental costs to be paid over the term of the lease are reflected within the table above.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2017; however, the amount of any contributions are dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2017.

(6)
During the year ended December 31, 2016 we completed two business acquisitions, which required certain commitments, including to fund the remaining purchase price, acquire remaining interests and pay contingent consideration. At December 31, 2016 we are committed to pay $3.9 million during the year ended 2017, and $32.0 million during each of the years ended December 31, 2018 and 2019. Commitments related to contingent consideration arrangements are subject to change based on future performance.

(7)
At December 31, 2016, we had approximately $13.4 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2016.

(In millions)
2017	$27.9
2018	21.3
2019	20.5
2020	20.4
2021	20.3
Thereafter	3,193.8
Total	$3,304.2
Off Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. As of December 31, 2016 and 2015 these off balance sheet arrangements were not material to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Recent Accounting Guidance
See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of results of operations and financial condition are based upon our financial statements. These financial statements have been prepared in accordance with U.S. GAAP unless otherwise noted. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The fair value of the noncontrolling interests, related to the acquired joint venture was estimated by applying an income approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions in the valuation of noncontrolling interest included a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests.
The fair value of the contingent consideration liabilities were estimated by applying an income approach using the Black-Scholes option pricing model. The fair value measurements are based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions in the valuation of contingent consideration liabilities included discount rates, expected terms, volatility rates and operating results as applicable based on the targets identified in the respective acquisition agreements.
The results of operations for businesses acquired are included in the financial statements from the date of the acquisition.
See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on the related accounting.
Asset Impairments
Factors that could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Part I, Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K.
Goodwill and indefinite-lived intangible assets
As discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually as of October 1st. We initially test goodwill and indefinite-lived intangible assets for impairment by performing a qualitative evaluation. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair values of a reporting unit or asset is less than the respective carrying amounts, including goodwill when testing goodwill for impairment. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required. We may elect to bypass this qualitative assessment for some or all of our reporting units and indefinite-lived intangible assets and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value.
For the 2016 impairment tests of our goodwill and indefinite-lived intangible assets, management concluded that the carrying values equaled or exceeded the respective fair values and no impairments existed.
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
Goodwill is allocated to, and evaluated for impairment at, the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two operating segments - Performance Coatings and Transportation Coatings - that also serve as our reportable segments. We have goodwill allocated to four of our five reporting units. At December 31, 2016, our $961.0 million in total goodwill is allocated to reportable segments as follows: $886.5 million in Performance Coatings and $74.5 million in Transportation Coatings.
Other intangible assets
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 2 to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. Once these assets are fully amortized, they are removed from the balance sheet.

The in-process research and development projects we acquired in conjunction with the Acquisition are considered indefinite-lived intangible assets until the abandonment or completion of the associated research and development efforts. Upon completion of the research and development process, the carrying values of acquired in process research and development projects are reclassified as definite-lived assets and are amortized over their useful lives. If the project is abandoned, we record the write-off as a loss in the statement of operations.
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
We evaluated the impacts to our Venezuelan operations caused by the volatility of the economic conditions in Venezuela including the weakening of the Venezuelan bolivar and general uncertainty in the political environment.  During the fourth quarter of 2016, we concluded an impairment indicator existed and performed a formal recovery test on our long-lived assets resulting in an impairment to our long-lived assets of $57.9 million for the year ended December 31, 2016, comprised of a $49.3 million write-down to customer relationship intangibles and an $8.6 million write-down to the net book value of our property, plant and equipment.
The outcome of future changes in economic and political conditions within Venezuela could have a material impact on (1) our ability to predict the impacts of future sustained price increases, (2) timing of changes to inflation or exchange rates and (3) impacts on liquidity and demand from our customers. Changes in any of these assumptions may result in reductions to the estimated future cash flows of our Venezuelan subsidiary resulting in the potential further impairment to the carrying amount of the long-lived assets. Such impairment charges could materially impact our results of operations in future periods.
See Note 26 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on Venezuela operations.
Stock-Based Compensation
Compensation expense related to service-based, non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Black-Scholes option pricing model and is being recognized as compensation expense over the service period utilizing graded vesting attribution method.
Compensation expense related to the restricted stock awards and restricted stock units is equal to the grant-date fair value of the awards determined by the closing share price on the date of the grant. The related expense is being recognized as compensation expense over the service period utilizing the graded vesting attribution method.
Compensation expense related to performance stock awards and performance share units is equivalent to the grant-date fair value of the awards determined using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards. These awards are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group. Each award covers a three-year performance cycle with a three-year service period vesting requirement. Awards will cliff vest upon meeting the applicable TSR thresholds and the three-year service requirement. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives. TSR relative to peers is considered a market condition under applicable authoritative guidance. The related expense is being recognized as compensation expense over the service period utilizing the graded vesting attribution method.
We recognize compensation expense net of forfeitures, which we have elected to record at the time of occurrence.
The fair value of non-qualified stock options granted from 2014 through 2016 and the respective principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Key Assumptions	2016 Grants	2015 Grants	2014 Grants
Expected Term	6.00 years	6.00 years	7.81 years
Volatility	21.63%	22.19%	28.28%
Dividend Yield	—%	—%	—%
Discount Rate	1.45%	1.79%	2.21%
Fair Value of Options Per Share	$5.68 - $6.95	$6.27 - $8.88	$1.51 - $3.01

To estimate the expected stock option term for the $5.92 and $7.21 stock options referred to in Note 10 to the consolidated financial statements, we used the simplified method, as the options strike price equaled the grant date fair value, we were a privately-held company at the grant date and we had no exercise history. Based upon this simplified method, the $5.92 and $7.21 per share stock options have an expected term of 6.5 years. The strike price for the $8.88 and $11.84 per share tranches of options exceeded the fair value at the grant date, which required the use of an estimate of an implicitly longer holding period, resulting in the term of 8.25 years.
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
Awards issued subsequent to our IPO have been, and will continue to be, valued based on the closing market price of the shares on the date of the grant.
See Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock based compensation.
Retirement Benefits
The amounts recognized in the audited financial statements related to pension and other long-term employee benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized and obligations recorded in future periods.

For the majority of our defined benefit pension obligations, we utilize prevailing long-term high quality corporate bond indices applicable to the respective country at each measurement date. In countries where established corporate bond markets do not exist, we utilize other index movement and duration analysis to determine discount rates. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The estimated impact of a 100 basis point increase of the discount rate to the net periodic benefit cost for 2017 would result in an increase of $0.4 million, while the impact of a 100 basis point decrease of the discount rate would result in an increase of approximately $0.2 million. The estimated impact of a 100 basis point increase of the expected return on asset assumption on the net periodic benefit cost for 2016 would result in a decrease of approximately $2.1 million, while the impact of a 100 basis point decrease would result in an increase of $2.1 million.
Income taxes
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
At December 31, 2016, we had a net deferred tax asset balance of $153.9 million, after valuation allowances of $135.4 million. At December 31, 2015, we had a net deferred tax asset balance of $124.6 million, after valuation allowances of $127.8 million. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, interest and tax credit carryforwards. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company must generate approximately $384.5 million of taxable income to fully realize its consolidated net deferred tax assets as of December 31, 2016.
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Of our net deferred tax asset balance as of December 31, 2016, $234.9 million relates to our operations within the U.S. In instances where we are in a three-year cumulative loss, including the U.S., we assess all positive and negative factors including any potential aberrational items which may be included within our taxable results. The aberrational items which have impacted our results include transition-related costs associated with the separation from our Predecessor coupled with significant taxable losses associated with the exercises of pre-IPO stock options that were deep in the money at the time they were exercised, as well as debt extinguishment and refinancing related costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgements and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. At December 31, 2016 and 2015 deferred income taxes of approximately $5.8 million and $6.3 million have been provided on such subsidiary earnings, respectively. At December 31, 2016, and 2015, we have not recorded a deferred tax liability related to withholding taxes of approximately $3.0 million and $1.4 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2016 and 2015, the Company had gross unrecognized tax benefits for both domestic and foreign operations of $12.3 million and $4.7 million, respectively.
See Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.

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
We account for interest rate swaps related to our existing long-term borrowings as cash flow hedges. As of December 31, 2016 the fair values of the derivatives are classified as current in the balance sheet based upon the maturity of the underlying derivative in 2017. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The ineffective portions of the changes in fair values of the derivatives are recorded in interest expense in the period ineffectiveness is determined.
If no hedging relationship is designated, derivatives are marked to market through the statement of operations. Cash flows from derivatives are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
See Note 23 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our derivatives and hedging instruments.
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
For more information on these matters, see Note 8 and Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn and to the extent that the Eurocurrency Rate (as defined in the credit agreement governing the Senior Secured Credit Facilities) is in excess of the floor rate of the Senior Secured Credit Facilities) would have an annual impact of a benefit of approximately $1.0 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes.
During the year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to our variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps qualified and were designated as cash flow hedges. The interest rate swaps are in place through September 2017. In addition to interest rate swaps, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loans that mature on September 29, 2017. The interest rate cap is not designated as a hedging instrument. As such, the changes in fair value of the interest rate cap are recorded in interest expense in the current period.
As discussed in Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we took additional measures to reduce our cost of borrowing by entering into amendments to the Senior Secured Credit Facilities during the three years ended December 31, 2014 through 2016. The re-pricing enacted pursuant to the amendment reduced the margin applicable to our cost of borrowing on our Dollar Term Loans from 3.5% to 2.5% for Eurocurrency Rate Loans and from 2.5% to 1.5% for Base Rate Loans and our cost of borrowing under the Euro Term Loan facility from 4.0% to 2.25%. Prior to the Fourth Amendment, there was a provision for an additional reduction of these rates by 25 basis points if the Total Net Leverage Ratio was less than or equal to 4.50:1.00. The Fourth Amendment does not include this provision. In addition, the LIBOR floor on each term loan was reduced from 1.00% to .75% and the base rate floor on the Dollar Term Loan facility was reduced from 2.25% to 1.75%.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. dollar. The majority of our net sales for the years ended December 31, 2016, 2015 and 2014 were from operations outside the United States. At December 31, 2016, 2015 and 2014, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $59.5 million, $164.3 million and $101.1 million, respectively. A hypothetical 10% increase in the value of the US dollar relative to all foreign currencies would have increased the cumulative translation loss by $7.1 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, especially in Latin America, which has historically been subject to considerable foreign currency exchange rate volatility, especially in Venezuela. See further discussion in Note 26 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Our 2024 and 2025 Euro Senior Notes and the Euro Term Loans are denominated in Euro. As a result, movements in the Euro exchange rate in relation to the U.S. dollar could cause the amount of Euro Senior Notes and Euro Term Loans borrowings to fluctuate, impacting our future profitability and cash flows.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Axalta Coating Systems Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes and stock based compensation.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2017

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$4,073.5	$4,087.2	$4,361.7
Other revenue	23.9	26.1	29.8
Total revenue	4,097.4	4,113.3	4,391.5
Cost of goods sold	2,527.6	2,597.3	2,897.2
Selling, general and administrative expenses	962.5	914.8	991.5
Venezuela asset impairment	57.9	—	—
Research and development expenses	57.7	51.6	49.5
Amortization of acquired intangibles	83.4	80.7	83.8
Income from operations	408.3	468.9	369.5
Interest expense, net	178.2	196.5	217.7
Other expense, net	142.7	111.2	115.0
Income before income taxes	87.4	161.2	36.8
Provision for income taxes	39.8	63.3	2.1
Net income	47.6	97.9	34.7
Less: Net income attributable to noncontrolling interests	5.8	4.2	7.3
Net income attributable to controlling interests	$41.8	$93.7	$27.4
Basic net income per share	$0.18	$0.40	$0.12
Diluted net income per share	$0.17	$0.39	$0.12
Basic weighted average shares outstanding	238.1	233.8	229.3
Diluted weighted average shares outstanding	244.4	239.7	230.3

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$47.6	$97.9	$34.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(59.5)	(164.3)	(101.1)
Unrealized gain on securities	0.3	0.3	0.7
Unrealized gain (loss) on derivatives	2.0	(5.5)	(4.6)
Unrealized loss on pension and other benefit plan obligations	(28.9)	(2.2)	(55.6)
Other comprehensive loss, before tax	(86.1)	(171.7)	(160.6)
Income tax benefit related to items of other comprehensive income	4.9	2.1	18.6
Other comprehensive loss, net of tax	(81.2)	(169.6)	(142.0)
Comprehensive loss	(33.6)	(71.7)	(107.3)
Less: Comprehensive income attributable to noncontrolling interests	5.7	0.6	2.6
Comprehensive loss attributable to controlling interests	$(39.3)	$(72.3)	$(109.9)

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$535.4	$485.0
Restricted cash	2.7	2.7
Accounts and notes receivable, net	801.9	765.8
Inventories	529.7	530.7
Prepaid expenses and other	50.3	63.6
Total current assets	1,920.0	1,847.8
Property, plant and equipment, net	1,315.7	1,382.9
Goodwill	961.0	928.2
Identifiable intangibles, net	1,130.3	1,191.6
Other assets	527.8	479.6
Total assets	$5,854.8	$5,830.1
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$474.2	$454.7
Current portion of borrowings	27.9	50.1
Other accrued liabilities	417.6	370.2
Total current liabilities	919.7	875.0
Long-term borrowings	3,236.0	3,391.4
Accrued pensions and other long-term employee benefits	249.1	252.3
Deferred income taxes	160.2	148.0
Other liabilities	32.2	22.2
Total liabilities	4,597.2	4,688.9
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 240.5 and 237.9 shares issued and outstanding at December 31, 2016 and 2015, respectively	239.3	237.0
Capital in excess of par	1,294.3	1,238.8
Accumulated deficit	(47.1)	(132.8)
Accumulated other comprehensive loss	(350.4)	(269.3)
Total Axalta shareholders’ equity	1,136.1	1,073.7
Noncontrolling interests	121.5	67.5
Total shareholders’ equity	1,257.6	1,141.2
Total liabilities and shareholders’ equity	$5,854.8	$5,830.1

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity
(In millions)

	Common Shares	Capital In Excess Of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance December 31, 2013	$229.1	$1,133.7	$(253.9)	$34.0	$68.9	$1,211.8
Comprehensive income (loss):
Net income	—	—	27.4	—	7.3	34.7
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.7	—	0.7
Net realized and unrealized loss on derivatives, net of tax of $1.7	—	—	—	(2.9)	—	(2.9)
Long-term employee benefit plans, net of tax of $16.9	—	—	—	(38.7)	—	(38.7)
Foreign currency translation, net of tax of $0.0 million	—	—	—	(96.4)	(4.7)	(101.1)
Total comprehensive income (loss)	—	—	27.4	(137.3)	2.6	(107.3)
Equity contributions	0.3	2.2	—	—	—	2.5
Recognition of stock-based compensation	—	8.0	—	—	—	8.0
Exercises of stock options and associated tax benefits	0.4	2.6	—	—	—	3.0
Noncontrolling interests of acquired subsidiaries	—	(1.8)	—	—	(2.0)	(3.8)
Dividends declared to noncontrolling interests	—	—	—	—	(2.2)	(2.2)
Balance December 31, 2014	$229.8	$1,144.7	$(226.5)	$(103.3)	$67.3	$1,112.0
Comprehensive income (loss):
Net income	—	—	93.7	—	4.2	97.9
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.3	—	0.3
Net realized and unrealized loss on derivatives, net of tax of $2.1	—	—	—	(3.4)	—	(3.4)
Long-term employee benefit plans, net of tax of $0.0	—	—	—	(2.2)	—	(2.2)
Foreign currency translation, net of tax of $0.0 million	—	—	—	(160.7)	(3.6)	(164.3)
Total comprehensive income (loss)	—	—	93.7	(166.0)	0.6	(71.7)
Recognition of stock-based compensation	—	30.2	—	—	—	30.2
Exercises of stock options and associated tax benefits	7.2	63.9	—	—	—	71.1
Noncontrolling interests of acquired subsidiaries	—	—	—	—	4.3	4.3
Dividends declared to noncontrolling interests	—	—	—	—	(4.7)	(4.7)
Balance December 31, 2015	$237.0	$1,238.8	$(132.8)	$(269.3)	$67.5	$1,141.2
Comprehensive income (loss):
Net income	—	—	41.8	—	5.8	47.6
Net unrealized gain on securities, net of tax of $0.0	—	—	—	0.3	—	0.3
Net realized and unrealized gain on derivatives, net of tax of $0.8	—	—	—	1.2	—	1.2
Long-term employee benefit plans, net of tax benefit of $5.7	—	—	—	(23.2)	—	(23.2)
Foreign currency translation, net of tax of $0.0 million	—	—	—	(59.4)	(0.1)	(59.5)
Total comprehensive income (loss)	—	—	41.8	(81.1)	5.7	(33.6)
Cumulative effect of an accounting change (Note 4)	—	—	43.9	—	—	43.9
Recognition of stock-based compensation	—	41.1	—	—	—	41.1
Exercises of stock options and vesting of restricted stock	2.3	14.4	—	—	—	16.7
Noncontrolling interests of acquired subsidiaries	—	—	—	—	51.3	51.3
Dividends declared to noncontrolling interests	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2016	$239.3	$1,294.3	$(47.1)	$(350.4)	$121.5	$1,257.6
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$47.6	$97.9	$34.7
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	322.1	307.7	308.7
Amortization of financing costs and original issue discount	17.8	20.6	21.0
Debt extinguishment and refinancing related costs	97.6	2.5	6.1
Deferred income taxes	(14.2)	(5.0)	(38.2)
Realized and unrealized foreign exchange losses, net	35.5	93.7	75.1
Stock-based compensation	41.1	30.2	8.0
Asset impairments	68.4	30.6	—
Other non-cash, net	(1.9)	12.5	(25.3)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(67.8)	(61.1)	(40.2)
Inventories	(1.7)	(35.2)	(24.7)
Prepaid expenses and other	(64.5)	(65.6)	(54.1)
Accounts payable	32.3	(6.7)	53.6
Other accrued liabilities	54.0	10.1	(54.8)
Other liabilities	(7.0)	(22.4)	(18.5)
Cash provided by operating activities	559.3	409.8	251.4
Investing activities:
Business acquisitions (net of cash acquired)	(114.8)	(29.6)	—
Purchase of property, plant and equipment	(136.2)	(138.1)	(188.4)
Proceeds from sale of a business	—	—	17.5
Other investing activities	(6.0)	1.5	(2.9)
Cash used for investing activities	(257.0)	(166.2)	(173.8)
Financing activities:
Proceeds from short-term borrowings	0.2	2.0	30.7
Proceeds from long-term borrowings	1,604.3	—	0.7
Payments on short-term borrowings	(8.6)	(16.9)	(33.8)
Payments on long-term borrowings	(1,755.7)	(127.3)	(121.1)
Refinancing related costs	(86.3)	—	(3.0)
Dividends paid to noncontrolling interests	(3.0)	(4.7)	(2.2)
Proceeds from option exercises	16.7	62.4	3.0
Other financing activities	(0.2)	(0.2)	2.5
Cash used for financing activities	(232.6)	(84.7)	(123.2)
Increase (decrease) in cash and cash equivalents	69.7	158.9	(45.6)
Effect of exchange rate changes on cash	(19.3)	(58.0)	(26.9)
Cash at beginning of period	487.7	386.8	459.3
Cash at end of period	$538.1	$487.7	$386.8

Cash at end of period reconciliation:
Cash and cash equivalents	$535.4	$485.0	$382.1
Restricted cash	2.7	2.7	4.7
Cash at end of period	$538.1	$487.7	$386.8

Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$169.4	$172.5	$192.0
Income taxes, net of refunds	39.2	52.4	57.0
Non-cash investing activities:
Accrued capital expenditures	$28.7	$33.8	$29.4

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
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
Axalta is a holding company with no business operations or assets other than primarily cash and cash equivalents and 100% of the ownership interest of Axalta Coating Systems Luxembourg Top S.à r.l. (formerly Axalta Coating Systems Dutch Co. Top Coöperatief U.A.), which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings A B.V. ("Dutch A B.V."), which itself is a holding company with no operations or assets other than 100% of the capital stock of Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B B.V."). Dutch B B.V., together with its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings"), are co-borrowers under the Senior Secured Credit Facilities and the Revolving Credit Facility (each as defined below). Dutch B B.V., is also an issuer of and a guarantor of the New Senior Notes and Axalta Coating Systems, LLC is an issuer of the 2024 Senior Notes. Our global operations are conducted by indirect wholly-owned subsidiaries and indirect majority-owned subsidiaries.
We are a leading global manufacturer, marketer and distributor of high performance coatings products primarily serving the transportation industry. We have an approximately 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service.
The Carlyle Offerings
In November 2014, we priced our initial public offering ("IPO") in which certain selling shareholders affiliated with Carlyle sold 57,500,000 common shares at a price of $19.50 per share.
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
(2)     BASIS OF PRESENTATION OF THE CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated balance sheets of Axalta at December 31, 2016 and 2015 and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2016, 2015 and 2014 included herein are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta. All intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included herein the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The annual audited consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of Axalta and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. The estimates and assumptions include, but are not limited to, receivable and inventory valuations, fixed asset valuations, valuations of goodwill and identifiable intangible assets, including analysis of impairment, valuations of long-term employee benefit obligations, income taxes, environmental matters, litigation, stock-based compensation, restructuring, and allocations of costs. Our estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. Actual results could differ materially from those estimates.
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill. Included in the determination of the purchase price is the fair value of contingent consideration, if applicable, based on the terms and applicable targets described within the acquisition agreements (e.g., projected revenues or EBITDA). Subsequent to the acquisition date, the fair value of the liability, if determined to be payable in cash, is revalued at each balance sheet date with adjustments recorded within earnings.
The determination of the fair value of assets acquired, liabilities assumed, and noncontrolling interests involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, we consult with external advisors to help determine fair value. For non-observable market values determined using Level 3 assumptions, we determine fair value using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods).
We included the results of operations from the acquisition date in the financial statements for all businesses acquired.
Principles of Consolidation
The consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which Axalta, directly or indirectly, owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, Axalta’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statements of operations and our share of these companies’ stockholders’ equity is included in the accompanying consolidated balance sheet.
We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated financial statements.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

We incur up-front costs in order to obtain contracts with certain customers, referred to as Business Incentive Plan assets ("BIPs"). We capitalized these up-front costs as a component of other assets and amortize the related amounts over the estimated life of the contract as a reduction of net sales. The Company receives volume commitments and/or sole supplier status from its customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life.
The termination clauses in these contractual arrangements include standard clawback provisions that enable the Company to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract.  As of December 31, 2016 and 2015, $170.8 million and $147.3 million, respectively, were deferred within other assets on the consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, $53.5 million, $50.6 million and $43.0 million, respectively, were recorded as reductions of net sales in the consolidated statement of operations.
We include the amounts billed to customers for shipping and handling fees in net sales and costs incurred for the delivery of goods as cost of goods sold in the statement of operations.
Recognition for licensing and royalty income occurs in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments considered readily convertible to known amounts of cash within three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments. Cash balances may exceed government insured limits in certain jurisdictions.
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
Cash flows from derivatives are recognized in the consolidated statements of cash flows in a manner consistent with the underlying transactions.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Inventories
Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include:

•	raw materials,

•	direct labor, and

•	manufacturing and indirect overhead.
Stores and supplies are valued at the lower of cost or net realizable value; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.
Property, Plant and Equipment
Property, plant and equipment acquired in an acquisition are recorded at fair value as of the acquisition date and are depreciated over the estimated useful life using the straight-line method. Subsequent additions to property, plant and equipment, including the fair value of any asset retirement obligations upon initial recognition of the liability, are recorded at cost and are depreciated over the estimated useful life using the straight-line method. See Note 17 for a range of estimated useful lives used for each property, plant and equipment class.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from two to 20 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.
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
Research and Development
Research and development costs incurred in the normal course of business consist primarily of employee-related costs and are expensed as incurred. In process research and development projects acquired in a business combination are recorded as intangible assets at their fair value as of the acquisition date, using Level 3 assumptions. Subsequent costs related to acquired in process research and development projects are expensed as incurred. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. These indefinite-lived intangible assets are tested for impairment consistent with the impairment testing performed on other indefinite-lived intangible assets discussed above. Upon completion of the research and development process, the carrying value of acquired in process research and development projects is reclassified as a finite-lived asset and is amortized over its useful life.
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable and reasonably estimable, or realized. For the years ending December 31, 2016, 2015 and 2014, we have not recognized income associated with recoveries from third parties.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses, interest and tax credit carry forwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Where we do not intend to indefinitely reinvest earnings of our subsidiaries, we provide for income taxes and withholding taxes, where applicable, on unremitted earnings. We do not provide for income taxes on unremitted earnings of our subsidiaries that are intended to be indefinitely reinvested.
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
Foreign Currency Translation
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
Employee Benefits
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The net obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees have earned in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The discount rate used is based upon market indicators in the region (generally, the yield on bonds that are denominated in the currency in which the benefits will be paid) and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method.
Stock-Based Compensation
Our stock-based compensation is comprised of Axalta stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units and are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period. Compensation expense is recorded net of forfeitures, which we elect to record in the period they occur.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and consist of stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(4)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued and Adopted
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows: Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this standard for the year ended December 31, 2016, which increased net cash used in investing activities by $1.9 million and decreased net cash used in investing activities by $4.7 million for the years ended December 31, 2015 and 2014, respectively.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation", which provides various areas of simplification surrounding the accounting for stock-based compensation. This standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Our adoption of this standard for the year ended December 31, 2016 requires us to reflect any reclassifications as of January 1, 2016, the beginning of the fiscal year of adoption.
The new standard resulted in the recognition of excess tax benefits in our provision for income taxes. Upon adoption, this resulted in a cumulative effect of an accounting change reclassification of $43.9 million to accumulated deficit on the balance sheet as of January 1, 2016 with offsetting amounts to non-current deferred tax assets and liabilities on the consolidated balance sheet. It also resulted in a decrease to the tax provision and corresponding increase to net income of $10.8 million for the previously reported nine months ended September 30, 2016. The effect on our dilutive shares is disclosed in Note 27.
We elected to retrospectively apply the changes in presentation to the consolidated statements of cash flows and no longer classify excess tax benefits or employee taxes paid for withheld shares as financing activities, which increased net cash provided by operating activities and decreased net cash used in financing activities by $10.2 million for the year ended December 31, 2015. We also elected to account for forfeitures as they occur prospectively.
The following table summarizes the impact to our consolidated balance sheet, including the net amount charged to retained earnings as of January 1, 2016 as well as the retrospective impacts on our consolidated statement of cash flows:
Consolidated balance sheet

	January 1, 2016
	As Reported	Recasted[1]
Other assets (non-current assets)	$434.2	$393.7
Deferred income taxes (non-current liabilities)	$165.5	$162.1
Accumulated deficit	$(132.8)	$(88.9)
1Recasted financial information does not include the reclassifications addressed within ASU 2015-17 below.
Consolidated statement of cash flows:

	Year ended December 31, 2015
	As Reported	Recasted
Net cash provided by operating activities	$399.6	$409.8
Net cash used for financing activities	$(74.5)	$(84.7)
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this standard for the year ended December 31, 2016 and elected to apply the amendments retrospectively. The adoption did not have any impact on the Company's results of operations, cash flows or net assets.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table summarizes the impact to our consolidated balance sheet at December 31, 2015:

	December 31, 2015
	As Reported	Recasted
Deferred income taxes (current assets)	$69.5	$—
Other assets (non-current assets)	$434.2	$479.6
Deferred income taxes (current liabilities)	$6.6	$—
Deferred income taxes (non-current liabilities)	$165.5	$148.0
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value ("NAV") per Share (or its Equivalent)”, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. However, sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the total fair value of plan assets. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard for the year ended December 31, 2016 and applied this update retrospectively. The adoption of the standard resulted in the investment of certain debt asset backed securities and hedge funds for a combined fair value of $16.2 million being represented outside of the fair value hierarchy schedule at December 31, 2016, within Note 9. There were no retrospective reclassifications required as these investments did not exist at or prior to December 31, 2015.
Accounting Guidance Issued But Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. This standard is not expected to have a material impact on our financial statements unless an impairment indicator is identified on our reporting units.
In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize the assets and liabilities arising from all leases (both finance and operating) on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows. At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," which provides clarification around identifying performance obligations and the treatment of different licensing contracts. Additional standards related to revenue from contracts with customers have been issued during 2016 to provide narrow scope improvements and clarification. During the year ended December 31, 2016, we have continued to assess the potential impact of the revised guidance on our consolidated financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact our accounting and reporting for certain arrangements, including the periods in which we recognize revenue and the potential recording of contract assets for the sale of our products or services. To conclude on these matters, we are involving leadership within our various organizations with specific knowledge of the arrangements to understand the legal, operational and financial matters.
(5)    ACQUISITIONS AND DIVESTITURES
Acquisitions
During the year ended December 31, 2016, we completed multiple acquisitions. Included in these acquisitions were a refinish business based in Southeast Asia, a light-vehicle business specializing in interior coatings based in North America, fifty-one percent controlling interest in an industrial business specializing in coil and spray coatings in North America, and a refinish distributor in Western Europe (together, the "2016 Acquisitions" or combined with immaterial acquisitions completed during 2015 and 2016, the "2016 and 2015 Acquisitions"). Under the terms of the fifty-one percent acquisition, we are committed to purchase the remaining non-controlling interest of the entity in two equal installments in 2018 and 2019. The fair value of the non-controlling interest was $51.3 million as of the acquisition date. The 2016 Acquisitions were accounted for as business combinations and the overall impacts to our consolidated financial statements were not considered material, either individually or in the aggregate, as of and for the year ended December 31, 2016. The total fair value of consideration paid or payable was $126.6 million. Net sales for the 2016 Acquisitions on our consolidated statements of operations for the year ended December 31, 2016 was $50.4 million.
At December 31, 2016, we have not finalized the purchase accounting related to the 2016 Acquisitions and the amounts reflected in our consolidated balance sheet represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
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
(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the year ended December 31, 2016, we completed multiple business acquisitions, see Note 5 for further details on the 2016 Acquisitions. The fair value associated with definite-lived intangible assets from the 2016 Acquisitions was $102.6 million, comprised of $17.7 million in technology, $10.7 million of trademarks, $73.7 million of customer relationships and $0.5 million of non-compete agreements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2015 to December 31, 2016 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2014	$933.6	$67.5	$1,001.1
Goodwill from acquisitions	17.2	0.7	$17.9
Foreign currency translation	(84.7)	(6.1)	$(90.8)
December 31, 2015	$866.1	$62.1	$928.2
Goodwill from acquisitions	64.2	15.5	79.7
Foreign currency translation	(43.8)	(3.1)	(46.9)
December 31, 2016	$886.5	$74.5	$961.0
 Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$417.1	$(153.6)	$263.5	10.2
Trademarks—indefinite-lived	273.2	—	273.2	Indefinite
Trademarks—definite-lived	55.0	(11.4)	43.6	14.8
Customer relationships	672.6	(123.3)	549.3	18.7
Non-compete agreements	2.4	(1.7)	0.7	4.6
Total	$1,420.3	$(290.0)	$1,130.3

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$413.0	$(117.2)	$295.8	10.0
Trademarks—indefinite-lived	284.4	—	284.4	Indefinite
Trademarks—definite-lived	45.2	(8.5)	36.7	14.7
Customer relationships	676.1	(102.1)	574.0	19.3
Non-compete agreements	1.9	(1.2)	0.7	4.6
Total	$1,420.6	$(229.0)	$1,191.6
Activity related to in process research and development projects for the years ended December 31, 2015 and 2016:

In Process Research and Development	Activity
Balance at December 31, 2014	$5.2
Completed	(3.5)
Abandoned	(0.1)
Balance at December 31, 2015	$1.6
Completed	—
Abandoned	—
Foreign currency translation	(0.1)
Balance at December 31, 2016	$1.5

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2017	$80.5
2018	$80.5
2019	$80.5
2020	$80.4
2021	$80.4
(7)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the years ended December 31, 2016, 2015 and 2014 we incurred restructuring costs of $58.5 million, $31.9 million and $8.5 million, respectively. These amounts are recorded within selling, general and administrative expenses in the consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 15 months from the balance sheet date.
The following table summarizes the activity related to the restructuring reserves and expenses for the years ended December 31, 2016, 2015 and 2014:

Balance at December 31, 2013	$98.4
Expense recorded	8.5
Payments made	(51.6)
Foreign currency translation	(6.8)
Balance at December 31, 2014	$48.5
Expense recorded	31.9
Payments made	(33.8)
Foreign currency translation	(5.3)
Balance at December 31, 2015	$41.3
Expense recorded	58.5
Payments made	(31.0)
Foreign currency translation	(2.7)
Balance at December 31, 2016	$66.1

(8)	COMMITMENTS AND CONTINGENCIES
Leases
At December 31, 2016, we have recorded approximately $11.8 million in property, plant and equipment representing our landlord's estimated costs incurred to construct a property under a separate build-to-suit lease arrangement. This lease commenced construction during 2015 with construction expected to be completed during 2017. The construction related to the build-to-suit lease has estimated total costs of approximately $37.9 million.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

During the year ended December 31, 2016, one of our leases previously treated as a build-to-suit lease arrangement completed construction and is now treated as a sale-leaseback financing. The lessor's building costs will be depreciated over an estimated useful life. At December 31, 2016, the net book value of the building was $17.2 million, with a corresponding offset within long-term borrowings. The table below reflects the total cash payments related to the transaction during the rental term as of December 31, 2016:

Sale-leaseback obligations
2017	$1.0
2018	1.7
2019	1.7
2020	1.7
2021	1.7
Thereafter	19.6
Total minimum payments	$27.4
We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreement. Net rental expense under operating leases were $48.0 million, $48.2 million and $61.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, future minimum payments under non-cancelable operating leases were as follows:

Operating Leases
2017	$37.7
2018	31.0
2019	22.2
2020	18.2
2021	15.6
Thereafter	90.9
Total minimum payments	$215.6
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
The potential effects, if any, on the financial statements of Axalta will be recorded in the period in which these matters are probable and estimable.
In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the financial statements of Axalta.
(9)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pension and Other Long-Term Employee Benefits Plans
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with over 85% of the pension benefit obligation within the European region as of December 31, 2016.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Other Long-Term Employee Benefits
We also have certain long-term employee health care and life insurance benefits for certain eligible employees. These programs require retiree contributions based on retiree-selected coverage levels for certain retirees. In conjunction with the plan amendments completed in 2014, these plans are now immaterial to Axalta.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2016 and 2015 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2016 and 2015 for the Company’s defined benefit pension plans:

	Defined Benefits
	Year Ended December 31,
Obligations and Funded Status	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$541.7	$613.1
Service cost	10.7	12.0
Interest cost	15.1	16.9
Participant contributions	1.0	0.9
Actuarial losses (gains), net	57.4	(12.0)
Plan curtailments, settlements and special termination benefits	(2.0)	(4.7)
Benefits paid	(21.8)	(27.4)
Amendments	—	2.7
Currency translation adjustment	(54.5)	(59.8)
Projected benefit obligation at end of year	547.6	541.7
Change in plan assets:
Fair value of plan assets at beginning of year	278.4	294.5
Actual return on plan assets	41.1	6.0
Employer contributions	27.0	31.1
Participant contributions	1.0	0.9
Benefits paid	(21.8)	(27.4)
Settlements	(1.2)	(4.7)
Currency translation adjustment	(35.8)	(22.0)
Fair value of plan assets at end of year	288.7	278.4
Funded status, net	$(258.9)	$(263.3)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$0.3	$0.2
Other accrued liabilities	(10.1)	(11.2)
Accrued pension and other long-term employee benefits	(249.1)	(252.3)
Net amount recognized	$(258.9)	$(263.3)
The projected benefit obligation for other long-term benefit plans was reduced to zero during the year ended December 31, 2015 when the plan was effectively settled from the $0.1 million projected benefit obligation at the beginning of the 2015.
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2016 and 2015. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Year Ended December 31,
	2016	2015
ABO	$516.4	$500.1
Plans with PBO in excess of plan assets:
PBO	$542.6	$537.1
ABO	$511.6	$495.7
Fair value plan assets	$283.4	$273.7
Plans with ABO in excess of plan assets:
PBO	$488.2	$532.0
ABO	$461.3	$492.7
Fair value plan assets	$232.6	$270.3
The pre-tax amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss include the following related to defined benefit plans:

	Year Ended December 31,
	2016	2015
Accumulated net actuarial losses	$(76.6)	$(48.3)
Accumulated prior service credit	0.9	1.5
Total	$(75.7)	$(46.8)
Accumulated net actuarial losses and prior service credits related to other long-term benefit plans were reduced to zero for the year ended December 31, 2015 when the plan was effectively settled.
The accumulated net actuarial losses for pensions relate primarily to differences between the actual net periodic expense and the expected net periodic expense resulting from differences in the significant assumptions, including return on assets, discount rates and compensation trends, used in these estimates. For individual plans in which the accumulated net actuarial losses exceed 10% of the higher of the market value of plan assets or the PBO at the beginning of the year, amortization of such excess has been included in net periodic benefit costs for pension and other long-term employee benefits. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service credit is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.
The estimated pre-tax amounts that are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 for the defined benefit plans is as follows:

2017
Amortization of net actuarial losses	$(1.8)
Amortization of prior service credit	—
Total	$(1.8)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014.

	Defined Benefits
	Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit cost:
Service cost	$10.7	$12.0	$15.4
Interest cost	15.1	16.9	22.9
Expected return on plan assets	(12.6)	(14.6)	(14.8)
Amortization of actuarial (gain) loss, net	0.4	0.4	(0.3)
Amortization of prior service credit	—	(0.1)	—
Curtailment gain	(1.1)	—	(7.3)
Settlement (gain) loss	(0.5)	0.5	0.1
Special termination benefit loss	0.2	—	—
Net periodic benefit cost	12.2	15.1	16.0
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss, net	27.7	(3.4)	60.6
Amortization of actuarial gain (loss), net	(0.4)	(0.4)	0.3
Prior service (credit) cost	—	2.7	(4.3)
Amortization of prior service credit	—	0.1	—
Curtailment gain	1.1	—	7.3
Settlement gain (loss)	0.5	(0.5)	(0.1)
Other adjustments	—	—	(4.9)
Total (gain) loss recognized in other comprehensive (income) loss	28.9	(1.5)	58.9
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$41.1	$13.6	$74.9

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Other Long-Term Employee Benefits
	Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit (gain) cost and amounts recognized in other comprehensive (income) loss:
Net periodic benefit (gain) cost:
Service cost	$—	$—	$0.1
Interest cost	—	—	0.1
Amortization of actuarial loss, net	—	—	0.1
Amortization of prior service credit	—	(3.7)	(1.4)
Settlement loss	—	0.3	—
Net periodic benefit (gain) cost	—	(3.4)	(1.1)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	—	—	(4.6)
Amortization of actuarial gain (loss)	—	—	(0.1)
Amortization of prior service credit	—	3.7	1.4
Settlement loss	—	(0.3)	—
Other adjustments	—	0.3	—
Total (gain) loss recognized in other comprehensive income	—	3.7	(3.3)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$—	$0.3	$(4.4)
Significant Events
During the year ended December 31, 2014, we recorded a curtailment gain of $7.3 million within selling, general and administrative expenses due to an amendment to one of our pension plans. In addition, amendments to our long-term employee benefit plans resulted in increases to accumulated other comprehensive income of $12.0 million at December 31, 2014. These amounts will continue to be recognized in earnings over the remaining future service periods of active participants.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost:

	2016	2015	2014
Pension Benefits
Weighted-average assumptions:
Discount rate to determine benefit obligation	2.52%	3.05%	3.23%
Discount rate to determine net cost	3.05%	3.23%	4.11%
Rate of future compensation increases to determine benefit obligation	3.07%	3.03%	3.57%
Rate of future compensation increases to determine net cost	3.03%	3.57%	3.52%
Rate of return on plan assets to determine net cost	4.75%	5.21%	5.23%

	2016	2015	2014
Other Long-Term Employee Benefits
Weighted-average assumptions:
Discount rate to determine benefit obligation	—	—	1.50%
Discount rate to determine net cost	—	1.50%	4.80%
Rate of future compensation increases to determine benefit obligation	—	—	—
Rate of future compensation increases to determine net cost	—	—	—
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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2017	$25.2
2018	$24.1
2019	$27.5
2020	$25.7
2021	$25.3
2022—2026	$164.2
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued and asset backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Assets measured using NAV a practical expedient, as described in Note 4, include debt asset backed securities and hedge funds. Debt asset backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the net asset values multiplied by the number of shares owned.
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

Asset Category	2016	2015	Target Allocation
Equity securities	30-35%	30-35%	30-35%
Debt securities	35-40%	35-40%	35-40%
Real estate	0-5%	0-5%	0-5%
Other	25-30%	20-25%	25-30%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 3, at December 31, 2016 and 2015, respectively.

	Fair value measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2.8	$2.8	$—	$—
U.S. equity securities	30.7	30.7	—	—
Non-U.S. equity securities	63.9	63.5	0.3	0.1
Debt securities—government issued	60.9	48.0	12.9	—
Debt securities—corporate issued	38.4	31.0	5.3	2.1
Hedge funds	0.2	0.2	—	—
Private market securities	64.4	0.2	0.1	64.1
Real estate investments	11.2	—	—	11.2
Total	$272.5	$176.4	$18.6	$77.5
Debt asset backed securities at NAV	8.8
Hedge funds at NAV	7.4
	$288.7

	Fair value measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2.8	$2.8	$—	$—
U.S. equity securities	23.6	23.6	—	—
Non-U.S. equity securities	70.3	69.8	0.4	0.1
Debt—government issued	64.8	53.0	11.8	—
Debt—corporate issued	44.4	37.7	4.5	2.2
Hedge funds	0.2	0.2	—	—
Private market securities	63.8	0.4	0.1	63.3
Real estate investments	8.5	—	—	8.5
Total	$278.4	$187.5	$16.8	$74.1
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, real estate investments, and other debt and equity investments. The fair values of our insurance contracts are determined based on the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Our real estate investments are primarily comprised of investments in commercial property funds externally valued using third party pricing methodologies, which are not actively traded on public exchanges. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2016 and 2015.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Level 3 assets
	Total	Private market securities	Debt and Equity	Real estate investments
Ending balance at December 31, 2014	$65.8	$63.0	$2.4	$0.4
Realized (loss)	—	—	—	—
Change in unrealized gain	(5.2)	(5.2)	(0.1)	0.1
Purchases, sales, issues and settlements	13.5	5.5	—	8.0
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2015	$74.1	$63.3	$2.3	$8.5
Realized (loss)	—	—	—	—
Change in unrealized gain	1.3	(1.4)	(0.1)	2.8
Purchases, sales, issues and settlements	2.1	2.2	—	(0.1)
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2016	$77.5	$64.1	$2.2	$11.2
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2017, the expected long-term rate of return is 4.73%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2016 we expect to contribute $12.8 million to our defined benefit plans during 2017. No plan assets are expected to be returned to the Company in 2017.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its US and non-US subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $43.3 million, $36.7 million and $35.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(10)    STOCK-BASED COMPENSATION
During the years ended December 31, 2016, 2015 and 2014, we recognized $41.1 million, $30.2 million and $8.0 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the consolidated statements of operations. We recognized a tax benefit on stock-based compensation of $14.0 million, $10.7 million and $2.8 million and for the years ended December 31, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Included in the $30.2 million of stock-based compensation expense recorded during the year ended December 31, 2015 was $8.2 million of stock-based compensation expense attributable to accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan"), as a result of the April 2015 Carlyle Offerings which reduced Carlyle's interest in Axalta to below 50%, triggering a liquidity event (the "Liquidity Event") as defined in the 2013 Plan.
Compensation cost is recorded for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method net of forfeitures. As a result of our adoption of ASU 2016-09, "Stock Compensation" as of January 1, 2016 (discussed further at Note 4) we have elected to recognize forfeitures as they occur. As our forfeiture rate prior to this adoption was estimated at 0%, this adoption did not result in a change to our financial statements.
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
The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
For all awards subsequent to the IPO, the market value (and exercise price for stock options) of the award is equal to the closing price of the stock on the date of grant. Valuation of awards prior to this date are discussed below.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair values of options granted in 2016, 2015 and 2014 were $5.69, $8.15 and $1.92 per share, respectively. Options granted in 2016 and 2015 have a three-year vesting period. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2016 Grants	2015 Grants	2014 Grants
Expected Term	6.00 years	6.00 years	7.81 years
Volatility	21.63%	22.19%	28.28%
Dividend Yield	—	—	—
Discount Rate	1.45%	1.79%	2.21%
During the year ended December 31, 2014, we granted options with strike prices of $5.92, $7.21, $8.88 and $11.84. The per share fair value of our common stock for those awards was estimated using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation" (the "Practice Aid"). In conducting this valuation, we considered objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance. Within this contemporaneous valuation, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the fact that we were a private company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies; and

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
The expected term assumptions used for the 2015 and 2016 grants were also determined using the simplified method and resulted in an expected term of 6.0 years. We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for outstanding grants is based upon the peer group since the Company was either privately-held at the date of grant or had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve.
A summary of stock option award activity as of and for the year ended December 31, 2016 is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	11.0	$12.19
Granted	1.1	$23.28
Exercised	(2.1)	$7.92
Forfeited	(0.4)	$11.40
Outstanding at December 31, 2016	9.6	$14.40
Vested and expected to vest at December 31, 2016	9.6	$14.40	$128.3	7.17
Exercisable at December 31, 2016	7.7	$11.42	$124.0	6.79
Cash received by the Company upon exercise of options in 2016 was $30.1 million, inclusive of tax benefits of $13.4 million. The intrinsic value of options exercised in 2016 and 2015 was $42.5 million and $166.8 million, respectively. The intrinsic value of options exercised in 2014 was not material.
The fair value of shares vested during 2016 and 2015 was $3.4 million and $24.3 million, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

At December 31, 2016, there was $4.8 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.8 years.
Restricted Stock Awards and Restricted Stock Units
During the years ended December 31, 2016 and 2015, we issued 0.9 million shares and 1.7 million shares of restricted stock awards and restricted stock units, respectively, with average grant prices of $23.64 per share and $32.22 per share, respectively. A portion of these awards vests ratably over three years. Other awards granted to certain members of management cliff vest over two and three year periods and are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.
A summary of restricted stock and restricted stock unit award activity as of December 31, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	1.7	$32.22
Granted	0.9	$23.64
Vested	(0.2)	$31.60
Forfeited	(0.1)	$26.91
Outstanding at December 31, 2016	2.3	$29.18
At December 31, 2016, there was $25.0 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.7 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
The intrinsic value of awards vested during 2016 was $5.5 million. The total fair value of awards vested during 2016 was $6.2 million. No shares vested prior to 2016.
Performance Stock Awards and Performance Share Units
During the year ended December 31, 2016, the Company granted performance stock awards and performance share units (collectively referred to as "PSUs") to certain employees of the Company as part of their annual equity compensation award.
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
A summary of performance stock and performance share unit award activity as of December 31, 2016 is presented below:

	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2016	—	$—
Granted	0.3	$24.74
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2016	0.3	$27.74
At December 31, 2016, there was $6.0 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 2.1 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(11)    RELATED PARTY TRANSACTIONS
The Carlyle Group L.P. and its affiliates ("Carlyle")
We entered into a consulting agreement with Carlyle Investment Management L.L.C. ("Carlyle Investment"), an affiliate of Carlyle pursuant to which Carlyle Investment provided certain consulting services to Axalta. Under this agreement, subject to certain conditions, we were required to pay an annual consulting fee to Carlyle Investment of $3.0 million payable in equal quarterly installments and reimburse Carlyle Investment for out-pocket expenses incurred in providing the consulting services. During the year ended December 31, 2014, we recorded expense of $3.2 million in regular monthly management fees and out of pocket costs as well as a $13.4 million charge related to the termination of the agreement upon completion of the IPO.
Service King Collision Repair
Service King Collision Repair, a portfolio company of funds affiliated with Carlyle, has purchased products from our distributors in the past and may continue to do so in the future. During the year ended December 31, 2014, Carlyle sold their majority interest in Service King Collision Repair, thus making the entity no longer a related party. Related party sales prior to this transaction were $4.0 million for the year ended December 31, 2014.
(12)    OTHER EXPENSE, NET

	Year Ended December 31,
	2016	2015	2014
Foreign exchange losses, net	$30.6	$93.7	$81.2
Management fees and expenses	—	—	16.6
Impairment of real estate investment	10.5	30.6	—
Indemnity (gains) losses associated with the Acquisition	(0.7)	(1.0)	17.8
Debt extinguishment and refinancing related costs	97.6	2.5	6.1
Other miscellaneous expense (income), net	4.7	(14.6)	(6.7)
Total	$142.7	$111.2	$115.0
Our net foreign exchange losses for the years ended December 31, 2016, 2015 and 2014 consist primarily of the impacts related to the remeasurement of our non-U.S. dollar denominated monetary assets and liabilities at our Venezuelan subsidiary, which is a U.S. dollar functional entity. In addition, as discussed further in Note 26, during the years ended December 31, 2016 and 2015, we recorded impairment charges on our non-operational real estate investment.
Expense related to debt extinguishment and refinancing related costs includes premiums on the redemption of our 2021 Dollar Senior Notes and 2021 Euro Senior Notes (collectively, the "2021 Senior Notes") during the year ended December 31, 2016. In addition, the refinancing of our 2021 Senior Notes, the amendment of our 2020 Dollar Term Loans and 2020 Euro Term Loans (collectively, the “2020 Term Loans”), an amendment to our Revolving Credit Facility, as well as multiple pre-payments on our 2020 Term Loans resulted in losses on extinguishment and the write-off of unamortized deferred financing costs and original issue discounts.
Other miscellaneous income, net included a gain for the year ended December 31, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. Also included in other miscellaneous income, net for the year ended December 31, 2015 was the recognition of a $5.6 million gain on derivative contracts compared to losses of $4.3 million and $1.4 million for the years ended December 31, 2016 and 2014, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(13)    INCOME TAXES
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2016	2015	2014
Domestic	$31.9	$(19.4)	$(8.8)
Foreign	55.5	180.6	45.6
Total	$87.4	$161.2	$36.8
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$0.9	$(0.2)	$0.7	$—	$19.2	$19.2	$—	$(2.1)	$(2.1)
U.S. state and local	3.7	8.3	12.0	3.1	8.6	11.7	2.0	(2.9)	(0.9)
Foreign	49.4	(22.3)	27.1	65.2	(32.8)	32.4	38.3	(33.2)	5.1
Total	$54.0	$(14.2)	$39.8	$68.3	$(5.0)	$63.3	$40.3	$(38.2)	$2.1
Reconciliation to U.S. Statutory Rate

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Statutory U.S. federal income tax rate(1)	$30.6	35.0%	$56.4	35.0%	$12.9	35.0%
Foreign income taxed at rates other than 35%	(45.6)	(52.2)	(41.4)	(25.6)	(46.7)	(127.0)
Changes in valuation allowances	9.6	11.0	34.4	21.3	44.4	120.9
Foreign exchange gain (loss), net	3.1	3.5	(10.5)	(6.5)	8.7	23.7
Unrecognized tax benefits(2)	7.1	8.1	0.4	0.3	(44.0)	(119.7)
Foreign taxes	4.5	5.1	5.8	3.6	1.2	3.3
Non-deductible interest	6.7	7.6	4.9	3.0	15.4	41.9
Non-deductible expenses	4.7	5.4	5.5	3.4	14.2	38.6
Tax credits	(6.7)	(7.7)	(5.5)	(3.4)	(5.1)	(13.8)
Excess tax benefits relating to share-based compensation(3)	(13.4)	(15.4)	—	—	—	—
Venezuela impairment	23.8	27.2	10.7	6.6	—	—
U.S. state and local taxes, net	7.8	9.0	8.1	5.0	—	—
Other - net	7.6	9.0	(5.5)	(3.4)	1.1	2.8
Total income tax provision (benefit) / effective tax rate	$39.8	45.6%	$63.3	39.3%	$2.1	5.7%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)
Within this amount, the Company released an unrecognized tax benefit of $21.1 million in 2014 and recorded an unrecognized tax benefit of $3.6 million in 2016, both of which related to non-deductible interest and debt acquisition costs. These adjustments were fully offset by changes in the valuation allowance.

(3)
During the year ended December 31, 2016, the Company early adopted ASU 2016-09, which now requires the excess tax benefits related to share-based compensation to be reflected in the consolidated statements of operations as a component of provision for income taxes. Refer to Note 4 to the consolidated financial statements for further information.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Deferred Tax Balances	Year Ended December 31,
	2016	2015
Deferred tax asset
Tax loss, credit and interest carryforwards	$263.7	$227.4
Goodwill and intangibles	48.1	93.6
Compensation and employee benefits	92.8	93.8
Accruals and other reserves	31.7	30.4
Research and development capitalization	15.7	—
Other	16.4	12.1
Total deferred tax assets	468.4	457.3
Less: Valuation allowance	(135.4)	(127.8)
Net deferred tax assets	333.0	329.5
Deferred tax liabilities
Property, plant & equipment	(168.4)	(191.5)
Equity investment & other securities	(0.7)	(0.5)
Unremitted earnings	(5.8)	(6.3)
Long-term debt	(4.2)	(6.6)
Total deferred tax liabilities	(179.1)	(204.9)
Net deferred tax asset	$153.9	$124.6
Non-current assets[1]	314.1	272.6
Non-current liability[1]	(160.2)	(148.0)
Net deferred tax asset	$153.9	$124.6
1The non-current deferred tax asset and deferred tax liabilities balances for the year ended December 31, 2016 and December 31, 2015 are inclusive of effects of the adoption of ASU 2015-17, discussed further at Note 4 to the consolidated financial statements.
At December 31, 2016, the Company had $152.8 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $63.2 million have indefinite carryforward periods, and the remaining $89.6 million are subject to expiration between the years 2018 through 2026. Non-U.S. tax credit carryforwards at December 31, 2016 amounted to $1.9 million. Of these, $1.8 million have indefinite carryforward period, and the remaining are subject to expiration between the years 2018 and 2021.
In the U.S., there were approximately $62.8 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $2.5 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2035. U.S. tax credit carryforwards at December 31, 2016 amounted to $26.0 million subject to expiration between the years 2019 and 2035. U.S. interest carryforwards at December 31, 2016 of $17.7 million have an indefinite carryforward period. Utilization of our U.S. net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
At December 31, 2015, the Company had $144.4 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $76.4 million have indefinite carryforward periods, and the remaining $68.0 million are subject to expiration between the years 2018 through 2025. Non-U.S. tax credit carryforwards at December 31, 2015 amounted to $0.9 million. Of these, $0.6 million have indefinite carryforward period, and the remaining are subject to expiration between the years 2018 and 2020.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

In the U.S., there were approximately $86.3 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $4.2 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2035. U.S. tax credit carryforwards at December 31, 2015 amounted to $18.7 million subject to expiration between the years 2019 and 2035. U.S. interest carryforwards at December 31, 2015 of $16.8 million have an indefinite carryforward period. Utilization of our U.S. net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
At December 31, 2015, of the net operating loss, credit and interest carryforwards (tax-effected), $43.9 million was not benefited, as it related to the windfall tax benefit on share-based compensation that occurred in 2015 which did not reduce income taxes payable.  Upon adoption of ASU 2016-09, excess tax benefits relating to share-based compensation totaling $43.9 million that were previously not recognized were recorded on a modified retrospective basis through a cumulative-effect reclassification to retained earnings, thereby increasing the net operating loss carryforward at January 1, 2016 by $43.9 million.
Valuation allowances relate primarily to the increase in tax loss carryforwards in foreign jurisdictions where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. A significant portion of the valuation allowance balances relates to the Company’s operations in Luxembourg and the Netherlands, which amount to $113.8 million and $110.1 million for years ended December 31, 2016 and December 31, 2015, respectively. In the Netherlands, the Company’s tax loss carryforwards have a nine-year carryforward period and are subject to expiration between years 2022 through 2025. In Luxembourg, the Company’s tax loss carryforwards have an indefinite carryforward period.
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$4.7	$5.3	$38.9
Increases related to acquisition	—	—	—
Increases related to positions taken on items from prior years	—	—	—
Decreases related to positions taken on items from prior years	(0.2)	(0.6)	(33.6)
Increases related to positions taken in the current year	7.8	—	—
Settlement of uncertain tax positions with tax authorities	—	—	—
Decreases due to expiration of statutes of limitations	—	—	—
Balance at December 31	$12.3	$4.7	$5.3
At December 31, 2016, 2015 and 2014, the total amount of gross unrecognized tax benefits was $12.3 million, $4.7 million and $5.3 million, of which $8.5 million, $4.7 million and $5.3 million would impact the effective tax rate, if recognized, respectively.
Interest and penalties associated with gross unrecognized tax benefits are included as components of the "Provision (benefit) for income taxes," and totaled an income tax expense of $0.3 million, $0.4 million and $6.8 million in 2016, 2015 and 2014, respectively. Accrued interest and penalties are included within the related tax liability line in the balance sheet. The Company’s accrual for interest and penalties at December 31, 2016, 2015 and 2014 was $1.1 million, $0.7 million and $0.3 million, respectively.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The Company is subject to income tax in approximately 52 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, China, Germany and Mexico. The statute of limitations varies by jurisdiction with 2006 being the oldest tax year still open in the material jurisdictions. The Company is currently under audit in certain jurisdictions for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 acquisition will be indemnified by DuPont.
As of December 31, 2016, 2015 and 2014, we had gross unrecognized tax benefits of $13.4 million, $5.4 million and $5.6 million, respectively, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
(14)    NET INCOME PER COMMON SHARE
Basic net income per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted shares and performance shares. Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of net income per share in periods of net loss because the effect of such securities would be anti-dilutive. A reconciliation of our basic and diluted net income per common share is as follows:

	Year Ended December 31,
(In millions, except per share data)	2016(1)	2015	2014
Net income to common shareholders	$41.8	$93.7	$27.4
Basic weighted average shares outstanding	238.1	233.8	229.3
Diluted weighted average shares outstanding	244.4	239.7	230.3
Net income per common share:
Basic net income per share	$0.18	$0.40	$0.12
Diluted net income per share	$0.17	$0.39	$0.12
(1)Net income per common share for the year ended December 31, 2016 is inclusive of effects of the adoption of ASU 2016-09, discussed further at Note 4 which increased diluted weighted average shares outstanding by 1.7 million shares.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2016, 2015 and 2014 were 1.3 million, 0.7 million and 7.2 million, respectively.
Basic and diluted weighted average shares outstanding have been adjusted to reflect the Company’s 1.69 for 1 stock split which occurred in October 2014.
(15)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Year Ended December 31,
	2016	2015
Accounts receivable—trade, net	$640.4	$647.2
Notes receivable	68.7	43.0
Other	92.8	75.6
Total	$801.9	$765.8
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $13.7 million and $10.7 million at December 31, 2016 and 2015, respectively. Bad debt expense was $3.4 million, $4.9 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(16)    INVENTORIES

	Year Ended December 31,
	2016	2015
Finished products	$315.2	$313.1
Semi-finished products	87.5	88.5
Raw materials and supplies	127.0	129.1
Total	$529.7	$530.7
Stores and supplies inventories of $20.2 million and $20.8 million at December 31, 2016 and 2015, respectively, were valued under the weighted average cost method.
(17) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $176.8 million, $169.1 million and $176.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

				Year Ended December 31,
	Useful Lives (years)			2016	2015
Land				$85.2	$84.4
Buildings and improvements	5	-	25	454.0	423.5
Machinery and equipment	3	-	25	1,087.5	1,040.2
Software	5	-	7	139.7	132.1
Other	3	-	20	35.6	36.2
Construction in progress				131.0	138.9
Total				1,933.0	1,855.3
Accumulated depreciation				(617.3)	(472.4)
Property, plant and equipment, net				$1,315.7	$1,382.9
(18)    OTHER ASSETS

	Year Ended December 31,
	2016	2015
Available for sale securities	$4.4	$4.2
Deferred income taxes—non-current	314.1	272.6
Other assets	209.3	202.8
Total	$527.8	$479.6
(19)    ACCOUNTS PAYABLE

	Year Ended December 31,
	2016	2015
Trade payables	$429.5	$418.6
Non-income taxes	27.2	22.4
Other	17.5	13.7
Total	$474.2	$454.7

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(20)    OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2016	2015
Compensation and other employee-related costs	$145.8	$140.0
Current portion of long-term employee benefit plans	10.1	11.2
Restructuring	66.1	41.3
Discounts, rebates, and warranties	97.4	74.8
Income taxes payable	23.3	18.8
Derivative liabilities	1.3	1.8
Other	73.6	82.3
Total	$417.6	$370.2
(21)    BORROWINGS
Borrowings are summarized as follows:

	Year Ended December 31,
	2016	2015
2020 Dollar Term Loans	$—	$2,042.5
2020 Euro Term Loans	—	428.0
2023 Dollar Term Loans	1,545.0	—
2023 Euro Term Loans	417.6	—
2021 Dollar Senior Notes	—	750.0
2021 Euro Senior Notes	—	274.4
2024 Dollar Senior Notes	500.0	—
2024 Euro Senior Notes	349.7	—
2025 Euro Senior Notes	469.8	—
Short-term and other borrowings	39.8	26.5
Unamortized original issue discount	(10.0)	(14.0)
Unamortized deferred financing costs	(48.0)	(65.9)
	$3,263.9	$3,441.5
Less:
Short term borrowings	$8.3	$22.7
Current portion of long-term borrowings	19.6	27.4
Long-term debt	$3,236.0	$3,391.4
Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Second Amendment Effective Date"), Axalta Coating Systems Dutch B B.V., as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc., as "U.S. Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Second Amendment"). The Second Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "2020 Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "2020 Euro Term Loans" and, together with the 2020 Dollar Term Loans (the "2020 Term Loans").

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

On December 15, 2016 (the "Fourth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fourth amendment to the Senior Secured Credit Facilities (the "Fourth Amendment"). The Fourth Amendment (i) converted all of the outstanding 2020 Dollar Term Loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding 2020 Euro Term Loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans (the "2023 Term Loans") and the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities").
Interest was and is payable quarterly on both the 2020 Term Loans and 2023 Term Loans.
The 2023 Dollar Term Loans are subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date. The applicable rate for such 2023 Dollar Term Loans is 2.50% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 1.50% per annum for Base Rate Loans as defined in the Credit Agreement. The 2023 Euro Term Loans are also subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date. The applicable rate for such New Euro Term Loans is 2.25% per annum for Eurocurrency Rate Loans. The 2023 Euro Term Loans may not be Base Rate Loans.
Prior to the Fourth Amendment, interest on the 2020 Dollar Term Loans was subject to a floor of 1.00%, plus an applicable rate after the Second Amendment Effective Date. The applicable rate for such 2020 Dollar Term Loans was 3.00% per annum for Eurocurrency Rate Loans and 2.00% per annum for Base Rate Loans. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans was subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the Credit Agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The 2020 Euro Term Loans were also subject to a floor of 1.00%, plus an applicable rate after the Second Amendment Effective Date. The applicable rate for such 2020 Euro Term Loans was 3.25% per annum for Eurocurrency Rate Loans. The 2020 Euro Term Loans were not to be Base Rate Loans. The applicable rate was subject to a further 25 basis point reduction if the Total Net Leverage Ratio was less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the 2020 Dollar Term Loans and 3.00% for the 2020 Euro Term Loans through the Fourth Amendment Effective Date.
Prior to the Second Amendment, interest on the Dollar Term Loans was subject to a floor of 1.25% for Eurocurrency Rate Loans plus an applicable rate of 3.50%. For Base Rate Loans, the interest was subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate, an Adjusted Eurocurrency Rate, or 2.25% plus an applicable rate of 2.50%. Interest on the Euro Term Loans, a Eurocurrency Loan, was subject to a floor of 1.25% plus an applicable rate of 4.00%.
Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the provisions set forth in the Credit Agreement. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $75.0 million annually, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Leverage Ratio falls below 4.25:1.00 or 3.50:1.00, respectively) of Excess Cash Flow.
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B. V. ("Dutch A B.V.") and the guarantors. The 2023 Dollar Term Loans and 2023 Euro Term Loans mature on February 1, 2023. Principal is paid quarterly on both the 2023 Dollar Term Loans and the 2023 Euro Term Loans based on 1% per annum of the original principal amount outstanding on the Fourth Amendment Effective Date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Senior Secured Credit Facilities (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At December 31, 2016, the financial covenant is not applicable as there were no borrowings.
Under the Third Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to a floor of 0.00% for Adjusted Eurocurrency Rate Loans (as defined in the Credit Agreement) plus an applicable rate of 2.75% (previously 3.50%) subject to an additional step-down to 2.50% or 2.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 or 2.50:1.00, respectively. For Base Rate Loans, the interest is subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate or an Adjusted Eurocurrency Rate plus 1%, plus an applicable rate of 1.75% (previously 2.50%), subject to an additional step-down to 1.50% or 1.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 and 2.50:1.00, respectively.
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $400.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings outstanding on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2016 and December 31, 2015, letters of credit issued under the Revolving Credit Facility totaled $21.3 million and $24.9 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.7 million and $375.1 million at December 31, 2016 and December 31, 2015, respectively.
Significant Transactions
In connection with the Third Amendment to the Credit Agreement discussed above, we recorded a loss on extinguishment for the year ended December 31, 2016 of $2.3 million.
In connection with the Fourth Amendment, we recorded a $10.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the write-off of unamortized deferred financing costs and original issue discounts attributable to the 2020 Term Loans of $4.7 million and $1.5 million, respectively, and other fees directly associated with the Fourth Amendment of $4.2 million.
Prior to the December refinancing, in April and October of 2016, we voluntarily prepaid $100.0 million and $150.0 million in principal of the outstanding 2020 Dollar Term Loans, respectively, and €200.0 million in principal of the outstanding 2020 Euro Term Loans. As a result, we recorded losses on extinguishment for the year ended December 31, 2016 of $9.6 million, consisting of the write-off of $9.1 million and $0.5 million of unamortized deferred financing costs and original issue discounts, respectively.
During each of the years ended December 31, 2015 and 2014, we voluntarily prepaid $100.0 million of the outstanding 2020 Dollar Term Loans. For the year ended December 31, 2015, this action resulted in a loss on extinguishment of $2.5 million, consisting of the write-off of $1.8 million and $0.7 million of unamortized deferred financing costs and original issue discounts, respectively. For the year ended December 31, 2014, this action resulted in a loss on extinguishment of $3.0 million, consisting of the write-off of $2.2 million and $0.8 million of unamortized deferred financing costs and original issue discounts, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Significant Terms of the 2021 Senior Notes
On February 1, 2013, Dutch B B.V, as the “Dutch Issuer”, an indirect, wholly owned subsidiary of the Company, and Axalta US Holdings, as the “U.S. Issuer” (collectively the "Issuers") issued $750.0 million aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "2021 Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million aggregate principal amount of 5.750% senior secured notes due 2021 (the "2021 Euro Senior Notes" and, together with the Dollar Senior Notes, the "2021 Senior Notes") and related guarantees thereof. The 2021 Senior Notes were unconditionally guaranteed on a senior basis by Dutch A B.V. and certain of the Issuers’ subsidiaries.
The indentures governing the 2021 Senior Notes contained covenants that restricted the ability of the Issuers and their subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuers, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("New U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes” and with the 2025 Euro Senior Notes, the “New Senior Notes”, each of which is described in detail below), for the primary purpose of redeeming the 2021 Dollar Senior Notes (the “August Refinancing”). Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
In connection with the August Refinancing, we recorded a $56.9 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the redemption premium of $41.5 million, write-off of unamortized deferred financing costs attributable to the 2021 Dollar Senior Notes of $13.0 million and other fees directly associated with the transaction of $2.4 million.
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V., an indirect, wholly owned subsidiary of the Company (“Parent Guarantor”).
In addition, on September 27, 2016, the Dutch Issuer issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”) for the primary purpose of redeeming the 2021 Euro Senior Notes and the partial prepayment of the 2020 Euro Term Loans (the “September Refinancing”). Consistent with the original terms of the 2021 Euro Senior Notes, we extinguished the principal at a redemption price equal to 104.313%.
In connection with the September Refinancing, we recorded an $18.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the redemption premium of $12.1 million, write-off of unamortized deferred financing costs attributable to the 2021 Euro Senior Notes of $5.6 million and other fees directly associated with the transaction of $0.7 million.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

i) 2024 Dollar Senior Notes
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
Upon the occurrence of certain events constituting a change of control, holders of the 2024 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2024 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
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
The indebtedness issued through the 2024 Dollar Senior Notes is senior unsecured indebtedness of the New U.S. Issuer, is senior in right of payment to all future subordinated indebtedness of the New U.S. Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the New U.S. Issuer and guarantors. The 2024 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the New U.S. Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Upon the occurrence of certain events constituting a change of control, holders of the 2024 Euro Senior Notes have the right to require us to repurchase all or any part of the 2024 Euro Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
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
The indebtedness issued through the 2024 Euro Senior Notes is senior unsecured indebtedness of the New U.S. Issuer, is senior in right of payment to all future subordinated indebtedness of the New U.S. Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the New U.S. Issuer and guarantors. The 2024 Euro Senior Notes are effectively subordinated to any secured indebtedness of the New U.S. Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2016.

2017	$27.9
2018	21.3
2019	20.5
2020	20.4
2021	20.3
Thereafter	3,193.8
$3,304.2
The table above excludes $17.7 million of debt associated with our build-to-suit lease arrangement and our sale-leaseback financing that will not be settled with cash.
(22)    FAIR VALUE ACCOUNTING
Assets measured at fair value on a non-recurring basis
During the years ended December 31, 2015 and 2014 we recorded impairment losses of $0.1 million and $0.1 million, respectively, associated with the abandonment of certain in process research and development projects. There were no impairment losses recorded during the year ended December 31, 2016.
During the years ended December 31, 2016 and 2015, we recorded impairment losses of $10.5 million and $30.6 million, respectively, at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. Additionally, during the year ended December 31, 2016, we recorded an impairment loss of $57.9 million on our productive long-lived assets with associated with our Venezuela operations. No impairments were recorded during the year ended December 31, 2014.
Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at December 31, 2016 and 2015 were $4.4 million and $4.2 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at December 31, 2016 were $500.0 million, $363.8 million and $472.2 million, respectively. The fair values of the 2021 Dollar Senior Notes and 2021 Euro Senior Notes at December 31, 2015 were $787.5 million and $285.4 million, respectively. The estimated fair values of these notes are based on recent trades and current trending. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans at December 31, 2016 were $1,560.5 million and $421.8 million, respectively. The fair values of the 2020 Dollar Term Loans and the 2020 Euro Term Loans at December 31, 2015 were $2,024.6 million and $427.5 million, respectively. The estimated fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the 2023 Dollar Term Loans and the 2023 Euro Term Loans, these inputs are considered to be Level 2 inputs.
Fair value of contingent consideration
During the year ended December 31, 2016, we recorded the fair value of contingent consideration associated with certain of our acquisitions based on the terms of the applicable targets described within the acquisition agreements. The fair value of these liabilities are valued at each balance sheet date with adjustments recorded within selling, general and administrative expenses on the consolidated statement of operations. The fair value of contingent consideration at December 31, 2016 was $10.0 million, which included adjustments recorded to earnings based on changes to the fair value of $0.8 million for the year ended December 31, 2016.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(23)    DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in the accompanying consolidated balance sheet:

	Year Ended December 31,
	2016	2015
Prepaid and other assets:
Interest rate swaps	$0.1	$0.4
Total assets	$0.1	$0.4
Other accrued liabilities:
Interest rate swaps	$0.8	$—
Other liabilities:
Interest rate swaps	$—	$1.8
Total liabilities	$0.8	$1.8
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense, net in the consolidated statement of operations.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our consolidated balance sheet:

	Year Ended December 31,
	2016	2015
Prepaid and other assets:
Foreign currency contracts	$0.1	$0.3
Total assets	$0.1	$0.3
Other accrued liabilities:
Foreign currency contracts	$0.5	$—
Total liabilities:	0.5	—
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table sets forth the locations and amounts recognized during the years ended December 31, 2016, 2015, and 2014 respectively, for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in 2016:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$2.0	Interest expense, net	$5.9	Interest expense, net	$1.2

Derivatives in Cash Flow Hedging Relationships in 2015:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$5.5	Interest expense, net	$6.5	Interest expense, net	$0.4

Derivatives in Cash Flow Hedging Relationships in 2014:	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$4.6	Interest expense, net	$6.5	Interest expense, net	$0.3
Also during the year ended December 31, 2013, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loans that is in place until September 29, 2017. We paid a premium of $3.1 million for the interest rate cap. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Foreign currency forward contracts	Other expense, net	$4.3	$(5.6)	$1.4
Interest rate cap	Interest expense, net	—	0.1	3.4
		$4.3	$(5.5)	$4.8
(24)    SEGMENTS
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Our business serves four end-markets globally as follows:

	Year Ended December 31,
	2016	2015	2014
Performance Coatings
Refinish	$1,684.4	$1,702.0	$1,850.8
Industrial	718.8	683.1	734.2
Total Net sales Performance Coatings	2,403.2	2,385.1	2,585.0
Transportation Coatings
Light Vehicle	1,337.7	1,310.6	1,384.5
Commercial Vehicle	332.6	391.5	392.2
Total Net sales Transportation Coatings	1,670.3	1,702.1	1,776.7
Total Net sales	$4,073.5	$4,087.2	$4,361.7

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2016
Net sales (1)	$2,403.2	$1,670.3	$4,073.5
Equity in earnings in unconsolidated affiliates	(0.2)	0.4	0.2
Adjusted EBITDA (2)	554.4	352.7	907.1
Investment in unconsolidated affiliates	2.5	11.1	13.6

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2015
Net sales (1)	$2,385.1	$1,702.1	$4,087.2
Equity in earnings in unconsolidated affiliates	0.6	0.6	1.2
Adjusted EBITDA (2)	539.1	328.1	867.2
Investment in unconsolidated affiliates	4.0	8.4	12.4

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2014
Net sales (1)	$2,585.0	$1,776.7	$4,361.7
Equity in losses in unconsolidated affiliates	(1.2)	(0.2)	(1.4)
Adjusted EBITDA (2)	547.6	292.9	840.5
Investment in unconsolidated affiliates	7.2	7.1	14.3

(1)	The Company has no intercompany sales between segments.

(2)
The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation and amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that the Company believes are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents EBITDA adjusted for the select items referred to above. Reconciliation of Adjusted EBITDA to income before income taxes follows:

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Income before income taxes	$87.4	$161.2	$36.8
Interest expense, net	178.2	196.5	217.7
Depreciation and amortization	322.1	307.7	308.7
EBITDA	587.7	665.4	563.2
Debt extinguishment and refinancing related costs (a)	97.6	2.5	6.1
Foreign exchange remeasurement losses (b)	30.6	93.7	81.2
Long-term employee benefit plan adjustments (c)	1.5	(0.3)	(0.6)
Termination benefits and other employee related costs (d)	61.8	36.6	18.4
Consulting and advisory fees (e)	10.4	23.9	36.3
Transition-related costs (f)	—	(3.4)	101.8
Offering and transactional costs (g)	6.0	(1.5)	22.3
Stock-based compensation (h)	41.1	30.2	8.0
Other adjustments (i)	5.0	(5.8)	6.0
Dividends in respect of noncontrolling interest (j)	(3.0)	(4.7)	(2.2)
Asset impairments (k)	68.4	30.6	—
Adjusted EBITDA	$907.1	$867.2	$840.5

(a)
During the years ended December 31, 2016, 2015 and 2014 we prepaid principal on our term loans, resulting in non-cash losses on extinguishment of $9.6 million, $2.5 million and $3.0 million, respectively. During the years ended December 31, 2016 and 2014 we amended our Credit Agreement and refinanced our indebtedness, resulting in additional losses of $88.0 million and $3.1 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $23.5 million, $51.5 million, and gains of $11.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(c)	Eliminates the non-cash non-service components of long-term employee benefit costs (discussed further at Note 9).

(d)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance. In 2014, termination benefits include the costs associated with our headcount initiatives for establishment of new roles and elimination of old roles and other employee costs associated with cost-saving opportunities that were related to our transition to a standalone entity.

(e)
Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance. Amounts incurred during 2014 relate to services rendered in conjunction with our transition to a standalone entity.

(f)
Represents charges and a change in estimate associated with the transition costs from DuPont to a standalone entity, including certain Acquisition indemnities. We do not consider these items to be indicative of our ongoing operating performance.

(g)
Represents costs associated with the offerings of our common shares by Carlyle, including the November 2014 IPO, and acquisition-related expenses, including changes in the fair value of contingent consideration, all of which are not considered indicative of our ongoing operating performance.

(h)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the year ended December 31, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan as a result of the Change in Control.

(i)
Represents costs for certain non-operational or non-cash (gains) and losses, unrelated to our core business and which we do not consider indicative of ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments, Carlyle management fees incurred prior to the Change in Control and non-cash fair value inventory adjustments associated with our business combinations.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
As a result of currency devaluations in Venezuela, we recorded non-cash impairment charges relating to a real estate investment of $10.5 million and $30.6 million during the years ended December 31, 2016 and 2015, respectively. Additionally, during the year ended December 31, 2016, we recorded a $57.9 million non-cash impairment on long-lived assets associated with our Venezuela operations (discussed further at Note 26). We do not consider these impairments to be indicative of our ongoing operating performance.

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2016	2015	2014
North America	$1,431.4	$1,371.9	$1,307.8
EMEA	1,455.3	1,425.3	1,672.0
Asia Pacific	723.9	717.4	715.0
Latin America	462.9	572.6	666.9
Total (a)	$4,073.5	$4,087.2	$4,361.7
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2016	2015
North America	$419.3	$449.1
EMEA	456.9	493.2
Asia Pacific	248.0	234.5
Latin America	191.5	206.1
Total (b)	$1,315.7	$1,382.9

(a)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 13%, 13% and 11% of the total for the years ended December 31, 2016, 2015 and 2014, respectively. Sales to external customers in Germany represented approximately 9%, 9% and 10% of the total for the years ended December 31, 2016, 2015 and 2014, respectively. Mexico represented 6% of the total for the years ended December 31, 2016, 2015 and 2014. Canada, which is included in the North America region, represents approximately 4% of total net sales for the year ended December 31, 2016 and 3% for the years ended December 31, 2015 and 2014.

(b)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $262.2 million and $280.4 million in the years ended December 31, 2016 and 2015, respectively. China long-lived assets amounted to $204.0 million and $194.7 million in the years ended December 31, 2016 and 2015, respectively. Brazil long-lived assets amounted to approximately $94.9 million and $88.5 million in the years ended December 31, 2016 and 2015, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $20.0 million and $20.7 million in the years ended December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(25)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	(59.4)	(22.3)	0.3	(2.5)	(83.9)
Reclassifications from AOCI to Net income	—	(0.9)	—	3.7	2.8
Net Change	(59.4)	(23.2)	0.3	1.2	(81.1)
Balance, December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2016 was $19.1 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2016 was $1.1 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(160.7)	(4.3)	0.3	0.6	(164.1)
Reclassifications from AOCI to Net income	—	2.1	—	(4.0)	(1.9)
Net Change	(160.7)	(2.2)	0.3	(3.4)	(166.0)
Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at December 31, 2015 was $13.4 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2015 was $1.9 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income
Balance, December 31, 2013	$24.3	$7.5	$(0.9)	$3.1	$34.0
Current year deferrals to AOCI	(96.4)	(29.7)	0.7	3.6	(121.8)
Reclassifications from AOCI to Net income	—	(9.0)	—	(6.5)	(15.5)
Net Change	(96.4)	(38.7)	0.7	(2.9)	(137.3)
Balance, December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Included within reclassifications from AOCI to Net income for the year ended December 31, 2014 was $7.3 million of curtailment gains related to an amendment to one of our pension plans. The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at December 31, 2014 was $13.4 million. The cumulative income tax expense related to the adjustments for unrealized gain on derivatives at December 31, 2014 were $0.2 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(26)    VENEZUELA
Currency Devaluation
As a result of challenging economic conditions and changes to Venezuela’s foreign currency exchange mechanisms our Venezuela operations have continued to be impacted.
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
From December 31, 2014 through June 30, 2015, we used the SICAD rate of 12.0 Venezuelan bolivars to 1.0 U.S. dollar. At June 30, 2015, we changed the exchange rate we used to remeasure our Venezuelan bolivars from the SICAD rate to the Marginal Foreign Exchange System (SIMADI) rate of 197.7 Venezuelan bolivars to 1.0 U.S. dollar. We believed it was appropriate to move from using the SICAD rate to using the SIMADI rate based on the culmination of relevant facts and circumstances, including our expectation that future dividend remittances would be made at the SIMADI rate.
In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. The changes also devalued the official rate, DIPRO (formerly CENCOEX), to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which fully replaced SIMADI. DICOM is intended to provide limited access to a free market rate of exchange and the rate utilized to remeasure the monetary assets and liabilities of our operations as our subsidiary is a U.S. dollar functional entity. At December 31, 2016, DICOM was 673.8 Venezuelan bolivars to 1.0 U.S. dollar.
We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism.
The devaluations of the exchange rates for the year ended December 31, 2014 resulted in net gains of $17.0 million primarily due to our determination at December 31, 2014 to change from the CENCOEX rate to SICAD I and our Venezuelan operations being in a net monetary liability position.
Primarily as a result of the devalued Venezuelan bolivar, we recorded currency exchange losses of $23.5 million and $51.5 million for the years ended December 31, 2016 and 2015, respectively. Included in the loss for the year ended December 31, 2015 was a loss of $53.2 million resulting from the devaluation caused by the change in exchange mechanism used at June 30, 2015.
Venezuela Financial Results and Impairment Considerations
As a result of the continued economic uncertainty, negative volume trends including fourth quarter 2016 performance, further deterioration in the economy as evidenced by the dramatic devaluation in the unofficial parallel exchange markets and the completion of our 2017 budget process which highlighted a material decline in our profitability, we concluded there was a formal triggering event to assess the carrying value of our long-lived assets during the fourth quarter of 2016. Based on the internal projections developed by management, the Company determined that the undiscounted future cash flows expected to result from the use of our productive long-lived assets were not sufficient to recover the carrying value. A third-party valuation of our Venezuelan operations was performed as of December 1, 2016 to assist management in determining the fair value utilizing standard valuation approaches, which incorporated Level 3 inputs. Based on the results of the valuations, the Company recorded an impairment charge of $57.9 million in the fourth quarter of 2016, comprised of a $49.3 million write-down to customer relationship intangibles and an $8.6 million write-down to the net book value of our property, plant and equipment. The impairment charge was recorded within income from operations on the consolidated statement of operations, with $30.6 million and $27.3 million allocated to our Performance Coatings and Transportation Coatings operating segments, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

With the exception of intercompany inventory purchases, our operations in Venezuela were and are expected to continue to be self-funded. Our Venezuelan operations continue to have the ability to procure raw materials through Axalta subsidiaries, and generate positive cash flow sufficient to fund its operations even with our lower projected results for Venezuela. As a result, we currently do not foresee any material impact on our Venezuelan subsidiary's ability to continue to operate. We have no current need or intention to repatriate Venezuelan earnings and remain committed to the business for the foreseeable future based on our current expectations.
If assumptions regarding our continued demand and ability to successfully implement and sustain price increases differ from actual results, or our ability to control the operations of our Venezuelan subsidiary change as a result of economic uncertainty or political instability, there is a risk that our productive long-lived assets may be further impaired. Additionally, if DICOM continues to weaken, this could result in a material unfavorable impact on our results of operations and financial condition.
At June 30, 2016, we performed a separate evaluation of the carrying value of our non-operating real estate investment. Based on this evaluation, we concluded that the carrying value of the real estate investment of $21.5 million was impaired as a result of the current real estate market prices and movement of our translation rate from 270.5 Venezuelan bolivars to 1.0 U.S. dollar at March 31, 2016 to 626.0 Venezuelan bolivars to 1.0 U.S. dollar at June 30, 2016. At December 31, 2016, we re-assessed the carrying value of our non-operating real estate investment. Based on the third-party valuation performed, we concluded that the carrying value of the real estate investment of $10.9 million was not impaired.
Impairments of $10.5 million and $30.6 million were recorded within other expense, net for the years ended December 31, 2016 and 2015, respectively. The method used to determine fair values of the real estate investment included using Level 2 inputs in the form of observable market quotes from local real estate broker service firms.
At December 31, 2016 and 2015, our Venezuelan subsidiary had total assets of $82.7 million and $152.9 million, respectively, and total liabilities of $42.3 million and $42.2 million, respectively. Total liabilities include $32.8 million and $25.9 million of intercompany trade liabilities designated in U.S. dollars as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, total non-monetary assets, net, were $34.8 million and $112.4 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, our Venezuelan subsidiary's net sales represented $50.8 million, $131.2 million and $136.5 million of our consolidated net sales, respectively. For the years ended December 31, 2016, 2015 and 2014, our Venezuelan subsidiary represented a loss of $36.5 million, income of $63.0 million and $60.0 million of our consolidated income from operations, respectively. For the years ended December 31, 2016, 2015 and 2014, our Venezuelan subsidiary represented net losses of $68.5 million and $32.0 million and net income of $52.6 million of our consolidated net income, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(27)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015, respectively (in millions, except per share data):

2016(1)	March 31	June 30(2)	September 30	December 31(3)	Full Year
Total revenue	$961.6	$1,072.1	$1,029.1	$1,034.6	$4,097.4
Cost of goods sold	606.4	649.0	630.4	641.8	2,527.6
Net income (loss)	31.8	53.3	(3.1)	(34.4)	47.6
Net income (loss) attributable to controlling interests	30.9	51.7	(4.3)	(36.5)	41.8
Basic net income (loss) per share	0.13	0.22	(0.02)	(0.15)	0.18
Diluted net income (loss) per share	0.13	0.21	(0.02)	(0.15)	0.17

2015	March 31	June 30(a)	September 30	December 31	Full Year
Total revenue	$997.5	$1,101.1	$1,005.1	$1,009.6	$4,113.3
Cost of goods sold	649.8	679.7	628.6	639.2	2,597.3
Net income (loss)	46.7	(24.3)	36.4	39.1	97.9
Net income (loss) attributable to controlling interests	45.1	(25.1)	35.1	38.6	93.7
Basic net income (loss) per share	0.20	(0.11)	0.15	0.16	0.40
Diluted net income (loss) per share	0.19	(0.11)	0.15	0.16	0.39

(1) The table above includes the impacts of our adoption of ASU 2016-09 which, as previously discussed in Note 4, provides for a benefit to net income and an increase in diluted shares used in the calculation of diluted net income per share. Previously disclosed net income (loss) was $29.7 million, $48.5 million and $(10.7) million for the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively. Previously disclosed diluted net income (loss) per share was $0.12, $0.20 and ($0.04) for the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively.
(2) During the three months ended June 30, 2016 and 2015, the Company recorded an impairment charge of $10.5 million and $30.6 million, respectively, based on our evaluation of the carrying value associated with our real estate investment in Venezuela. See further discussion in Note 26.
(3) During the three months ended December 31, 2016, the Company recorded an impairment charge of $57.9 million, based on our evaluation of the carrying value associated with our long-lived operating assets in Venezuela. See further discussion in Note 26. Also during the three months ended December 31, 2016, we recorded restructuring costs associated with our Axalta Way initiatives for $36.6 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

Management report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2017 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are appointed by the Board of Directors. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from Part I of the Proxy Statement under the caption "Executive Officers."
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the caption "Proposal No. 2: Approve the Appointment of the Independent Registered Public Accounting Firm and Auditor" and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2016 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    Consolidated Financial Statement Schedule for the years ended December 31, 2016, 2015 and 2014.
The following Consolidated Financial Statement Schedule should be read in conjunction with the previously referenced financial statements:
Schedule II Valuation and Qualifying Accounts
(a)(3) Exhibits - See the Exhibit Index for the exhibits filed with this Annual Report on Form 10-K or incorporated by reference.

ITEM 16. FORM 10-K SUMMARY
None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
2016	$10.7	3.4	(0.4)	$13.7
2015	9.9	4.9	(4.1)	10.7
2014	$6.5	5.1	(1.7)	$9.9

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.

Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions(1)	Balance at End of Year
2016	$127.8	9.6	(2.0)	$135.4
2015	101.9	34.4	(8.5)	127.8
2014	$63.4	44.4	(5.9)	$101.9

(1)	Deductions include charges to goodwill and foreign currency translation impact.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2017.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Charles W. Shaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Charles W. Shaver

/s/ Robert W. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Robert W. Bryant

/s/ Sean M. Lannon	Vice President, Corporate Finance and Global Controller (Principal Accounting Officer)	February 28, 2017
Sean M. Lannon

/s/ Mark Garrett	Director	February 28, 2017
Mark Garrett

/s/ Deborah J. Kissire	Director	February 28, 2017
Deborah J. Kissire

/s/ Andreas C. Kramvis	Director	February 28, 2017
Andreas C. Kramvis

/s/ Gregory S. Ledford	Director	February 28, 2017
Gregory S. Ledford

/s/ Robert M. McLaughlin	Director	February 28, 2017
Robert M. McLaughlin

/s/ Lori J. Ryerkerk	Director	February 28, 2017
Lori J. Ryerkerk

/s/ Samuel L. Smolik	Director	February 28, 2017
Samuel L. Smolik

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Indenture, dated as of August 16, 2016, by and among Axalta Coating Systems, LLC, as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as euro notes registrar, and Citibank N.A., London Branch, as euro notes paying agent and euro notes authenticating agent (including form of Dollar Note and form of Euro Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 17, 2016)

4.3*
Indenture, dated as of September 27, 2016, by and among Axalta Coating Systems Dutch Holding B B.V., as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Dutch borrower, Axalta Coating Systems U.S. Holdings, Inc., as U.S. borrower, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.5*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.6*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.7*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.8*
Subsidiary Guaranty, dated as of February 1, 2013, among the guarantors named therein, the additional guarantors referred to therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.9*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Amended and Restated Stockholders Agreement, dated July 31, 2013, among Axalta Coating Systems Bermuda Co., Ltd. (n/k/a Axalta Coating Systems Ltd.), the Initial Carlyle Stockholders and the Management Stockholders party thereto (incorporated by reference to Exhibit 10.47 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.40*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.41*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.42*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.43*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.44*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.45*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.48*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.49*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.50*
Form of Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733) filed with the SEC on February 29, 2016)

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