Form 10-Q
period 2017-03-31
Axalta Coating Systems Ltd.
filed 2017-04-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 18, 2017, there were 242,100,966 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,007.8	$955.6
Other revenue	5.9	6.0
Total revenue	1,013.7	961.6
Cost of goods sold	641.1	606.4
Selling, general and administrative expenses	225.3	219.1
Research and development expenses	15.6	12.6
Amortization of acquired intangibles	21.7	20.2
Income from operations	110.0	103.3
Interest expense, net	35.8	50.1
Other (income) expense, net	(1.6)	8.0
Income before income taxes	75.8	45.2
Provision for income taxes	9.9	13.4
Net income	65.9	31.8
Less: Net income attributable to noncontrolling interests	1.8	0.9
Net income attributable to controlling interests	$64.1	$30.9
Basic net income per share	$0.27	$0.13
Diluted net income per share	$0.26	$0.13
Basic weighted average shares outstanding	239.8	237.1
Diluted weighted average shares outstanding	246.1	243.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income	$65.9	$31.8
Other comprehensive income, before tax:
Foreign currency translation adjustments	40.6	15.7
Unrealized loss on securities	—	(0.4)
Unrealized gain (loss) on derivatives	0.6	(2.2)
Unrealized gain (loss) on pension plan obligations	0.5	(0.1)
Other comprehensive income, before tax	41.7	13.0
Income tax (provision) benefit related to items of other comprehensive income	(0.2)	0.8
Other comprehensive income, net of tax	41.5	13.8
Comprehensive income	107.4	45.6
Less: Comprehensive income attributable to noncontrolling interests	2.7	0.9
Comprehensive income attributable to controlling interests	$104.7	$44.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$439.1	$535.4
Restricted cash	2.9	2.7
Accounts and notes receivable, net	872.2	801.9
Inventories	559.1	529.7
Prepaid expenses and other	62.1	50.3
Total current assets	1,935.4	1,920.0
Property, plant and equipment, net	1,334.4	1,315.7
Goodwill	1,016.1	961.0
Identifiable intangibles, net	1,151.5	1,130.3
Other assets	523.0	527.8
Total assets	$5,960.4	$5,854.8
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$456.7	$474.2
Current portion of borrowings	29.0	27.9
Other accrued liabilities	365.8	417.6
Total current liabilities	851.5	919.7
Long-term borrowings	3,278.3	3,236.0
Accrued pensions	252.0	249.1
Deferred income taxes	161.9	160.2
Other liabilities	32.9	32.2
Total liabilities	4,576.6	4,597.2
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 241.9 and 240.5 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	240.4	239.3
Capital in excess of par	1,312.4	1,294.3
Retained earnings (Accumulated deficit)	17.0	(47.1)
Accumulated other comprehensive loss	(309.8)	(350.4)
Total Axalta shareholders’ equity	1,260.0	1,136.1
Noncontrolling interests	123.8	121.5
Total shareholders’ equity	1,383.8	1,257.6
Total liabilities and shareholders’ equity	$5,960.4	$5,854.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$65.9	$31.8
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	82.4	76.0
Amortization of financing costs and original issue discount	2.1	5.1
Deferred income taxes	—	(3.3)
Realized and unrealized foreign exchange (gains) losses, net	(3.7)	7.5
Stock-based compensation	10.4	10.2
Other non-cash, net	(0.3)	(2.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(62.5)	(26.5)
Inventories	(11.2)	(7.5)
Prepaid expenses and other	(27.5)	(13.8)
Accounts payable	(0.8)	(16.6)
Other accrued liabilities	(54.8)	(69.9)
Other liabilities	(4.7)	(3.4)
Cash used for operating activities	(4.7)	(13.3)
Investing activities:
Business acquisitions	(56.9)	—
Purchase of property, plant and equipment	(32.3)	(40.3)
Other investing activities	(0.2)	(2.9)
Cash used for investing activities	(89.4)	(43.2)
Financing activities:
Payments on short-term borrowings	(2.3)	(0.3)
Payments on long-term borrowings	(5.0)	(6.9)
Financing-related costs	(2.3)	—
Dividends paid to noncontrolling interests	(0.4)	(1.5)
Proceeds from option exercises	8.8	2.0
Deferred acquisition-related consideration	(3.4)	—
Other financing activities	—	(0.3)
Cash used for financing activities	(4.6)	(7.0)
Decrease in cash	(98.7)	(63.5)
Effect of exchange rate changes on cash	2.6	(1.9)
Cash at beginning of period	538.1	487.7
Cash at end of period	$442.0	$422.3

Cash at end of period reconciliation:
Cash and cash equivalents	$439.1	$419.5
Restricted cash	$2.9	$2.8
Cash at end of period	$442.0	$422.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2017 and December 31, 2016, the results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for a full year.
The Acquisition
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the DuPont Performance Coatings business ("DPC"), formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
Accounting Standards - Reclassifications
At December 31, 2016, we elected to early adopt Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows: Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, the condensed consolidated financial statements herein have been retroactively adjusted. These adjustments included a decrease in net cash used in investing activities by $0.1 million for the three months ended March 31, 2016.
At December 31, 2016, we elected to early adopt ASU 2016-09, "Stock Compensation", which provides various areas of simplification surrounding the accounting for stock-based compensation which resulted in retrospective changes to our previously issued condensed consolidated financial statements. The new standard resulted in the recognition of excess tax benefits in our provision for income taxes. Upon adoption, this resulted in a cumulative effect of an accounting change reclassification of $43.9 million to retained earnings (accumulated deficit) on the balance sheet as of January 1, 2016, as reflected in Note 18. It also resulted in a decrease to the tax provision and corresponding increase to net income of $1.2 million for the previously reported condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016. The effect on our dilutive shares is disclosed in Note 10.
We retrospectively applied the changes in presentation to the condensed consolidated statements of cash flows and no longer classify excess tax benefits or employee taxes paid for shares withheld as financing activities, which increased net cash provided by operating activities and decreased net cash used in financing activities by $4.7 million for the three months ended March 31, 2016.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, "Compensation—Retirement Benefits", which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
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
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," which provides clarification around identifying performance obligations and the treatment of different licensing contracts. Additional standards related to revenue from contracts with customers have been issued during 2016 to provide narrow scope improvements and clarification. We have continued to assess the potential impact of the revised guidance on our financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact our accounting and reporting for certain arrangements, including the periods in which we recognize revenue and the potential recording of contract assets for the sale of our products or services. To conclude on these matters, we are involving leadership within our various organizations with specific knowledge of the arrangements to understand the legal, operational and financial matters.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the three months ended March 31, 2017, we completed two business acquisitions ("2017 Acquisitions"). These acquisitions included two North American businesses with one operating in the industrial end-market while the second operates in both the refinish and industrial end-markets. Acquisitions were accounted for as business combinations and the overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate for the three months ended March 31, 2017. The fair value associated with definite-lived intangible assets from the 2017 Acquisitions was $22.2 million, comprised of $4.5 million in technology, $1.2 million of trademarks, $14.9 million of customer relationships and $1.6 million primarily consisting of non-compete agreements. The total fair value of consideration paid or payable on the 2017 Acquisitions was $62.6 million, including contingent consideration which had a fair value of $5.7 million.
At March 31, 2017, we have not finalized the purchase accounting related to the 2017 Acquisitions and these amounts represent preliminary values. For our business acquisitions completed after March 31, 2016, including the 2017 Acquisitions, we expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2016 to March 31, 2017 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At December 31, 2016	$886.5	$74.5	$961.0
Goodwill from acquisitions	33.2	—	33.2
Foreign currency translation	20.5	1.4	21.9
At March 31, 2017	$940.2	$75.9	$1,016.1
Identifiable Intangible Assets
The following tables summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$428.5	$(166.7)	$261.8	10.1
Trademarks - indefinite-lived	278.5	—	278.5	Indefinite
Trademarks - definite-lived	56.9	(12.6)	44.3	14.2
Customer relationships	700.8	(135.9)	564.9	18.4
Non-compete agreements and other	2.5	(0.5)	2.0	4.3
Total	$1,467.2	$(315.7)	$1,151.5

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$417.1	$(153.6)	$263.5	10.2
Trademarks - indefinite-lived	273.2	—	273.2	Indefinite
Trademarks - definite-lived	55.0	(11.4)	43.6	14.8
Customer relationships	672.6	(123.3)	549.3	18.7
Non-compete agreements and other	2.4	(1.7)	0.7	4.6
Total	$1,420.3	$(290.0)	$1,130.3

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2017 and each of the succeeding five years is:

Remainder of 2017	$65.6
2018	$87.2
2019	$86.1
2020	$84.7
2021	$83.8
2022	$77.3
(4)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three months ended March 31, 2017 and 2016 we incurred restructuring costs of $1.0 million and $0.5 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from the balance sheet date.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2016 to March 31, 2017:

2017 Activity
Balance at December 31, 2016	$66.1
Expense recorded	1.0
Payments made	(7.6)
Foreign currency translations	1.8
Balance at March 31, 2017	$61.3
Restructuring charges incurred during the fourth quarter ended December 31, 2016 included actions to reduce operational costs through activities to rationalize our manufacturing footprint. The impact to earnings from accelerated depreciation related to these manufacturing assets for the three months ended March 31, 2017 was $2.2 million. We currently expect impacts to earnings of approximately $7.6 million for the year ended December 31, 2017 for these restructuring plans, related to the accelerated depreciation of certain manufacturing assets.

(5)	COMMITMENTS AND CONTINGENCIES
Leases
At March 31, 2017, we have recorded approximately $21.9 million in property, plant and equipment representing our landlord's estimated costs incurred to construct a property under a separate build-to-suit lease arrangement. This lease commenced construction during 2015 with landlord's construction expected to be completed during 2017. The construction related to the build-to-suit lease has estimated total costs of approximately $37.8 million.
Other
We are subject to various pending lawsuits and other claims including civil, regulatory and environmental matters. Certain of these lawsuits and other claims may have an impact on us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage against us or awards against DuPont for which we assumed the liabilities through the Acquisition. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.

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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.1	$2.5
Interest cost	3.4	3.9
Expected return on plan assets	(3.5)	(3.2)
Amortization of actuarial (gain) loss, net	0.5	(0.1)
Net periodic benefit cost	$2.5	$3.1
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2017 and 2016 we recognized $10.4 million and $10.2 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $2.9 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. Forfeitures are recorded in the period they occur.
2017 Activity
In February 2017, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of award activity by type for the three months ended March 31, 2017 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	9.6	$14.40
Granted	0.9	$29.48
Exercised	(0.9)	$10.09
Forfeited	(0.1)	$23.38
Outstanding at March 31, 2017	9.5	$16.08
Vested and expected to vest at March 31, 2017	9.5	$16.08	$153.7	7.12
Exercisable at March 31, 2017	7.2	$12.21	$144.8	6.53
Cash received by the Company upon exercise of options for the three months ended March 31, 2017 was $8.8 million. Tax benefits on these exercises were $5.3 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At March 31, 2017, there was $9.4 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 2.4 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	2.3	$29.18
Granted	0.6	29.48
Vested	(0.3)	23.36
Forfeited	—	—
Outstanding at March 31, 2017	2.6	$29.86
Tax benefits on the vesting of restricted stock were $0.5 million for the three months ended March 31, 2017.
At March 31, 2017, there was $32.9 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 2.2 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	0.3	$27.74
Granted	0.3	38.11
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2017	0.6	$31.08
At March 31, 2017, there was $16.2 million of unamortized expense relating to unvested performance stock awards and performance share units that are expected to be amortized over a weighted average period of 2.5 years.
(8)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended March 31,
	2017	2016
Foreign exchange (gains) losses, net	$(1.2)	$7.5
Other miscellaneous expense (income), net	(0.4)	0.5
Total	$(1.6)	$8.0
Net exchange (gains) losses for the three months ended March 31, 2017 and 2016 included losses of $1.5 million and $7.1 million, respectively, related to the remeasurement of the net monetary assets of our Venezuelan subsidiary as discussed further in Note 20.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Effective Tax Rate	13.1%	29.6%
The lower effective tax rate for the three months ended March 31, 2017 was primarily due to the favorable impact of the tax benefits associated with current year excess tax benefits related to stock-based compensation of $5.8 million compared to $1.2 million for the three months ended March 31, 2017 and 2016, respectively, as well as the net favorable impact of earnings where the statutory rate is lower than the U.S. Federal statutory rate. The effective tax rate for the three months ended March 31, 2016 has been amended to reflect the adoption of ASU 2016-09, resulting in a decrease of 2.7% from the originally filed 32.3%.
The effective tax rate for the three months ended March 31, 2017 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, currency exchange losses and current year excess tax benefits related to stock-based compensation. These adjustments were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized and non-deductible expenses and interest.
(10)    NET INCOME PER COMMON SHARE
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

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016(1)
Net income attributable to controlling interests	$64.1	$30.9
Basic weighted average shares outstanding	239.8	237.1
Diluted weighted average shares outstanding	246.1	243.4
Earnings per common share:
Basic net income per share	$0.27	$0.13
Diluted net income per share	$0.26	$0.13
(1) Net income per common share for the three months ended March 31, 2016 is inclusive of effects of the adoption of ASU 2016-09, discussed further at Note 1, which increased diluted weighted average shares outstanding by 1.8 million shares.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2017 and 2016 were 1.6 million and 1.9 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(11)    ACCOUNTS AND NOTES RECEIVABLE, NET

	March 31, 2017	December 31, 2016
Accounts receivable—trade, net	$735.2	$640.4
Notes receivable	48.4	68.7
Other	88.6	92.8
Total	$872.2	$801.9
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $13.9 million and $13.7 million at March 31, 2017 and December 31, 2016, respectively. Bad debt expense, within selling, general and administration expenses, was $0.7 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
(12)    INVENTORIES

	March 31, 2017	December 31, 2016
Finished products	$326.2	$315.2
Semi-finished products	93.6	87.5
Raw materials and supplies	139.3	127.0
Total	$559.1	$529.7
Stores and supplies inventories of $21.4 million and $20.2 million at March 31, 2017 and December 31, 2016, respectively.
(13) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $43.3 million and $41.7 million for the three months ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
Property, plant and equipment	$2,005.1	$1,933.0
Accumulated depreciation	(670.7)	(617.3)
Property, plant and equipment, net	$1,334.4	$1,315.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(14)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2017	December 31, 2016
2023 Dollar Term Loans	$1,541.1	$1,545.0
2023 Euro Term Loans	428.3	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	359.6	349.7
2025 Euro Senior Notes	483.0	469.8
Short-term and other borrowings	51.3	39.8
Unamortized original issue discount	(9.3)	(10.0)
Unamortized deferred financing costs	(46.7)	(48.0)
	$3,307.3	$3,263.9
Less:
Short term borrowings	$9.2	$8.3
Current portion of long-term borrowings	19.8	19.6
Long-term debt	$3,278.3	$3,236.0
Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Second Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect wholly-owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "U.S. Borrower", executed the second amendment to the Senior Secured Credit Facilities (the "Second Amendment"). The Second Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "2020 Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "2020 Euro Term Loans" and, together with the 2020 Dollar Term Loans, the "2020 Term Loans").
On December 15, 2016 (the "Fourth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fourth amendment to the Senior Secured Credit Facilities (the "Fourth Amendment"). The Fourth Amendment (i) converted all of the outstanding 2020 Dollar Term Loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding 2020 Euro Term Loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans" and with the Revolving Credit Facility (as defined herein), the "Senior Secured Credit Facilities").
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Prior to the Fourth Amendment, interest on the 2020 Dollar Term Loans was subject to a floor of 1.00%, plus an applicable rate. The applicable rate for such 2020 Dollar Term Loans was 3.00% per annum for Eurocurrency Rate Loans and 2.00% per annum for Base Rate Loans. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans was subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the Credit Agreement governing the Senior Secured Credit Facilities is less than or equal to 4.50:1.00. The 2020 Euro Term Loans were also subject to a floor of 1.00%, plus an applicable rate. The applicable rate for such 2020 Euro Term Loans was 3.25% per annum for Eurocurrency Rate Loans. The 2020 Euro Term Loans were not to be Base Rate Loans. The applicable rate was subject to a further 25 basis point reduction if the Total Net Leverage Ratio was less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the 2020 Dollar Term Loans and 3.00% for the 2020 Euro Term Loans through the Fourth Amendment Effective Date.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B. V. ("Dutch A B.V.") and the guarantors. The 2023 Term Loans mature on February 1, 2023. Principal is paid quarterly on both the 2023 Term Loans based on 1% per annum of the original principal amount outstanding on the Fourth Amendment Effective Date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of March 31, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Senior Secured Credit Facilities (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At March 31, 2017, the financial covenant is not applicable as there were no borrowings.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

There have been no borrowings outstanding on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At March 31, 2017 and December 31, 2016, letters of credit issued under the Revolving Credit Facility totaled $21.3 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.7 million at both March 31, 2017 and December 31, 2016.
Significant Terms of the 2021 Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million in aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "2021 Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million in aggregate principal amount of 5.750% senior secured notes due 2021 (the "2021 Euro Senior Notes" and, together with the Dollar Senior Notes, the "2021 Senior Notes") and related guarantees thereof. The 2021 Senior Notes were unconditionally guaranteed on a senior basis by Dutch A B.V. and certain of the Issuers’ subsidiaries.
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
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("New U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes” and with the 2025 Euro Senior Notes, the “New Senior Notes”, each of which is described in detail below), for the primary purpose of redeeming the 2021 Dollar Senior Notes. Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V., an indirect, wholly owned subsidiary of the Company (“Parent Guarantor”).
In addition, on September 27, 2016, the Dutch Issuer issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”) for the primary purpose of redeeming the 2021 Euro Senior Notes and the partial prepayment of the 2020 Euro Term Loans. Consistent with the original terms of the 2021 Euro Senior Notes, we extinguished the principal at a redemption price equal to 104.313%.
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

Period	2024 Dollar Senior Notes Percentage
2019	103.656%
2020	102.438%
2021	101.219%
2022 and thereafter	100.000%

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
(ii) 2024 Euro Senior Notes
The 2024 Euro Senior Notes were issued at par and are due August 15, 2024. The 2024 Euro Senior Notes bear interest at 4.250% and are payable semi-annually on February 15 and August 15. We have the option to redeem all or part of the 2024 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15 of the years indicated:

Period	2024 Euro Senior Notes Percentage
2019	103.188%
2020	102.125%
2021	101.063%
2022 and thereafter	100.000%
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% and are payable semi-annually on January 15 and July 15. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15 of the years indicated:

Period	2025 Euro Senior Notes Percentage
2019	102.813%
2020	101.875%
2021	100.938%
2022 and thereafter	100.000%
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2017.

Remainder of 2017	$24.2
2018	21.4
2019	20.6
2020	20.5
2021	20.4
Thereafter	3,227.8
$3,334.9
The table above excludes $28.4 million of debt associated with our build-to-suit lease arrangement and our sale-leaseback financing that will not be settled with cash.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at March 31, 2017 and December 31, 2016 were $4.5 million and $4.4 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at March 31, 2017 were $515.0 million, $382.0 million and $507.1 million, respectively. The fair values at December 31, 2016 were $500.0 million, $363.8 million and $472.2 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the New Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans at March 31, 2017 were $1,554.6 million and $430.4 million, respectively. The fair values at December 31, 2016 were $1,560.5 million and $421.8 million, respectively. The estimated fair values of the 2023 Term Loans are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the 2023 Term Loans, these inputs are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. The fair value of contingent consideration at March 31, 2017 was $12.2 million, which included a $1.7 million gain associated with a fair value adjustment for the three months ended March 31, 2017. The fair value of contingent consideration at December 31, 2016 was $10.0 million. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
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
Derivative Instruments Qualifying and Designated as Cash Flow Hedges
During the year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge the variable interest rate exposures related under the Senior Secured Credit Facilities. The interest rate swaps are in place until September 29, 2017.
During the three months ended March 31, 2017, we entered into three 1.5% interest rate caps with aggregate notional amounts totaling $600 million to hedge the variable interest rate exposures on our 2023 Dollar Term Loans. These caps are effective beginning September 30, 2017 through December 31, 2019 and include an aggregate deferred premium of $8.6 million which will be paid through quarterly payments over the term of the cap.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	March 31, 2017	December 31, 2016
Prepaid and other assets:
Interest rate swaps	$0.7	$0.1
Total assets	$0.7	$0.1
Other accrued liabilities:
Interest rate swaps	$0.4	$0.8
Interest rate caps	$1.5	$—
Other liabilities
Interest rate caps	$0.5	$—
Total liabilities	$2.4	$0.8
For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.
The following tables set forth the locations and amounts recognized during the three months ended March 31, 2017 and 2016 for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships for the three months ended March 31, 2017:	Net Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$(0.6)	Interest expense, net	$0.5	Interest expense, net	$1.6

Derivatives in Cash Flow Hedging Relationships for the three months ended March 31, 2016:	Net Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$2.2	Interest expense, net	$1.6	Interest expense, net	$2.4
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other (income) expense, net in the condensed consolidated statement of operations.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

During the three months ended March 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective beginning September 30, 2017 through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	March 31, 2017	December 31, 2016
Prepaid and other assets:
Foreign currency contracts	$0.7	$0.1
Other assets
Interest rate caps	$0.3	$—
Total assets	$1.0	$0.1
Other accrued liabilities:
Foreign currency contracts	$—	$0.5
Total liabilities	$—	$0.5
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2017	2016
Interest rate caps	Interest expense	$0.3	$—
Foreign currency forward contracts	Other (income) expense, net	$0.1	$2.4
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Three Months Ended March 31,
	2017	2016
Performance Coatings
Refinish	$388.6	$378.7
Industrial	197.8	164.3
Total Net sales Performance Coatings	586.4	543.0
Transportation Coatings
Light Vehicle	340.0	329.4
Commercial Vehicle	81.4	83.2
Total Net sales Transportation Coatings	421.4	412.6
Total Net sales	$1,007.8	$955.6
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2017
Net sales (1)	$586.4	$421.4	$1,007.8
Equity in earnings in unconsolidated affiliates	0.1	0.1	0.2
Adjusted EBITDA (2)	116.9	86.2	203.1
Investment in unconsolidated affiliates	2.9	11.3	14.2

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2016
Net sales (1)	$543.0	$412.6	$955.6
Equity in earnings in unconsolidated affiliates	0.1	0.1	0.2
Adjusted EBITDA (2)	110.1	84.7	194.8
Investment in unconsolidated affiliates	4.1	11.5	15.6

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$75.8	$45.2
Interest expense, net	35.8	50.1
Depreciation and amortization	82.4	76.0
EBITDA	194.0	171.3
Foreign exchange remeasurement (gains) losses (a)	(1.2)	7.5
Long-term employee benefit plan adjustments (b)	0.4	0.6
Termination benefits and other employee related costs (c)	0.8	1.9
Consulting and advisory fees (d)	(0.1)	3.0
Transactional costs (gains) (e)	(1.0)	—
Stock-based compensation (f)	10.4	10.2
Other adjustments (g)	0.2	1.8
Dividends in respect of noncontrolling interest (h)	(0.4)	(1.5)
Adjusted EBITDA	$203.1	$194.8

(a)
Eliminates foreign exchange (gains) losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(b)	Eliminates the non-cash non-service cost components of long-term employee benefit costs.

(c)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(d)
Represents fees paid to consultants, and associated true-ups to estimates, for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(f)	Represents non-cash costs associated with stock-based compensation.

(g)
Represents certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our business combinations.

(h)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not wholly owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(18)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2017 and 2016, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,136.1	$121.5	$1,257.6
Net income	64.1	1.8	65.9
Other comprehensive income, net of tax	40.6	0.9	41.5
Recognition of stock-based compensation	10.4	—	10.4
Exercise of stock options	8.8	—	8.8
Dividends paid to noncontrolling interests	—	(0.4)	(0.4)
Balance at March 31, 2017	$1,260.0	$123.8	$1,383.8

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2015	$1,073.7	$67.5	$1,141.2
Cumulative effect of an accounting change (1)	$43.9	$—	$43.9
Balance at January 1, 2016	$1,117.6	$67.5	$1,185.1
Net income	30.9	0.9	31.8
Other comprehensive income, net of tax	13.8	—	13.8
Recognition of stock-based compensation	10.2	—	10.2
Exercise of stock options	6.7	—	6.7
Dividends paid to noncontrolling interests	—	(1.5)	(1.5)
Balance at March 31, 2016	$1,179.2	$66.9	$1,246.1
(1) January 1, 2016 balance was adjusted at December 31, 2016 to reflect the impact of the adoption of ASU 2016-09, as discussed in Note 1.
(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	39.7	—	—	(0.8)	38.9
Reclassifications from AOCI to Net income	—	0.6	—	1.1	1.7
Net Change	39.7	0.6	—	0.3	40.6
Balance at March 31, 2017	$(252.5)	$(56.0)	$0.4	$(1.7)	$(309.8)
The income tax benefit related to the changes in pension and other long-term employee benefits for the three months ended March 31, 2017 was $0.1 million. The cumulative income tax benefit related to the adjustment for pension at March 31, 2017 was $19.2 million. The income tax provision related to the change in the unrealized loss on derivatives for the three months ended March 31, 2017 was $0.3 million. The cumulative income tax benefit related to the adjustment for unrealized loss on derivatives at March 31, 2017 was $0.8 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	15.7	—	(0.4)	(2.4)	12.9
Reclassifications from AOCI to Net income	—	(0.1)	—	1.0	0.9
Net Change	15.7	(0.1)	(0.4)	(1.4)	13.8
Balance at March 31, 2016	$(217.1)	$(33.5)	$(0.3)	$(4.6)	$(255.5)
The income tax benefit related to the changes in pension and long-term employee benefits for the three months ended March 31, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustment for pension benefits at March 31, 2016 was $13.4 million. The income tax benefit related to the change in the unrealized loss on derivatives for the three months ended March 31, 2016 was $0.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2016 was $2.7 million.
(20)    VENEZUELA
Venezuela Currency Devaluation
As a result of challenging economic conditions, Venezuela’s foreign currency exchange mechanisms have continued to develop which have impacted our Venezuelan operations.
In March 2016, the Venezuelan government enacted additional changes to its foreign currency exchange regime. The changes resulted in a reduction of its three-tiered exchange rate system to two tiers by eliminating the SICAD rate. At March 31, 2016, these changes resulted in the devaluation of the official DIPRO rate (formerly CENCOEX) to 10.0 Venezuelan bolivars to 1.0 U.S. dollar from 6.3 Venezuelan bolivars to 1.0 U.S. dollar, while also creating a replacement floating supplementary market exchange rate, DICOM, which fully replaced SIMADI, valued at 270.5 Venezuelan bolivars to 1.0 U.S. dollar. DICOM is intended to provide limited access to a free market rate of exchange. At both December 31, 2016 and March 31, 2017 the exchange rate for DIPRO remained at 10.0 Venezuelan bolivars to 1.0 U.S. dollar. At December 31, 2016 and March 31, 2017 the exchange rate for DICOM was 673.8 Venezuelan bolivars to 1.0 U.S. dollar and 709.4 Venezuelan bolivars to 1.0 U.S. dollar, respectively.
We believe that significant uncertainty still exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism.
At March 31, 2017, we continue to believe that the DICOM rate is the appropriate rate to use in the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary, which is a U.S. dollar functional entity.
The impacts of currency exchange attributable to our Venezuelan subsidiary for the three months ended March 31, 2017 and 2016 were losses of $1.5 million and $7.1 million, respectively.
Venezuela Financial Results and Impairment Considerations
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At March 31, 2017 and December 31, 2016, our Venezuelan subsidiary had total assets of $73.7 million and $82.7 million, respectively, and total liabilities of $42.5 million and $42.3 million, respectively. Total liabilities includes $34.5 million and $32.8 million of intercompany liabilities designated in U.S. dollars as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, total non-monetary assets, net, were $35.6 million and $34.8 million, respectively.
For the three months ended March 31, 2017 and 2016, our Venezuelan subsidiary's net sales represented $1.9 million and $9.9 million of the Company's consolidated net sales, respectively. For the three months ended March 31, 2017 and 2016, our Venezuelan subsidiary represented a loss of $2.0 million and income of $3.5 million of our consolidated income from operations, respectively.
(21)     SUBSEQUENT EVENTS
In April 2017 we announced our entrance into a definitive agreement with The Valspar Corporation ("Valspar") and The Sherwin-Williams Company to acquire the assets related to Valspar’s North American Industrial Wood Coatings business for $420.0 million, expected to be funded through a committed additional tranche of the Senior Secured Credit Facilities. In 2016, the business had revenues of approximately $225.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this quarterly report. These statements include those that related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
FORWARD-LOOKING STATEMENTS
Many statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	weather conditions that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	risks of the loss of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including cyber security risks;

•	risks associated with our non-U.S. operations, including our Venezuelan operations;

•	currency-related risks, including those associated with our Venezuelan operations;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	litigation and other commitments and contingencies;

•	our ability to recruit and retain the experienced and skilled personnel we need to compete;

•	unexpected liabilities under any pension plans applicable to our employees;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	the risk of impairment charges related to goodwill, identifiable intangible assets and fixed assets;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	the amount of the costs, fees, expenses and charges related to being a public company;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•
other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 44 manufacturing facilities, 4 technology centers, 47 customer training centers and over 13,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 5.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, driven primarily by volume growth of 8.9% across all regions and end-markets. Recent acquisition, inclusive of acquisitions that occurred subsequent to March 31, 2016, contributed volumes of 4.5% of the increase. Offsetting these increases were slight declines in average selling prices resulting from pricing pressures in select regions which contributed to decreases of 1.2%. Unfavorable currency translation contributed to a further decline of net sales of 2.2%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales excluding currency translation increased approximately 11% driven primarily by stronger volumes in our industrial end-market, including the impacts of our recent acquisitions combined with organic growth across North America and Asia.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 3% driven by stronger volumes in our light vehicle end-market across all regions. These volume increases were offset by lower average selling prices primarily in North America and Asia.

Our business serves four end-markets globally with net sales for the three months ended March 31, 2017 and 2016 as follows:

(In millions)	Three Months Ended March 31,		2017 vs 2016
	2017	2016	% change
Performance Coatings
Refinish	$388.6	$378.7	2.6%
Industrial	197.8	164.3	20.4%
Total Net sales Performance Coatings	586.4	543.0	8.0%
Transportation Coatings
Light Vehicle	340.0	329.4	3.2%
Commercial Vehicle	81.4	83.2	(2.2)%
Total Net sales Transportation Coatings	421.4	412.6	2.1%
Total Net sales	$1,007.8	$955.6	5.5%
Acquisitions Highlights
During the three months ended March 31, 2017, we successfully completed two strategic business acquisitions in North America that benefit our Performance Coatings business. Our 2017 aggregate spending for these acquisitions was $56.9 million, net of cash acquired, and contributed $8.9 million to net sales during the three months ended March 31, 2017.
Other Highlights
In March 2017, our Board of Directors authorized a common share repurchase program of up to $675.0 million. We expect the share repurchases to be made from time to time in the open market or through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations and approvals. The pace of repurchase activity will be subject to our discretion, and will be based upon market conditions and other capital allocation decisions, while incorporating key factors including cash balances and needs of the business, cash flow from operations, stock price, and acquisition opportunities. There is no expiration date on the share repurchase program.

Factors Affecting Our Operating Results
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table reconciles net income to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$65.9	$31.8
Interest expense, net	35.8	50.1
Provision for income taxes	9.9	13.4
Depreciation and amortization	82.4	76.0
EBITDA	194.0	171.3
Foreign exchange remeasurement (gains) losses (a)	(1.2)	7.5
Long-term employee benefit plan adjustments (b)	0.4	0.6
Termination benefits and other employee related costs (c)	0.8	1.9
Consulting and advisory fees (d)	(0.1)	3.0
Transactional costs (gains) (e)	(1.0)	—
Stock-based compensation (f)	10.4	10.2
Other adjustments (g)	0.2	1.8
Dividends in respect of noncontrolling interest (h)	(0.4)	(1.5)
Adjusted EBITDA	$203.1	$194.8

(a)
Eliminates foreign exchange (gains) losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(b)	Eliminates the non-cash non-service cost components of long-term employee benefit costs.

(c)
Represents expenses primarily related to employee termination benefits including our initiative to improve the overall cost structure within the European region as well as costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(d)
Represents fees paid to consultants, and associated true-ups to estimates, for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(f)	Represents non-cash costs associated with stock-based compensation.

(g)
Represents certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments and non-cash fair value inventory adjustments associated with our business combinations.

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
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$1,007.8	$955.6
Other revenue	5.9	6.0
Total revenue	1,013.7	961.6
Cost of goods sold	641.1	606.4
Selling, general and administrative expenses	225.3	219.1
Research and development expenses	15.6	12.6
Amortization of acquired intangibles	21.7	20.2
Income from operations	110.0	103.3
Interest expense, net	35.8	50.1
Other (income) expense, net	(1.6)	8.0
Income before income taxes	75.8	45.2
Provision for income taxes	9.9	13.4
Net income	65.9	31.8
Less: Net income attributable to noncontrolling interests	1.8	0.9
Net income attributable to controlling interests	$64.1	$30.9
Net sales
Net sales increased $52.2 million, or 5.5%, to $1,007.8 million for the three months ended March 31, 2017, as compared to net sales of $955.6 million for the three months ended March 31, 2016. Our net sales increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due primarily to increases in sales volumes of 8.9% across both segments in all regions. Recent acquisitions contributed 4.5% to the volume increase. This increase was partially offset by lower average sales prices in North America and Asia, which contributed to a 1.2% decrease, and unfavorable impacts of currency translation, which reduced net sales by 2.2% due primarily to the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Other revenue
Other revenue remained relatively consistent at $5.9 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $34.7 million, or 5.7%, to $641.1 million for the three months ended March 31, 2017 compared to $606.4 million for the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from higher volumes of 8.9% which include the impacts from our recent acquisitions. The increase in volumes was offset slightly due to the benefit of currency translation resulting from the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, which contributed to a 1.2% decrease. Cost of sales as a percentage of net sales remained relatively consistent at 63.6% for the three months ended March 31, 2017 compared to 63.5% for the three months ended March 31, 2016.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.2 million, or 2.8%, to $225.3 million for the three months ended March 31, 2017 compared to $219.1 million for the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from our focus on opportunities to expand our market presence and invest in commercial capabilities, as well as increases of $5.6 million resulting from our recent acquisitions. Selling, general and administrative expenses for the three months ended March 31, 2017 included $1.4 million of costs related to our cost-savings initiatives as compared to $4.9 million of costs for the three months ended March 31, 2016, resulting in a decrease of $3.5 million over the comparable period. Further offsetting the increase was the favorable impact of currency exchange during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which contributed to a 2.1% reduction in selling, general and administrative expenses due primarily to the impact of the weakening Euro and certain countries within Latin America and Asia compared to the U.S. dollar.
Research and development expenses
Research and development increased $3.0 million, or 23.8%, to $15.6 million for the three months ended March 31, 2017 compared to $12.6 million for the three months ended March 31, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products as well as sourcing additional internal capabilities, as well as the impacts from our recent acquisitions. This increase was partially offset due to favorable impacts of currency exchange resulting from the weakening Euro and certain currencies in Latin America and Asia against the U.S. dollar, which contributed a 3.4% decrease.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $1.5 million, or 7.4%, to $21.7 million for the three months ended March 31, 2017 compared to $20.2 million for the three months ended March 31, 2016. This increase was attributable to amortization of the definite-lived intangible assets acquired through our recent acquisitions, offset slightly by the impacts of the weakening of certain currencies compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $14.3 million, or 28.5%, to $35.8 million for the three months ended March 31, 2017 compared to $50.1 million for the three months ended March 31, 2016. The decrease was driven by the prepayments of principal balances associated with our Term Loans in 2016 combined with the refinancing of our indebtedness during 2016 which reduced the overall interest rates of our debt portfolio.
Other (income) expense, net
Other (income) expense, net decreased $9.6 million, or 120.0%, to income of $1.6 million for the three months ended March 31, 2017 compared to expense of $8.0 million for the three months ended March 31, 2016. Foreign exchange (gains) losses, net decreased $8.7 million to gains of $1.2 million during the three months ended March 31, 2017 compared to losses of $7.5 million for the three months ended March 31, 2016. The decrease was primarily associated with exchange losses during the three months ended March 31, 2016 driven by certain currencies within Latin America, which did not occur during the three months ended March 31, 2017.
Furthering this decrease in expense was the absence of losses of $2.4 million on our derivative instruments associated with our foreign currency contracts, which resulted in decreases of $2.3 million for the three months ended March 31, 2016 compared to losses of $0.1 million for the three months ended March 31, 2017.
Provision for income taxes
We recorded a provision for income taxes of $9.9 million for the three months ended March 31, 2017, which represents a 13.1% effective tax rate in relation to the income before income taxes of $75.8 million. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. Federal statutory rate by 21.9%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $11.2 million, current year excess tax benefits related to stock-based compensation of $5.8 million and we recognized a benefit of $7.2 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $4.0 million and non-deductible expenses and interest of $3.7 million.

We recorded a provision for income taxes of $13.4 million for the three months ended March 31, 2016, which represents a 29.6% effective tax rate in relation to the income before income taxes of $45.2 million. The effective tax rate for the three months ended March 31, 2016 differs from the U.S. Federal statutory rate by 5.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $5.3 million and we recognized a benefit of $5.3 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $7.5 million and non-deductible expenses and interest of $1.8 million. The provision for income taxes for the three months ended March 31, 2016 has been amended to reflect the adoption of ASU 2016-09, resulting in a decrease of the provision of $1.2 million from the originally filed $14.6 million.
SEGMENT RESULTS
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(In millions)	2017	2016
Net Sales
Performance Coatings	$586.4	$543.0
Transportation Coatings	421.4	412.6
Total	$1,007.8	$955.6
Segment Adjusted EBITDA
Performance Coatings	$116.9	$110.1
Transportation Coatings	86.2	84.7
Total	$203.1	$194.8
Performance Coatings Segment
Net sales increased $43.4 million, or 8.0%, to $586.4 million for the three months ended March 31, 2017 compared to net sales of $543.0 million for the three months ended March 31, 2016. The increase in net sales during the three months ended March 31, 2017 was primarily driven by an 11.0% increase in sales volumes across both end-markets, offset by unfavorable impacts of currency exchange related to the weakening Euro and certain currencies within Latin America and Asia, which contributed to a 3.0% reduction in net sales. Volume growth included a 6.7% benefit from our recent acquisitions. Average selling prices remained consistent with the comparable period.
Adjusted EBITDA increased $6.8 million, or 6.2%, to $116.9 million for the three months ended March 31, 2017 compared to Adjusted EBITDA of $110.1 million for the three months ended March 31, 2016. The increase in Adjusted EBITDA for the three months ended March 31, 2017 was primarily driven by increases in sales volumes, including the impacts of our recent acquisitions, and lower variable costs. This increase was partially offset by higher operating costs combined with the unfavorable impacts of the weakening of the Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Transportation Coatings Segment
Net sales increased $8.8 million, or 2.1%, to $421.4 million for the three months ended March 31, 2017 compared to net sales of $412.6 million for the three months ended March 31, 2016. The increase in net sales for the three months ended March 31, 2017 was primarily driven by a 6.1% increase in sales volumes across both end-markets and all regions, offset by decreases in average selling price across both end-markets, which resulted in declines in net sales of 2.9%. Unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Asia compared to the U.S. dollar further contributed to a 1.1% reduction in net sales.
Adjusted EBITDA increased $1.5 million, or 1.8%, to $86.2 million for the three months ended March 31, 2017 compared to Adjusted EBITDA of $84.7 million for the three months ended March 31, 2016. The increase in Adjusted EBITDA during the three months ended March 31, 2017 was driven by increases in sales volumes across all regions and lower variable costs in both end-markets. This increase was partially offset by higher operating costs combined with lower average selling prices and the unfavorable impacts of the weakening of the Euro and certain currencies within Asia compared to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2017, availability under the Revolving Credit Facility was $378.7 million, net of $21.3 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At March 31, 2017, we had $7.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.8 million.
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
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited our ability to convert Venezuelan bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 0.9% and 0.5% of the consolidated cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively, were held in Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
Cash Flows
Three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash used for:
Operating activities:
Net income	$65.9	$31.8
Depreciation and amortization	82.4	76.0
Deferred income taxes	—	(3.3)
Stock-based compensation	10.4	10.2
Amortization of financing costs and original issue discount	2.1	5.1
Foreign exchange losses	(3.7)	7.5
Other non-cash items	(0.3)	(2.9)
Net income adjusted for non-cash items	156.8	124.4
Changes in operating assets and liabilities	(161.5)	(137.7)
Operating activities	(4.7)	(13.3)
Investing activities	(89.4)	(43.2)
Financing activities	(4.6)	(7.0)
Effect of exchange rate changes on cash	2.6	(1.9)
Net decrease in cash and cash equivalents	$(96.1)	$(65.4)
Three Months Ended March 31, 2017
Net Cash Used for Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $4.7 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $156.8 million. This was partially offset by net increases in working capital of $161.5 million. The most significant drivers in working capital were increases in accounts receivable of $62.5 million related to the seasonal timing of sales, and decreases in other accrued liabilities of $54.8 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in inventory and other assets of $38.7 million due to increased inventory builds to support ongoing operational demands.

Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2017 was $89.4 million. This use was comprised of business acquisitions of $56.9 million, purchases of property, plant and equipment of $32.3 million and net cash used for other investing activities of $0.2 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2017 was $4.6 million. This change was driven by repayments of short-term borrowings and Term Loans of $2.3 million and $5.0 million, respectively. Other payments consisted of payments on financing-related costs of $2.3 million, payments for deferred acquisition-related consideration of $3.4 million and dividends paid to noncontrolling interests of $0.4 million. Offsetting these payments was cash received from stock option exercises for $8.8 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2017 were $2.6 million, which was driven by favorable exchange impacts from various foreign currencies, was slightly offset by unfavorable impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary of $0.2 million.
Three Months Ended March 31, 2016
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2016 was $13.3 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $124.4 million. This was partially offset by net increases in working capital of $137.7 million. The most significant driver in working capital was a decrease in other accrued liabilities of $69.9 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in accounts receivable, inventory and other assets of $47.8 million due to the normal seasonality impact of sales during the three months ended March 31, 2016 and increased inventory builds to support ongoing operational demands.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2016, was $43.2 million. This use was comprised of purchases of property, plant and equipment of $40.3 million and net cash used for other investing activities of $2.9 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2016 was $7.0 million. The change was primarily driven by repayments of short-term borrowings and Term Loans of $0.3 million and $6.9 million. Offsetting these payments was cash received from stock option exercises for $2.0 million. Dividends paid to noncontrolling interests totaled $1.5 million for the three months ended March 31, 2016.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2016 were $1.9 million primarily driven by the impacts on cash resulting from the change in our translation for our Venezuelan subsidiary of $4.6 million, which was offset by favorable exchange impacts from other foreign currencies.
Financial Condition
We had cash and cash equivalents at March 31, 2017 and December 31, 2016 of $439.1 million and $535.4 million, respectively. Of these balances, $233.2 million and $366.7 million were maintained in non-U.S. jurisdictions as of March 31, 2017 and December 31, 2016, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	March 31, 2017	December 31, 2016
2023 Dollar Term Loans	$1,541.1	$1,545.0
2023 Euro Term Loans	428.3	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	359.6	349.7
2025 Euro Senior Notes	483.0	469.8
Short-term and other borrowings	51.3	39.8
Unamortized original issue discount	(9.3)	(10.0)
Unamortized deferred financing costs	(46.7)	(48.0)
	$3,307.3	$3,263.9
Less:
Short term borrowings	$9.2	$8.3
Current portion of long-term borrowings	19.8	19.6
Long-term debt	$3,278.3	$3,236.0
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 14 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. At both March 31, 2017 and December 31, 2016, we had total availability under the Revolving Credit Facility of $378.7 million all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the Company’s contractual obligations since December 31, 2016.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2017.

(In millions)
Remainder of 2017	$24.2
2018	21.4
2019	20.6
2020	20.5
2021	20.4
Thereafter	3,227.8
Total	$3,334.9
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. As of March 31, 2017 and December 31, 2016 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Guidance
See Note 2 "Recent Accounting Guidance" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 3 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

AXALTA COATING SYSTEMS LTD.

Date: April 26, 2017	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: April 26, 2017	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2017	By: /s/ Sean M. Lannon
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