Form 10-Q
period 2017-06-30
Axalta Coating Systems Ltd.
filed 2017-08-03
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 27, 2017, there were 243,164,757 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,088.5	$1,063.6	$2,096.3	$2,020.8
Other revenue	6.1	7.0	12.0	13.0
Total revenue	1,094.6	1,070.6	2,108.3	2,033.8
Cost of goods sold	690.0	649.0	1,331.1	1,255.4
Selling, general and administrative expenses	246.1	237.7	471.4	456.8
Venezuela deconsolidation charge	70.9	—	70.9	—
Research and development expenses	16.4	14.1	32.0	26.7
Amortization of acquired intangibles	23.8	20.3	45.5	40.5
Income from operations	47.4	149.5	157.4	254.4
Interest expense, net	35.6	47.8	71.4	97.9
Other expense, net	21.2	32.8	19.6	40.8
Income (loss) before income taxes	(9.4)	68.9	66.4	115.7
Provision for income taxes	9.5	16.6	19.4	30.6
Net income (loss)	(18.9)	52.3	47.0	85.1
Less: Net income attributable to noncontrolling interests	1.9	1.6	3.7	2.5
Net income (loss) attributable to controlling interests	$(20.8)	$50.7	$43.3	$82.6
Basic net income (loss) per share	$(0.09)	$0.21	$0.18	$0.35
Diluted net income (loss) per share	$(0.09)	$0.21	$0.18	$0.34
Basic weighted average shares outstanding	240.9	237.7	240.4	237.4
Diluted weighted average shares outstanding	240.9	244.3	246.5	243.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(18.9)	$52.3	$47.0	$85.1
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	27.2	(13.6)	67.8	2.1
Unrealized gain (loss) on securities	(0.3)	0.1	(0.3)	(0.3)
Unrealized gain (loss) on derivatives	(1.9)	0.5	(1.3)	(1.7)
Unrealized gain on pension plan obligations	8.8	0.2	9.3	0.1
Other comprehensive income (loss), before tax	33.8	(12.8)	75.5	0.2
Income tax (benefit) related to items of other comprehensive income (loss)	(2.4)	(0.8)	(2.6)	—
Other comprehensive income (loss), net of tax	31.4	(13.6)	72.9	0.2
Comprehensive income	12.5	38.7	119.9	85.3
Less: Comprehensive income attributable to noncontrolling interests	2.0	1.4	4.7	2.3
Comprehensive income attributable to controlling interests	$10.5	$37.3	$115.2	$83.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$482.1	$535.4
Restricted cash	2.9	2.7
Accounts and notes receivable, net	961.4	801.9
Inventories	580.1	529.7
Prepaid expenses and other	68.5	50.3
Total current assets	2,095.0	1,920.0
Property, plant and equipment, net	1,370.7	1,315.7
Goodwill	1,219.3	964.1
Identifiable intangibles, net	1,436.5	1,130.3
Other assets	535.6	536.1
Total assets	$6,657.1	$5,866.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$489.9	$474.2
Current portion of borrowings	35.5	27.9
Other accrued liabilities	456.2	440.0
Total current liabilities	981.6	942.1
Long-term borrowings	3,823.4	3,236.0
Accrued pensions	262.9	249.1
Deferred income taxes	164.5	160.2
Other liabilities	33.2	32.2
Total liabilities	5,265.6	4,619.6
Commitments and contingencies (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 243.0 and 240.5 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	241.5	239.3
Capital in excess of par	1,326.3	1,294.3
Accumulated deficit	(14.8)	(58.1)
Treasury shares, at cost	(8.3)	—
Accumulated other comprehensive loss	(278.5)	(350.4)
Total Axalta shareholders’ equity	1,266.2	1,125.1
Noncontrolling interests	125.3	121.5
Total shareholders’ equity	1,391.5	1,246.6
Total liabilities and shareholders’ equity	$6,657.1	$5,866.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$47.0	$85.1
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	167.3	154.6
Amortization of deferred financing costs and original issue discount	4.2	10.1
Debt extinguishment and refinancing related costs	12.4	2.3
Deferred income taxes	(12.9)	(7.2)
Realized and unrealized foreign exchange (gains) losses, net	(2.4)	26.0
Stock-based compensation	21.3	21.6
Asset impairments	3.2	10.5
Loss on deconsolidation of Venezuela	70.9	—
Other non-cash, net	2.8	(2.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(128.9)	(89.7)
Inventories	(5.1)	13.4
Prepaid expenses and other	(60.9)	(20.2)
Accounts payable	(6.3)	4.0
Other accrued liabilities	(13.4)	(15.2)
Other liabilities	(5.1)	(6.4)
Cash provided by operating activities	94.1	186.0
Investing activities:
Business acquisitions	(533.3)	—
Purchase of property, plant and equipment	(57.4)	(64.8)
Reduction of cash due to Venezuela deconsolidation	(4.3)	—
Other investing activities	(0.3)	(2.4)
Cash used for investing activities	(595.3)	(67.2)
Financing activities:
Proceeds from long term borrowings	456.4	—
Payments on short-term borrowings	(4.4)	(5.5)
Payments on long-term borrowings	(6.1)	(113.7)
Financing-related costs	(8.9)	—
Dividends paid to noncontrolling interests	(0.9)	(1.5)
Purchase of treasury stock	(8.3)	—
Proceeds from option exercises	12.9	5.9
Deferred acquisition-related consideration	(3.4)	—
Other financing activities	—	(0.2)
Cash provided by (used for) financing activities	437.3	(115.0)
Increase (decrease) in cash	(63.9)	3.8
Effect of exchange rate changes on cash	10.8	(8.3)
Cash at beginning of period	538.1	487.7
Cash at end of period	$485.0	$483.2

Cash at end of period reconciliation:
Cash and cash equivalents	$482.1	$480.1
Restricted cash	$2.9	$3.1
Cash at end of period	$485.0	$483.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for a full year.
The Acquisition
The acquisition ("Acquisition") by Axalta and certain of its indirect subsidiaries, formed at the direction of an affiliate of The Carlyle Group L.P. ("Carlyle"), of all the capital stock, other equity interests and assets of certain entities which, together with their subsidiaries, comprised the DuPont Performance Coatings business ("DPC"), formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), closed on February 1, 2013.
Venezuela Deconsolidation
During the three months ended June 30, 2017, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements and began accounting for our investment in our 100% owned Venezuelan subsidiary using the cost method of accounting. See Note 21 for additional information.
Accounting Standards - Reclassifications
At December 31, 2016, we elected to early adopt Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows: Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, the condensed consolidated financial statements herein have been retroactively adjusted. These adjustments include a decrease in net cash used for investing activities of $0.4 million for the six months ended June 30, 2016.
At December 31, 2016, we elected to early adopt ASU 2016-09, "Stock Compensation", which provides various areas of simplification surrounding the accounting for stock-based compensation and resulted in retrospective changes to our previously issued condensed consolidated financial statements. The new standard resulted in the recognition of excess tax benefits in our provision for income taxes. Upon adoption, this resulted in a cumulative effect of an accounting change reclassification of $43.9 million to retained earnings (accumulated deficit) on the balance sheet as of January 1, 2016, as reflected in Note 19. It also resulted in a decrease to the tax provision and corresponding increase to net income of $3.2 million and $4.4 million for the previously reported condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016, respectively. The effect on our dilutive shares is disclosed in Note 11.
We retrospectively applied the changes in presentation to the condensed consolidated statements of cash flows and no longer classify excess tax benefits or employee taxes paid for shares withheld as financing activities, which increased net cash provided by operating activities and decreased net cash used in financing activities by $6.7 million for the six months ended June 30, 2016.

Correction of Immaterial Errors to Prior Period Financial Statements
During the quarter ended June 30, 2017, the Company identified and corrected errors that affected previously-issued consolidated and condensed financial statements. Based on an analysis of Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections (“ASC 250”), Staff Accounting Bulletin 99 - Materiality (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the cumulative adjustments on the financial results for the three and six months ended June 30, 2017, we have revised, and will revise annual and interim periods in future filings, our historical presentation of certain amounts in the condensed consolidated financial statements which are described further below.
Revenue Corrections
The Company recognizes revenue from the sale of products to its customers when risk of loss and ownership of the product transfers to the customer.  Ownership transfers either upon shipment of the product or when the product is delivered. In regards to Axalta’s refinish end-market, risk of loss passes upon the sale to its distribution customers.  Subsequent to the sale to distribution customers, when the distribution customers sell the products to collision repair body shops, additional rebates or further pricing concessions can be given to our distribution customers and certain collision repair body shops. The Company previously recorded these additional rebates and pricing concessions at the time of sale from the distributor to the collision repair body shops.  The Company has concluded those rebates and pricing concessions should have been estimated and recorded as a reduction to net sales upon the sale to our distribution customers.
The Company concluded that its accounting policy for the sale to distributors is appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future certain pricing or rebates concessions at the time of shipment.
The Company has corrected the errors in the timing of revenue recognition by estimating those additional rebates and pricing concessions at the time of sale to distribution customers and reducing net sales by $1.5 million ($1.0 million after tax) and increasing net sales by $0.1 million ($0.0 million after tax) for the three and six months ended June 30, 2016, respectively.  The Company will also revise historical annual periods by reducing net sales by $4.7 million ($3.0 million after tax), $3.3 million ($2.1 million after tax), $5.1 million ($3.1 million after tax) and $4.2 million ($2.8 million after tax) for the periods ended December 31, 2016, 2015, 2014 and 2013, respectively. Diluted earnings per share was reduced by $0.01 for the years ended December 31, 2016, 2015, 2014 and 2013, respectively. There was no impact to diluted earnings per share for the three and six months ended June 30, 2016. The after tax impacts noted above had the equivalent impacts on our condensed consolidated statements of comprehensive income for the respective periods. The cumulative impact on the condensed consolidated balance sheet at December 31, 2016 resulted in increases of $22.4 million, $3.1 million, $8.3 million and $11.0 million to other accrued liabilities, goodwill, other assets and accumulated deficit, respectively, as a result of these prior period corrections. Amounts had no impact on the Company’s total cash flows from operations as reported within the historical condensed consolidated statements of cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, "Compensation—Retirement Benefits", which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are in the process of working with our actuarial specialists in assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which eliminates the second step in the goodwill impairment test requiring an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. This standard is not expected to have a material impact on our financial statements unless an impairment indicator is identified in our reporting units.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which sets forth the accounting guidance applicable for revenue recognition. This standard was initially intended to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which delayed the previous effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Companies were allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to the original effective date. We are currently undertaking a process to quantify the impact that this standard will have on our consolidated financial statements and will provide further detail as we progress in our quantification, as well as our determination of the transition method to be adopted. We have reviewed our sales contracts and practices as compared to the new guidance and are working through implementation steps and continue to assess our procedural and policy requirements related to the provisions of this standard. In addition to the expanded disclosures regarding revenue, this guidance may impact timing of revenue recognition in certain arrangements within our Transportation Coatings segment in which we determine effective control over inventory has transferred to the customer upon delivery as compared to consumption under historical consignment arrangements.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(3)    ACQUISITIONS
Acquisition of The Valspar Corporation's North American Industrial Wood Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to preliminary working capital adjustments of $10.7 million (the "Industrial Wood Acquisition"). The Industrial Wood Acquisition was funded through the refinancing of our Dollar Term Loans discussed further at Note 15.
The Industrial Wood business is one of the leading providers of coatings for original equipment manufacturers ("OEM") and aftermarket industrial wood markets, including building products, cabinets, flooring and furniture, in North America. The Industrial Wood Acquisition was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.
At June 30, 2017, we have not finalized the purchase accounting related to the Industrial Wood Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. After preliminary working capital adjustments, the Company paid an aggregate purchase price of $430.7 million, which was comprised of the following:

June 1, 2017
Accounts and notes receivable—trade	$23.3
Inventories	24.9
Prepaid expenses and other	0.2
Property, plant and equipment	23.0
Identifiable intangibles	254.2
Accounts payable	(22.4)
Other accrued liabilities	(5.1)
Net assets acquired before goodwill on acquisition	298.1
Goodwill on acquisition	132.6
Net assets acquired	$430.7
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce and the anticipated future economic benefits and is recorded within our industrial end-market in our Performance Coatings segment. The goodwill recognized at June 30, 2017 that is expected to be deductible for income tax purposes is $132.6 million.
The Company incurred and expensed acquisition-related transaction costs of the Industrial Wood Acquisition of $5.3 million, included within selling, general and administrative expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2017.
The fair value associated with definite-lived intangible assets was $254.2 million, comprised of $30.9 million in technology, $11.7 million in trademarks, $205.3 million in customer relationships and $6.3 million in favorable contracts. The definite-lived intangible assets will be amortized over an average term of 20 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental Pro Forma Information
Since the acquisition date, the Industrial Wood business contributed $22.1 million in net sales and $1.5 million income before income taxes. The following supplemental pro forma information represents the results of operations as if the Company had acquired Industrial Wood on January 1, 2016:

	For the six months ended
(in millions, except per share data)	June 30, 2017	June 30, 2016
Net sales	$2,197.6	$2,127.5
Net income	$53.8	$82.1
Net income attributable to controlling interests	$50.1	$79.6
Net income per share (Basic)	$0.21	$0.34
Net income per share (Diluted)	$0.20	$0.33
The 2017 supplemental pro forma net income was adjusted to exclude $5.3 million ($3.3 million, net of pro forma income tax impact) of acquisition-related costs incurred in 2017 and $2.3 million ($1.4 million, net of pro forma income tax impact) of non-recurring expense related to the fair market value adjustment to acquisition date inventory. The unaudited pro forma condensed consolidated information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2016, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.
Other Acquisitions
During the six months ended June 30, 2017, we acquired 100% of five businesses ("2017 Acquisitions"), including the acquisition of Industrial Wood. The other four acquisitions included two North American and two European businesses which have operations in both our refinish and industrial end-markets, within our Performance Coatings segment. All of these acquisitions were accounted for as business combinations and the overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with definite-lived intangible assets from the 2017 Acquisitions was $297.9 million, comprised of $39.7 million in technology, $18.8 million in trademarks, $231.1 million in customer relationships and $8.3 million primarily consisting of favorable contracts. The total fair value of consideration paid or payable on the 2017 Acquisitions was $539.2 million, including contingent consideration which had a fair value of $5.7 million.
At June 30, 2017, we have not finalized the purchase accounting related to the 2017 Acquisitions and these amounts represent preliminary values. For our business acquisitions completed after June 30, 2016, including the 2017 Acquisitions, we expect to finalize our purchase accounting during the respective measurement periods, which will be no later than one year following their applicable closing dates.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2016 to June 30, 2017 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2016	$889.4	$74.7	$964.1
Goodwill from acquisitions	182.1	—	182.1
Foreign currency translation	68.3	4.8	73.1
June 30, 2017	$1,139.8	$79.5	$1,219.3

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$479.3	$(184.5)	$294.8	10.4
Trademarks - indefinite-lived	291.1	—	291.1	Indefinite
Trademarks - definite-lived	76.3	(14.2)	62.1	14.4
Customer relationships	929.9	(149.6)	780.3	19.1
Other	9.2	(1.0)	8.2	4.7
Total	$1,785.8	$(349.3)	$1,436.5

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$417.1	$(153.6)	$263.5	10.2
Trademarks—indefinite-lived	273.2	—	273.2	Indefinite
Trademarks—definite-lived	55.0	(11.4)	43.6	14.8
Customer relationships	672.6	(123.3)	549.3	18.7
Other	2.4	(1.7)	0.7	4.6
Total	$1,420.3	$(290.0)	$1,130.3
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2017 and each of the succeeding five years is:

Remainder of 2017	$56.1
2018	$104.0
2019	$104.0
2020	$103.6
2021	$102.5
2022	$84.0
(5)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and six months ended June 30, 2017, we incurred restructuring costs of $0.4 million and $1.4 million, respectively. During the three and six months ended June 30, 2016, we incurred restructuring costs of $5.1 million and $5.6 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from the balance sheet date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2016 to June 30, 2017:

2017 Activity
Balance at December 31, 2016	$66.1
Expense recorded	1.4
Payments made	(14.6)
Foreign currency impacts	4.8
Venezuela deconsolidation impact	(1.5)
Balance at June 30, 2017	$56.2
Restructuring charges incurred during the fourth quarter ended December 31, 2016 included actions to reduce operational costs through activities to rationalize our manufacturing footprint. The impact to earnings from accelerated depreciation related to these manufacturing assets for the three and six months ended June 30, 2017 was $2.1 million and $4.3 million, respectively. At June 30, 2017, we identified an impairment indicator associated with certain of these manufacturing assets resulting from a significant decrease in market price based on information obtained from the subsequent sale and leaseback of the asset during July 2017, resulting in an impairment loss of $3.2 million recorded within other expense, net.

(6)	COMMITMENTS AND CONTINGENCIES
Leases
At June 30, 2017, we had recorded $27.6 million within property, plant and equipment representing our landlord's estimated costs incurred to construct a property under a separate build-to-suit lease arrangement. This lease commenced construction during 2015 with landlord's construction expected to be completed during 2017. The construction related to the build-to-suit lease has an estimated total cost of $37.8 million.
Other
We are subject to various pending lawsuits and other claims including civil, regulatory and environmental matters. Certain of these lawsuits and other claims may have an impact on us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage against us, or awards against DuPont for which we assumed the liabilities through the Acquisition. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(7)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.1	$2.6	$4.2	$5.1
Interest cost	3.3	3.9	6.7	7.8
Expected return on plan assets	(3.5)	(3.4)	(7.0)	(6.6)
Amortization of actuarial loss, net	0.3	0.2	0.8	0.1
Net periodic benefit cost	$2.2	$3.3	$4.7	$6.4
(8)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2017, we recognized $10.9 million and $21.3 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $3.4 million and $6.3 million for the three and six months ended June 30, 2017, respectively. Forfeitures are recorded in the period they occur.
During the three and six months ended June 30, 2016, we recognized $11.4 million and $21.6 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $1.6 million and $5.5 million for the three and six months ended June 30, 2016, respectively.
2017 Activity
In 2017, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of stock option award activity as of and for the six months ended June 30, 2017 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	9.6	$14.40
Granted	0.9	$29.52
Exercised	(1.2)	$10.54
Forfeited	(0.1)	$28.10
Outstanding at June 30, 2017	9.2	$16.23
Vested and expected to vest at June 30, 2017	9.2	$16.23	$145.1	6.91
Exercisable at June 30, 2017	7.2	$13.15	$136.5	6.37
Cash received by the Company upon exercise of options for the six months ended June 30, 2017 was $12.9 million. Tax benefits on these exercises were $9.3 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At June 30, 2017, there is $7.6 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 2.2 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	2.3	$29.18
Granted	0.7	$30.17
Vested	(0.9)	$30.05
Forfeited	(0.1)	$26.26
Outstanding at June 30, 2017	2.0	$29.14
Tax benefits on the vesting of restricted stock during the six months ended June 30, 2017 were $11.2 million.
At June 30, 2017, there is $29.9 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 2.1 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	0.3	$27.74
Granted	0.3	$38.11
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2017	0.6	$31.11
At June 30, 2017, there is $14.7 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.4 years.
(9)    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange losses, net	$6.0	$18.0	$4.8	$25.5
Impairments of property	3.2	10.5	3.2	10.5
Debt extinguishment and refinancing related costs	12.4	2.3	12.4	2.3
Other miscellaneous (income) expense, net	(0.4)	2.0	(0.8)	2.5
Total	$21.2	$32.8	$19.6	$40.8
Net exchange losses for the three and six months ended June 30, 2017 and 2016 consists of the impacts of our Euro borrowings combined with the impacts of the remeasurement of intercompany transactions denominated in currencies different from the functional currency of the relevant subsidiary. Our Venezuelan subsidiary contributed to the net exchange losses for all periods. These losses for the three and six months ended June 30, 2017 were $0.3 million and $1.8 million, respectively, and $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively.
Debt extinguishment and refinancing related costs include third-party fees incurred in conjunction with the refinancing of the 2023 Dollar Term Loans during the three and six months ended June 30, 2017, as well as the loss on extinguishment associated with the 2016 write-off of unamortized deferred financing costs and original issue discounts for the three and six months ended June 30, 2016, as discussed further in Note 15.

(10)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
Effective Tax Rate	29.2%	26.4%
The higher effective tax rate for the six months ended June 30, 2017 was primarily due to the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary, as it was non-deductible. This adjustment was partially offset by the favorable impact of the benefits associated with current year excess tax benefits related to stock-based compensation of $8.9 million compared to $4.4 million for the six months ended June 30, 2017 and 2016, respectively, as well as the net favorable impact of earnings where the statutory rate is lower than the U.S. Federal statutory rate.
The effective tax rate for the six months ended June 30, 2017 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, currency exchange losses and current year excess tax benefits related to stock-based compensation. These adjustments were offset by the unfavorable impact of the Venezuelan deconsolidation charge, pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized and non-deductible expenses and interest.
(11)    NET INCOME (LOSS) PER COMMON SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016(1)	2017	2016(1)
Net income (loss) to common shareholders	$(20.8)	$50.7	$43.3	$82.6
Basic weighted average shares outstanding	240.9	237.7	240.4	237.4
Diluted weighted average shares outstanding	240.9	244.3	246.5	243.8
Net income (loss) per common share:
Basic net income (loss) per share	$(0.09)	$0.21	$0.18	$0.35
Diluted net income (loss) per share	$(0.09)	$0.21	$0.18	$0.34
(1) Net income per common share for the three and six months ended June 30, 2016 is inclusive of effects of the adoption of ASU 2016-09, discussed further at Note 1, which increased diluted weighted average shares outstanding by 1.9 million shares and 1.8 million shares, respectively.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2017 were 11.6 million and 1.7 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2016 were 1.1 million and 1.5 million, respectively.

(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	June 30, 2017	December 31, 2016
Accounts receivable - trade, net	$840.6	$640.4
Notes receivable	30.7	68.7
Other	90.1	92.8
Total	$961.4	$801.9
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable - trade, net are net of allowances of $15.5 million and $13.7 million at June 30, 2017 and December 31, 2016, respectively. Bad debt expense, within selling, general and administration expenses for the three and six months ended June 30, 2017, was $1.7 million and $2.4 million, respectively, and $1.0 million and $1.1 million for the three and six months ended June 30, 2016, respectively.
(13)    INVENTORIES

	June 30, 2017	December 31, 2016
Finished products	$332.3	$315.2
Semi-finished products	93.1	87.5
Raw materials and supplies	154.7	127.0
Total	$580.1	$529.7
Stores and supplies inventories of $20.9 million and $20.2 million at June 30, 2017 and December 31, 2016, respectively, were valued under the weighted average cost method.
(14) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $44.7 million and $88.0 million for the three and six months ended June 30, 2017, respectively, and $43.9 million and $85.6 million for the three and six months ended June 30, 2016, respectively.

	June 30, 2017	December 31, 2016
Property, plant and equipment	$2,098.3	$1,933.0
Accumulated depreciation	(727.6)	(617.3)
Property, plant, and equipment, net	$1,370.7	$1,315.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2017	December 31, 2016
2024 Dollar Term Loans	$2,000.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	454.7	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	382.7	349.7
2025 Euro Senior Notes	514.1	469.8
Short-term and other borrowings	59.1	39.8
Unamortized original issue discount	(9.9)	(10.0)
Unamortized deferred financing costs	(41.8)	(48.0)
	$3,858.9	$3,263.9
Less:
Short term borrowings	$10.9	$8.3
Current portion of long-term borrowings	24.6	19.6
Long-term debt	$3,823.4	$3,236.0
Senior Secured Credit Facilities, as amended
On February 3, 2014 (the "Second Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. ("Dutch B B.V."), as "Dutch Borrower", and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. ("Axalta US Holdings"), as "U.S. Borrower", executed the second amendment to the Credit Agreement (the "Second Amendment"). The Second Amendment (i) converted all of the outstanding Dollar Term Loans ($2,282.8 million) into a new class of term loans (the "2020 Dollar Term Loans"), and (ii) converted all of the outstanding Euro Term Loans (€397.0 million) into a new class of term loans (the "2020 Euro Term Loans" and, together with the 2020 Dollar Term Loans, the "2020 Term Loans").
On December 15, 2016 (the "Fourth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fourth amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment (i) converted all of the outstanding 2020 Dollar Term Loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding 2020 Euro Term Loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans").
On June 1, 2017 (the "Fifth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans ($1,541.1 million) into a new tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans"), together with the 2023 Euro Term Loans, the "Current Terms Loans", and with the Revolving Credit Facility (as defined herein, the "Senior Secured Credit Facilities"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
Interest was and is payable quarterly on both the 2023 Term Loans and Current Term Loans.
The 2024 Dollar Term Loans are subject to a floor of zero plus an applicable rate of 2.00% per annum for Eurocurrency Rate Loans as defined in the credit agreement governing the Senior Secured Credit Facilities (the "Credit Agreement") and 1.00% per annum for Base Rate Loans as defined in the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Prior to the Fifth Amendment, interest on the 2023 Dollar Term Loans was subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date. The applicable rate for such 2023 Dollar Term Loans was 2.50% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 1.50% per annum for Base Rate Loans as defined in the Credit Agreement. The 2023 Euro Term Loans are also subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date. The applicable rate for such New Euro Term Loans is 2.25% per annum for Eurocurrency Rate Loans. The 2023 Euro Term Loans may not be Base Rate Loans.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B.V. ("Dutch A B.V.") and the guarantors. The 2023 Euro Term Loans mature on February 1, 2023 and the 2024 Dollar Term Loans mature on June 1, 2024. Principal is paid quarterly on both the 2023 Euro Term Loans and the 2024 Dollar Term Loans based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of June 30, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At June 30, 2017, the financial covenant is not applicable as there were no borrowings.
Under the Third Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to a floor of zero for Adjusted Eurocurrency Rate Loans (as defined in the Credit Agreement) plus an applicable rate of 2.75% (previously 3.50%) subject to an additional step-down to 2.50% or 2.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 or 2.50:1.00, respectively. For Base Rate Loans, the interest is subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate or an Adjusted Eurocurrency Rate plus 1%, plus an applicable rate of 1.75% (previously 2.50%), subject to an additional step-down to 1.50% or 1.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 and 2.50:1.00, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $400.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At June 30, 2017 and December 31, 2016, letters of credit issued under the Revolving Credit Facility totaled $21.8 million and $21.3 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.2 million and $378.7 million at June 30, 2017 and December 31, 2016, respectively.
Significant Terms of the 2021 Senior Notes
On February 1, 2013, Dutch B B.V., as "Dutch Issuer", and Axalta US Holdings, as "US Issuer" (collectively the "Issuers") issued $750.0 million in aggregate principal amount of 7.375% senior unsecured notes due 2021 (the "2021 Dollar Senior Notes") and related guarantees thereof. Additionally, the Issuers issued €250.0 million in aggregate principal amount of 5.750% senior secured notes due 2021 (the "2021 Euro Senior Notes" and, together with the 2021 Dollar Senior Notes, the "2021 Senior Notes") and related guarantees thereof. The 2021 Senior Notes were unconditionally guaranteed on a senior basis by Dutch A B.V. and certain of the Issuers’ subsidiaries.
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("New U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes”), for the primary purpose of redeeming the 2021 Dollar Senior Notes. Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V. (“Parent Guarantor”).
In addition, on September 27, 2016, the Dutch Issuer issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes” and with the 2024 Senior Notes, the “New Senior Notes”, each of which is described in detail below) for the primary purpose of redeeming the 2021 Euro Senior Notes and the partial prepayment of the 2020 Euro Term Loans. Consistent with the original terms of the 2021 Euro Senior Notes, we extinguished the principal at a redemption price equal to 104.313%.
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
i) 2024 Dollar Senior Notes
The 2024 Dollar Senior Notes were issued at 99.951% of par, or a $2.0 million discount, and are due August 15, 2024. The 2024 Dollar Senior Notes bear interest at 4.875% which is payable semi-annually on February 15 and August 15. We have the option to redeem all or part of the 2024 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15 of the years indicated:

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
(ii) 2024 Euro Senior Notes
The 2024 Euro Senior Notes were issued at par and are due August 15, 2024. The 2024 Euro Senior Notes bear interest at 4.250% which is payable semi-annually on February 15 and August 15. We have the option to redeem all or part of the 2024 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15 of the years indicated:

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% which is payable semi-annually on January 15 and July 15. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15 of the years indicated:

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

Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2017.

Remainder of 2017	$23.4
2018	26.2
2019	25.4
2020	25.3
2021	25.2
Thereafter	3,750.8
$3,876.3
The table above excludes $34.3 million of debt associated with our build-to-suit lease arrangement and our sale-leaseback financing that will not be settled with cash.

(16)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities at June 30, 2017 and December 31, 2016 was $4.4 million and $4.4 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at June 30, 2017 were $516.3 million, $406.6 million and $539.8 million, respectively. The fair values at December 31, 2016 were $500.0 million, $363.8 million and $472.2 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third party pricing service. Due to the infrequent trades of the New Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans at June 30, 2017 were $2,007.5 million and $460.9 million, respectively. The fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans at December 31, 2016 were $1,560.5 million and $421.8 million, respectively. The estimated fair values of the 2024 Dollar Term Loans and the 2023 Euro Loans are based on recent trades, as reported by a third-party pricing service. Due to the infrequent trades of the Current Term Loans, these inputs are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. The fair value of contingent consideration at June 30, 2017 was $10.1 million. During the three and six months ended June 30, 2017, the Company recorded gains of $2.2 million and $3.9 million associated with the changes to fair value, respectively. The fair value of contingent consideration at December 31, 2016 was $10.0 million. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
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
During the three months ended March 31, 2017, we entered into three 1.5% interest rate caps with aggregate notional amounts totaling $600 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. These caps are effective beginning September 30, 2017 through December 31, 2019 and include an aggregate deferred premium of $8.6 million which will be paid quarterly over the term of the cap.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheets:

	June 30, 2017	December 31, 2016
Prepaid and other assets:
Interest rate swaps	$0.5	$0.1
Total assets	$0.5	$0.1
Other accrued liabilities:
Interest rate swaps	$0.1	$0.8
Interest rate caps	$2.5	$—
Other liabilities
Interest rate caps	$1.7	$—
Total liabilities	$4.3	$0.8
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
The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2017 and 2016 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Interest rate contracts	$2.2	$(0.5)	Interest expense, net	$0.2	$1.6	Interest expense, net	$0.4	$0.9

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest rate contracts	$3.7	$1.7	Interest expense, net	$0.7	$3.2	Interest expense, net	$2.0	$3.3
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheets:

	June 30, 2017	December 31, 2016
Prepaid and other assets:
Foreign currency contracts	$—	$0.1
Other assets
Interest rate caps	$0.1	$—
Total assets	$0.1	$0.1
Other accrued liabilities:
Foreign currency contracts	$2.0	$0.5
Total liabilities	$2.0	$0.5
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2017	2016	2017	2016
Interest rate caps	Interest expense	$0.1	$—	$0.4	$—
Foreign currency forward contracts	Other expense, net	$4.8	$1.6	$7.2	$4.0
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance Coatings
Refinish	$421.2	$447.3	$809.8	$827.6
Industrial	241.7	183.3	439.5	347.6
Total Net sales Performance Coatings	662.9	630.6	1,249.3	1,175.2
Transportation Coatings
Light Vehicle	334.3	344.4	674.3	673.8
Commercial Vehicle	91.3	88.6	172.7	171.8
Total Net sales Transportation Coatings	425.6	433.0	847.0	845.6
Total Net sales	$1,088.5	$1,063.6	$2,096.3	$2,020.8
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended June 30,
	2017			2016
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$662.9	$425.6	$1,088.5	$630.6	$433.0	$1,063.6
Equity in earnings in unconsolidated affiliates	0.1	0.1	0.2	0.1	—	0.1
Adjusted EBITDA (2)	146.8	80.4	227.2	155.8	95.3	251.1
Investment in unconsolidated affiliates	3.0	11.8	14.8	3.9	11.2	15.1

	Six Months Ended June 30,
	2017			2016
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,249.3	$847.0	$2,096.3	$1,175.2	$845.6	$2,020.8
Equity in earnings in unconsolidated affiliates	0.2	0.2	0.4	0.2	0.1	0.3
Adjusted EBITDA (2)	263.7	166.6	430.3	267.5	180.0	447.5
Investment in unconsolidated affiliates	3.0	11.8	14.8	3.9	11.2	15.1

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$(9.4)	$68.9	$66.4	$115.7
Interest expense, net	35.6	47.8	71.4	97.9
Depreciation and amortization	84.9	78.6	167.3	154.6
EBITDA	111.1	195.3	305.1	368.2
Debt extinguishment and refinancing related costs (a)	12.4	2.3	12.4	2.3
Foreign exchange remeasurement losses (b)	6.0	18.0	4.8	25.5
Long-term employee benefit plan adjustments (c)	0.1	0.7	0.5	1.3
Termination benefits and other employee related costs (d)	—	7.0	0.8	8.9
Consulting and advisory fees (e)	—	2.6	(0.1)	5.6
Transition-related costs (f)	3.9	—	3.9	—
Offering and transactional costs (g)	6.6	1.4	5.6	1.4
Stock-based compensation (h)	10.9	11.4	21.3	21.6
Other adjustments (i)	2.6	1.9	2.8	3.7
Dividends in respect of noncontrolling interest (j)	(0.5)	—	(0.9)	(1.5)
Deconsolidation impacts and impairments (k)	74.1	10.5	74.1	10.5
Adjusted EBITDA	$227.2	$251.1	$430.3	$447.5

(a)
In April 2016, we prepaid $100.0 million of the outstanding principal on the 2020 Dollar Term Loans and recorded a non-cash loss on extinguishment of $2.3 million for the three and six months ended June 30, 2016.  In connection with the refinancing of our Dollar Term Loans during the three and six months ended June 30, 2017, we recorded losses of $12.4 million. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of impacts associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $0.3 million and $1.8 million for the three and six months ended June 30, 2017, respectively, and losses of $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents integration costs related to the acquisition of the Industrial Wood business that was a carve-out business from Valspar. These amounts are not considered indicative of our ongoing operating performance.

(g)
Represents acquisition-related expenses, including changes in the fair value of contingent consideration, as well as costs associated with the 2016 secondary offerings of our common shares by Carlyle, both of which are not considered indicative of our ongoing operating performance.

(h)	Represents non-cash costs associated with stock-based compensation.

(i)
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

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of the entities on Axalta's financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(k)
In conjunction with the deconsolidation of our Venezuelan subsidiary during the three and six months ended June 30, 2017, we recorded a loss on deconsolidation of $70.9 million. During the three and six months ended June 30, 2017 and 2016, we recorded non-cash impairment charges related to a manufacturing facility previously announced for closure of $3.2 million and to a real estate investment of $10.5 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2017 and 2016, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,125.1	$121.5	$1,246.6
Net income	43.3	3.7	47.0
Other comprehensive income, net of tax	71.9	1.0	72.9
Recognition of stock-based compensation	21.3	—	21.3
Exercise of stock options	12.9	—	12.9
Treasury share repurchase	(8.3)	—	(8.3)
Dividends paid to noncontrolling interests	—	(0.9)	(0.9)
Balance June 30, 2017	$1,266.2	$125.3	$1,391.5

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2015	$1,065.7	$67.5	$1,133.2
Cumulative effect of an accounting change (1)	43.9	—	43.9
Balance at January 1, 2016	1,109.6	67.5	1,177.1
Net income	82.6	2.5	85.1
Other comprehensive income, net of tax	0.4	(0.2)	0.2
Recognition of stock-based compensation	21.6	—	21.6
Exercise of stock options	5.9	—	5.9
Dividends paid to noncontrolling interests	—	(1.5)	(1.5)
Balance June 30, 2016	$1,220.1	$68.3	$1,288.4
(1) January 1, 2016 balance was adjusted at December 31, 2016 to reflect the impact of the adoption of ASU 2016-09, as discussed in Note 1.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	66.8	—	(0.3)	(2.4)	64.1
Reclassifications from AOCI to Net income (loss)	—	6.2	—	1.6	7.8
Net Change	66.8	6.2	(0.3)	(0.8)	71.9
June 30, 2017	$(225.4)	$(50.4)	$0.1	$(2.8)	$(278.5)
Included in the reclassification from AOCI to net income (loss) was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $5.9 million in AOCI, inclusive of $2.6 million of tax benefits, and is discussed further in Note 21.
The income tax benefit related to the changes in pension benefits for the six months ended June 30, 2017 was $0.5 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2017 was $16.0 million. The income tax provision related to the change in the unrealized loss on derivatives for the six months ended June 30, 2017 was $0.5 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2017 was $1.6 million.

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
The income tax provision related to the changes in pension benefits for the six months ended June 30, 2016 was $0.6 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2016 was $12.8 million. The income tax benefit related to the change in the unrealized loss on derivatives for the six months ended June 30, 2016 was $0.6 million. The cumulative income tax benefit related to the adjustment for unrealized loss on derivatives at June 30, 2016 was $2.5 million.
(21)    VENEZUELA
Due to the challenging economic conditions and political unrest in Venezuela, which have resulted in increasingly restrictive foreign exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, during the three months ended June 30, 2017, we concluded there was an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This lack of exchangeability restricted our Venezuelan subsidiary's ability to pay dividends or settle intercompany obligations, which severely limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings.
Based on the fact that we believe this lack of exchangeability will continue, the continued political unrest, the recent drop in demand for our business and the expected losses we are forecasting for the foreseeable future, we concluded that, we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and began

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

accounting for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our condensed consolidated statement of operations. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances are now recorded at zero as of June 30, 2017. Further, our consolidated balance sheet and statement of operations will no longer include the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Axalta has historically operated in Venezuela and our operations in Venezuela will continue for the foreseeable future. We continue to work proactively with the Venezuelan official agencies to ensure they understand our Venezuelan operations’ business needs and potential production opportunities.
Prior to the deconsolidation, for the three and six months ended June 30, 2017, our Venezuelan subsidiary's net sales represented $0.7 million and $2.5 million of our consolidated net sales, respectively, compared to net sales for the three and six months ended June 30, 2016 of $19.3 million and $29.2 million, respectively.
During the three and six months ended June 30, 2016 we recorded an impairment loss of $10.5 million at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. The method used to determine fair values for both assets included using Level 2 inputs in the form of a sale and purchase agreement for the certain manufacturing assets and observable market quotes from local real estate broker service firms for the Venezuela real estate investment.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information regarding industry outlook as well as possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 49 manufacturing facilities, 4 technology centers, 48 customer training centers and over 13,600 employees allows us to meet the needs of customers in approximately 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 3.7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, driven primarily by volume growth of 7.4% across all end-markets excluding Latin America. Acquisitions positively impacted and contributed to 5.5% of the volume increase. Offsetting these increases were slight declines in average selling prices resulting primarily from pricing pressures in select regions within our light vehicle end markets which contributed to decreases of 1.9%. Unfavorable currency translation contributed to a further decline of net sales of 1.8%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales excluding currency translation increased approximately 8.7% driven primarily by stronger volumes in our industrial end-market, including the impacts of acquisitions combined with organic volume growth in North America and Asia.

•
Transportation Coatings: Net sales excluding currency translation increased approximately 1.2% driven by stronger volumes in both our light vehicle and commercial vehicle end-markets. These volume increases were offset by lower average selling prices primarily in North America and Asia with select original equipment manufacturers within the light vehicle end market.

Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2017 and 2016, as follows:

(In millions)	Three Months Ended June 30,		2017 vs 2016	Six Months Ended June 30,		2017 vs 2016
	2017	2016	% change	2017	2016	% change
Performance Coatings
Refinish	$421.2	$447.3	(5.8)%	$809.8	$827.6	(2.2)%
Industrial	241.7	183.3	31.9%	439.5	347.6	26.4%
Total Net sales Performance Coatings	662.9	630.6	5.1%	1,249.3	1,175.2	6.3%
Transportation Coatings
Light Vehicle	334.3	344.4	(2.9)%	674.3	673.8	0.1%
Commercial Vehicle	91.3	88.6	3.0%	172.7	171.8	0.5%
Total Net sales Transportation Coatings	425.6	433.0	(1.7)%	847.0	845.6	0.2%
Total Net sales	$1,088.5	$1,063.6	2.3%	$2,096.3	$2,020.8	3.7%
Acquisitions Highlights
During the six months ended June 30, 2017, we successfully completed five strategic business acquisitions across various regions that all impacted our Performance Coatings segment. Included in these acquisitions was the purchase of the Industrial Wood business, which is discussed in further detail at Note 3 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our 2017 aggregate spending for these 2017 acquisitions was $533.3 million. The impact of acquisitions contributed $112.1 million to net sales during the six months ended June 30, 2017.
Capital and Liquidity Highlights
During the six months ended June 30, 2017, we completed the Fifth Amendment of our Senior Secured Credit Facilities, which increased the aggregate principal balance of our Dollar Term Loans to $2,000.0 million of which the net proceeds were used to fund the Industrial Wood Acquisition and certain other 2017 Acquisitions. In addition, this amendment extended the maturity date on our Dollar Term Loans and lowered interest rates. The benefits of this refinancing transaction are anticipated to save $7.7 million in annual cash interest compared to the previous principal balances. For additional information, refer to Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Highlights
In March 2017, we announced that our Board of Directors authorized a common share repurchase program of up to $675.0 million. We expect the share repurchases to be made from time to time in the open market or through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations and approvals. The pace of repurchase activity will be subject to our discretion, and will be based upon market conditions and other capital allocation decisions, while incorporating key factors including cash balances and needs of the business, cash flow from operations, stock price and acquisition opportunities. There is no expiration date on the share repurchase program.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(18.9)	$52.3	$47.0	$85.1
Interest expense, net	35.6	47.8	71.4	97.9
Provision for income taxes	9.5	16.6	19.4	30.6
Depreciation and amortization	84.9	78.6	167.3	154.6
EBITDA	111.1	195.3	305.1	368.2
Debt extinguishment and refinancing related costs (a)	12.4	2.3	12.4	2.3
Foreign exchange remeasurement losses (b)	6.0	18.0	4.8	25.5
Long-term employee benefit plan adjustments (c)	0.1	0.7	0.5	1.3
Termination benefits and other employee related costs (d)	—	7.0	0.8	8.9
Consulting and advisory fees (e)	—	2.6	(0.1)	5.6
Transition-related costs (f)	3.9	—	3.9	—
Offering and transactional costs (g)	6.6	1.4	5.6	1.4
Stock-based compensation (h)	10.9	11.4	21.3	21.6
Other adjustments (i)	2.6	1.9	2.8	3.7
Dividends in respect of noncontrolling interest (j)	(0.5)	—	(0.9)	(1.5)
Deconsolidation impacts and impairments (k)	74.1	10.5	74.1	10.5
Adjusted EBITDA	$227.2	$251.1	$430.3	$447.5

(a)
In April 2016, we prepaid $100.0 million of the outstanding principal on the 2020 Dollar Term Loans and recorded a non-cash loss on extinguishment of $2.3 million for the three and six months ended June 30, 2016.  In connection with the refinancing of our Dollar Term Loans during the three and six months ended June 30, 2017, we recorded losses of $12.4 million. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of impacts associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $0.3 million and $1.8 million for the three and six months ended June 30, 2017, respectively, and losses of $15.6 million and $22.7 million for the three and six months ended June 30, 2016, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)	Represents fees paid to consultants for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents integration costs related to the acquisition of the Industrial Wood business that was a carve-out business from Valspar. These amounts are not considered indicative of our ongoing operating performance.

(g)
Represents acquisition-related expenses, including changes in the fair value of contingent consideration, as well as costs associated with the 2016 secondary offerings of our common shares by Carlyle, both of which are not considered indicative of our ongoing operating performance.

(h)	Represents non-cash costs associated with stock-based compensation.

(i)
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

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of the entities on Axalta's financial statements.

(k)
In conjunction with the deconsolidation of our Venezuelan subsidiary during the three and six months ended June 30, 2017, we recorded a loss on deconsolidation of $70.9 million. During the three and six months ended June 30, 2017 and 2016, we recorded non-cash impairment charges related to a manufacturing facility previously announced for closure of $3.2 million and to a real estate investment of $10.5 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following table was derived from the interim unaudited condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(In millions)	2017	2016
Net sales	$1,088.5	$1,063.6
Other revenue	6.1	7.0
Total revenue	1,094.6	1,070.6
Cost of goods sold	690.0	649.0
Selling, general and administrative expenses	246.1	237.7
Venezuela deconsolidation charge	70.9	—
Research and development expenses	16.4	14.1
Amortization of acquired intangibles	23.8	20.3
Income from operations	47.4	149.5
Interest expense, net	35.6	47.8
Other expense, net	21.2	32.8
Income (loss) before income taxes	(9.4)	68.9
Provision for income taxes	9.5	16.6
Net income (loss)	(18.9)	52.3
Less: Net income attributable to noncontrolling interests	1.9	1.6
Net income (loss) attributable to controlling interests	$(20.8)	$50.7
Net sales
Net sales increased $24.9 million, or 2.3%, to $1,088.5 million for the three months ended June 30, 2017, compared to net sales of $1,063.6 million for the three months ended June 30, 2016. Our net sales increase for the three months ended June 30, 2017 included the benefits of acquisitions which contributed to an increase in sales volumes of 6.5%. Further contributing to this sales growth was an increase in sales volumes within North America and Asia, in both segments, which were more than offset by declines in sales volumes in Latin America and Europe, resulting in a net decrease of 0.3%. Lower average selling prices across both segments were primarily driven by pressure in our light vehicle and refinish end markets contributed to a 2.4% decline in net sales. Additionally, unfavorable effects of currency translation resulting from the impacts of the weaker Euro and certain currencies within Asia compared to the U.S. dollar contributed to a 1.5% decrease.
Other revenue
Other revenue decreased $0.9 million, or 12.9%, to $6.1 million for the three months ended June 30, 2017 compared to $7.0 million for the three months ended June 30, 2016 as a result of decreases in service revenue within our Transportation Coatings segment. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $41.0 million, or 6.3%, to $690.0 million for the three months ended June 30, 2017, compared to $649.0 million for the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 resulted primarily from higher volumes of 6.2% which include the impacts from acquisitions. Offsetting this increase were favorable effects of currency translation resulting from the impacts of the weaker Euro and certain currencies within Asia compared to the U.S. dollar, which contributed to a 1.2% decrease. Cost of sales as a percentage of net sales increased slightly to 63.4% for the three months ended June 30, 2017 compared to 61.0% for the three months ended June 30, 2016, as a result of lower average selling prices combined with the impact of fair value of inventory associated with recent acquisitions.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $8.4 million, or 3.5%, to $246.1 million for the three months ended June 30, 2017 compared to $237.7 million for the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 resulted primarily from increases of $16.1 million resulting from acquisitions and our focus on opportunities to expand our market presence and invest in commercial capabilities. Selling, general and administrative expenses for the three months ended June 30, 2017 included $12.7 million of costs primarily related to acquisition and transition-related costs as compared to $11.3 million of similar costs for the three months ended June 30, 2016, resulting in an increase of $1.4 million over the comparable period.
Favorable impacts of currency exchange during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 further contributed to a 1.5% decrease in selling, general and administrative expenses and were primarily a result of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Venezuela deconsolidation charge
During the three months ended June 30, 2017, we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during three months ended June 30, 2016. See further discussion in Note 21 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
Research and development expenses increased $2.3 million, or 16.3%, to $16.4 million for the three months ended June 30, 2017 compared to $14.1 million for the three months ended June 30, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products, sourcing of additional internal capabilities, as well as the impacts from acquisitions. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $3.5 million, or 17.2%, to $23.8 million for the three months ended June 30, 2017 compared to $20.3 million for the three months ended June 30, 2016. This increase for the three months ended June 30, 2017 was attributable to amortization of the definite-lived intangible assets from our acquisitions. The impacts of currency exchange did not have a material impact on the comparable periods. The impacts of currency exchange did not have a material impact on the comparable periods.
Interest expense, net
Interest expense, net decreased $12.2 million, or 25.5%, to $35.6 million for the three months ended June 30, 2017 compared to $47.8 million for the three months ended June 30, 2016. The decrease for the three months ended June 30, 2017 was driven by the prepayments of principal balances associated with our Term Loans in 2016 combined with the refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio.
Other expense, net
Other expense, net decreased $11.6 million from $32.8 million for the three months ended June 30, 2016 to $21.2 million for the three months ended June 30, 2017. This decrease relates primarily to a reduction in exchange losses, net of $6.0 million during the three months ended June 30, 2017 as compared to $18.0 million for the three months ended June 30, 2016, resulting in a $12.0 million decrease. Furthering this decrease was a $7.3 million decrease in impairments from $3.2 million during the three months ended June 30, 2017 associated with the anticipated sale of one of our manufacturing facilities, compared to the impairment of $10.5 million related to our real estate investment in Venezuela incurred during the 2016.
Partially offsetting these decreases was a $10.1 million, net increase associated with losses on debt extinguishment and refinancing related costs as $12.4 million was incurred during the three months ended June 30, 2017 compared to $2.3 million during 2016.

Provision for income taxes
We recorded an income tax provision of $9.5 million for the three months ended June 30, 2017, which represents a 101.1% effective tax rate in relation to losses before income taxes of $9.4 million. The effective tax rate for the three months ended June 30, 2017 differs from the U.S. Federal statutory rate by 136.1%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $16.8 million, current year excess tax benefits related to stock-based compensation of $3.1 million and we recognized a benefit of $0.5 million associated with currency exchange losses. Furthermore, we recorded a deferred tax asset of $16.8 million related to the tax basis our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.9 million and non-deductible expenses and interest of $4.1 million. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.
We recorded an income tax provision of $16.6 million for the three months ended June 30, 2016, which represents a 24.1% effective tax rate in relation to income before income taxes of $68.9 million. The effective tax rate for the three months ended June 30, 2016 differs from the U.S. Federal statutory rate by 10.9%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $8.5 million and we recognized a benefit of $5.7 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $1.7 million and non-deductible expenses and interest of $2.0 million. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible. The provision for income taxes for the three months ended June 30, 2016 has been amended to reflect the adoption of ASU 2016-09, resulting in a decrease of the provision of $3.2 million.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following table was derived from the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(In millions)	2017	2016
Net sales	$2,096.3	$2,020.8
Other revenue	12.0	13.0
Total revenue	2,108.3	2,033.8
Cost of goods sold	1,331.1	1,255.4
Selling, general and administrative expenses	471.4	456.8
Venezuela deconsolidation charge	70.9	—
Research and development expenses	32.0	26.7
Amortization of acquired intangibles	45.5	40.5
Income from operations	157.4	254.4
Interest expense, net	71.4	97.9
Other expense, net	19.6	40.8
Income before income taxes	66.4	115.7
Provision for income taxes	19.4	30.6
Net income	47.0	85.1
Less: Net income attributable to noncontrolling interests	3.7	2.5
Net income attributable to controlling interests	$43.3	$82.6
Net sales
Net sales increased $75.5 million, or 3.7%, to $2,096.3 million for the six months ended June 30, 2017, compared to net sales of $2,020.8 million for the six months ended June 30, 2016. Our net sales increase for the six months ended June 30, 2017 was primarily due to increases in sales volumes of 7.4% across both segments. Impacts from acquisitions contributed 5.5% to the volume increase. This increase was partially offset by lower average sales prices in North America and Asia, which contributed to a 1.9% decrease. Further offsetting these increases were unfavorable impacts of currency translation, which reduced net sales by 1.8%, due primarily to the impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Other revenue
Other revenue decreased $1.0 million, or 7.7%, to $12.0 million for the six months ended June 30, 2017, compared to $13.0 million for the six months ended June 30, 2016, primarily due to decreases in royalty revenues in North America. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $75.7 million, or 6.0%, to $1,331.1 million for the six months ended June 30, 2017 compared to $1,255.4 million for the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 resulted primarily from higher volumes of 7.4% which include the impacts from acquisitions. Cost of sales as a percentage of net sales increased slightly to 63.5% for the six months ended June 30, 2017 compared to 62.1% for the six months ended June 30, 2016 as a result of lower average selling prices combined with the impact of fair value of inventory associated with recent acquisitions.
Offsetting this increase were favorable effects of currency translation resulting from the impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, which contributed to a 1.2% decrease.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $14.6 million, or 3.2%, to $471.4 million for the six months ended June 30, 2017 compared to $456.8 million for the six months ended June 30, 2016. The increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted primarily from $21.6 million from the impacts of acquisitions as well as our focus on opportunities to expand our market presence and invest in commercial capabilities.

Selling, general and administrative expenses for the six months ended June 30, 2017 included $14.1 million of costs related to our cost savings initiatives and acquisition-related costs as compared to $16.2 million of costs for the six months ended June 30, 2016, resulting in a decrease of $2.1 million over the comparable period.
Furthering this decrease was the favorable impact of currency exchange during the six months ended June 30, 2017 which contributed to a 1.8% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Venezuela deconsolidation charge
During the six months ended June 30, 2017 we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during six months ended June 30, 2016. See further discussion in Note 21 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
Research and development expenses increased $5.3 million, or 19.9%, to $32.0 million for the six months ended June 30, 2017 compared to $26.7 million for the six months ended June 30, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products as well as sourcing additional internal capabilities, as well as the impacts from acquisitions, offset slightly by the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $5.0 million, or 12.3%, to $45.5 million for the six months ended June 30, 2017 compared to $40.5 million for the six months ended June 30, 2016. This increase was attributable to amortization of the definite-lived intangible assets from our acquisitions, offset slightly by the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $26.5 million, or 27.1%, to $71.4 million for the six months ended June 30, 2017 compared to $97.9 million for the six months ended June 30, 2016. The decrease was driven by the prepayments of principal balances associated with our Term Loans in 2016 combined with the refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio.
Other expense, net
Other expense, net decreased $21.1 million to $19.6 million for the six months ended June 30, 2017 compared to $40.8 million for the six months ended June 30, 2016. This decrease relates primarily to exchange losses, net of $4.8 million during the six months ended June 30, 2017 as compared to $25.5 million for the six months ended June 30, 2016, resulting in a $20.7 million decrease. Furthering this decrease was a $7.3 million decrease in impairments to $3.2 million during the six months ended June 30, 2017 associated with the sale of one of our manufacturing facilities, compared to the impairment of $10.5 million related to our real estate investment in Venezuela incurred during the six months ended June 30, 2016.
Partially offsetting these decreases over the comparable periods was a $10.1 million, net increase associated with losses on debt extinguishment and refinancing related costs of $12.4 million during the six months ended June 30, 2017 compared to $2.3 million during the six months ended June 30, 2016.
Provision for income taxes
We recorded an income tax provision of $19.4 million for the six months ended June 30, 2017, which represents a 29.2% effective tax rate in relation to the income before income taxes of $66.4 million. The effective tax rate for the six months ended June 30, 2017 differs from the U.S. Federal statutory rate by 5.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $28.0 million, current year excess tax benefits related to stock-based compensation of $8.9 million and we recognized a benefit of $7.7 million associated with currency exchange losses. Furthermore, we recorded a deferred tax asset of $16.8 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $7.9 million and non-deductible expenses and interest of $7.8 million. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.

We recorded a provision for income taxes of $30.6 million for the six months ended June 30, 2016, which represents a 26.4% effective tax rate in relation to the income before income taxes of $115.7 million. The effective tax rate for the six months ended June 30, 2016 differs from the U.S. Federal statutory rate by 8.6%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $13.8 million and we recognized a benefit of $11.0 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.3 million and non-deductible expenses and interest of $3.7 million. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible. The provision for income taxes for the six months ended June 30, 2016 has been amended to reflect the adoption of ASU 2016-09, resulting in a decrease of the provision of $4.4 million.

SEGMENT RESULTS
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,
(In millions)	2017	2016
Net Sales
Performance Coatings	$662.9	$630.6
Transportation Coatings	425.6	433.0
Total	$1,088.5	$1,063.6
Segment Adjusted EBITDA
Performance Coatings	$146.8	$155.8
Transportation Coatings	80.4	95.3
Total	$227.2	$251.1
Performance Coatings Segment
Net sales increased $32.3 million, or 5.1%, to $662.9 million for the three months ended June 30, 2017 compared to net sales of $630.6 million for the three months ended June 30, 2016. The increase in net sales for the three months ended June 30, 2017 included the benefits of acquisitions which contributed to an increase in sales volumes across both end-markets of 10.0%. Further contributing to this sales growth was an increase in sales volumes within the industrial end-market, which was more than offset by declines in sales volumes within our Latin America refinish end-market, resulting in a net decrease of 1.9%. Offsetting the net volume increases were lower than average selling prices, primarily in North America, which contributed to a decrease of 1.2%. Unfavorable impacts of currency exchange related to the weaker Euro and certain currencies within Latin America and Asia contributed to a 1.8% reduction in net sales.
Adjusted EBITDA decreased $9.0 million, or 5.8%, to $146.8 million for the three months ended June 30, 2017 compared to Adjusted EBITDA of $155.8 million for the three months ended June 30, 2016. The decrease in Adjusted EBITDA for the three months ended June 30, 2017 was driven by lower than average selling prices in North America combined with a decline in sales volumes in Latin America. Furthering these decreases were unfavorable impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar. These decreases were partially offset by increases in our industrial end-market volumes across all regions, primarily as a result of acquisitions, as well as lower operating costs.
Transportation Coatings Segment
Net sales decreased $7.4 million, or 1.7%, to $425.6 million for the three months ended June 30, 2017 compared to net sales of $433.0 million for the three months ended June 30, 2016. The decrease in net sales for the three months ended June 30, 2017 was driven by lower than average selling prices of 4.1% primarily resulting from our light vehicle end-market. Furthering this decrease were unfavorable impacts of currency exchange related to the weaker Euro and certain currencies within Asia compared to the U.S. dollar which contributed to a 1.0% reduction in net sales. These declines were offset through an increase in sales volumes which contributed to growth of 3.4% and included the benefits acquisitions, which increased sales 1.4%.
Adjusted EBITDA decreased $14.9 million, or 15.6%, to $80.4 million for the three months ended June 30, 2017 compared to Adjusted EBITDA of $95.3 million for the three months ended June 30, 2016. The decrease in Adjusted EBITDA in the three months ended June 30, 2017 was primarily driven by lower than average selling prices in our light vehicle end-market. These decreases were partially offset by increases in sales volumes across both end-markets. The impacts of currency exchange did not have a material impact on the comparable periods.
.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Six Months Ended June 30,
(In millions)	2017	2016
Net Sales
Performance Coatings	$1,249.3	$1,175.2
Transportation Coatings	847.0	845.6
Total	$2,096.3	$2,020.8
Segment Adjusted EBITDA
Performance Coatings	$263.7	$267.5
Transportation Coatings	166.6	180.0
Total	$430.3	$447.5
Performance Coatings Segment
Net sales increased $74.1 million, or 6.3%, to $1,249.3 million for the six months ended June 30, 2017 compared to net sales of $1,175.2 million for the six months ended June 30, 2016. The increase in net sales for the six months ended June 30, 2017 was primarily driven by a 9.5% increase in sales volumes across both end-markets inclusive of an 8.5% benefit from acquisitions. This volume growth was partially offset by unfavorable impacts of currency exchange related to the weakening Euro and certain currencies within Latin America and Asia, which contributed to a 2.4% reduction in net sales combined and lower than average selling prices which decreased net sales by 0.8%.
Adjusted EBITDA decreased $3.8 million, or 1.4%, to $263.7 million for the six months ended June 30, 2017 compared to Adjusted EBITDA of $267.5 million for the six months ended June 30, 2016. The decrease in Adjusted EBITDA in the six months ended June 30, 2017 was primarily driven by lower than average selling prices in North America combined with a decline in sales volumes in Latin America. Furthering these decreases were unfavorable impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, as well as higher operating costs. Offsetting these decreases were higher average selling prices in Europe and Latin America combined with volume growth in North America, which included the benefit from acquisitions.
Transportation Coatings Segment
Net sales increased $1.4 million, or 0.2%, to $847.0 million for the six months ended June 30, 2017 compared to net sales of $845.6 million for the six months ended June 30, 2016. The increase in net sales for the six months ended June 30, 2017 was driven by a 4.7% increase in sales volumes across both end-markets offset by lower average selling price which resulted in declines in net sales of 3.5%. Unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Asia compared to the U.S. dollar further contributed to a 1.0% reduction in net sales.
Adjusted EBITDA decreased $13.4 million, or 7.4%, to $166.6 million for the six months ended June 30, 2017 compared to Adjusted EBITDA of $180.0 million for the six months ended June 30, 2016. The decrease in Adjusted EBITDA in the six months ended June 30, 2017 was driven by lower average selling prices primarily within our light vehicle end-market combined with unfavorable impacts of the weakening of certain currencies within Europe and Asia compared to the U.S. dollar and higher operating costs. These decreases were partially offset by increases in sales volumes across all regions and end-markets and lower variable costs in North America.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2017, availability under the Revolving Credit Facility was $378.2 million, net of $21.8 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At June 30, 2017, we had $8.7 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $4.3 million.
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
Cash Flows
Six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by (used for):
Operating activities:
Net income	$47.0	$85.1
Depreciation and amortization	167.3	154.6
Amortization of deferred financing costs and original issue discount	4.2	10.1
Debt extinguishment	12.4	2.3
Deferred income taxes	(12.9)	(7.2)
Realized and unrealized foreign exchange (gains) losses, net	(2.4)	26.0
Stock-based compensation	21.3	21.6
Asset impairment	3.2	10.5
Loss on deconsolidation of Venezuela	70.9	—
Other non-cash items	2.8	(2.9)
Net income adjusted for non-cash items	313.8	300.1
Changes in operating assets and liabilities	(219.7)	(114.1)
Operating activities	94.1	186.0
Investing activities	(595.3)	(67.2)
Financing activities	437.3	(115.0)
Effect of exchange rate changes on cash	10.8	(8.3)
Net decrease in cash and cash equivalents	$(53.1)	$(4.5)
Six months ended June 30, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $94.1 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $313.8 million. This was partially offset by net increases in uses of working capital of $219.7 million. The most significant drivers in working capital were increases in accounts receivables of $128.9 million and other assets of $60.9 million, due to the seasonal increase in net sales and upfront customer incentive payments during the six months ended June 30, 2017. Other increases were in other accrued liabilities of $13.4 million and other liabilities of $5.1 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits.
Net Cash Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $595.3 million. This use was comprised of business acquisitions of $533.3 million, purchases of property, plant and equipment of $57.4 million, reduction of cash due to Venezuela deconsolidation of $4.3 million, and net cash used for other investing activities of $0.3 million.

Net Cash Used for Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $437.3 million. This change was driven by net proceeds of $456.4 million relating to the refinancing of our Dollar Term Loans and cash received from stock option exercises of $12.9 million. These proceeds were offset by payments of $32.0 million consisting of financing-related costs, purchases of treasury stock, pay-down of short-term and long-term borrowings, deferred acquisition-related considerations, including payments for deferred purchase price consideration and contingent consideration on historical acquisitions, and dividends to noncontrolling interests.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2017 were $10.8 million, which was driven by favorable exchange impacts from various foreign currencies.
Six months ended June 30, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $186.0 million for the six months ended June 30, 2016. Net income before deducting depreciation, amortization and other non-cash items generated cash of $300.1 million. This was partially offset by net increases in working capital of $114.1 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $109.9 million, primarily due to the seasonal increase in net sales during the six months ended June 30, 2016, upfront customer incentive payments and increases in other accrued liabilities of $15.2 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits.
This is partially offset by a decrease in inventory of $13.4 million as a result of normal inventory turnover and timing.
Net Cash Used for Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $67.2 million. This use was substantially driven by purchases of property, plant and equipment of $64.8 million, and a $2.4 million net use from a capital contribution of an investment affiliate and other investing activities.
Net Cash Used for Financing Activities
Net cash used by financing activities for the six months ended June 30, 2016 was $115.0 million. The use was substantially driven by payments on our long-term borrowings for $113.7 million, including a $100.0 million prepayment of the outstanding 2020 Dollar Term Loan. Adding to this use were repayments of short-term borrowings of $5.5 million as well as dividends paid to noncontrolling interests of $1.5 million for the six months ended June 30, 2016. Offsetting these payments was cash received from stock options exercised for $5.9 million.
Other Impacts on Cash
Exchange impacts on cash for the six months ended June 30, 2016 were $8.3 million, primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary of $10.3 million, which was offset by favorable exchange impacts from other foreign currencies.
Financial Condition
We had cash and cash equivalents at June 30, 2017 and December 31, 2016 of $482.1 million and $535.4 million, respectively. Of these balances, $276.5 million and $366.7 million were maintained in non-U.S. jurisdictions as of June 30, 2017 and December 31, 2016, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	June 30, 2017	December 31, 2016
2024 Dollar Term Loans	$2,000.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	454.7	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	382.7	349.7
2025 Euro Senior Notes	514.1	469.8
Short-term and other borrowings	59.1	39.8
Unamortized original issue discount	(9.9)	(10.0)
Unamortized deferred financing costs	(41.8)	(48.0)
	$3,858.9	$3,263.9
Less:
Short term borrowings	$10.9	$8.3
Current portion of long-term borrowings	24.6	19.6
Long-term debt	$3,823.4	$3,236.0
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $378.2 million and $378.7 million at June 30, 2017 and December 31, 2016, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2017:

	Contractual Obligations Due In:
(In millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
2024 Dollar Term Loans	$2,000.0	$10.0	$40.0	$40.0	$1,910.0
2023 Euro Term Loans	454.7	2.3	9.1	9.1	434.2
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	382.7	—	—	—	382.7
2025 Euro Senior Notes	514.1	—	—	—	514.1
Other borrowings (2)	13.3	11.1	1.5	0.5	0.2
Interest payments (3)	971.5	71.6	283.2	279.3	337.4
Sale-leaseback financing (4)	27.9	1.0	3.5	3.5	19.9
Operating leases	130.0	22.0	54.2	29.7	24.1
Pension contributions (5)	6.4	6.4	—	—	—
Purchase obligations (6)	194.8	36.9	137.4	7.7	12.8
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$5,195.4	$161.3	$528.9	$369.8	$4,135.4

(1)
During the three and six months ended June 30, 2017 we refinanced our 2023 Dollar Term Loans with our 2024 Dollar Term Loans (see Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). This resulted in a significant increase in our obligations for the years thereafter 2021. Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)
Other borrowings excludes debt associated with a lease treated as indebtedness, discussed within end-note 4, below, and a build-to-suit lease arrangement, as these amounts do not reflect the contractual cash obligations of the Company.

(3)
Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our Current Term Loans and New Senior Notes. Future interest payments assume June 30, 2017 variable interest rates will prevail throughout all future periods. Amounts represent the timing of interest accruals. Actual interest payments and repayment amounts may change depending on impact of interest rates on variable rate indebtedness.

(4)
During the year ended December 31, 2016 we began treating one of our leases as a sale-leaseback financing obligation, which was previously treated as a build-to-suit lease. The cash rental costs to be paid over the term of the lease are reflected within the table above.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2017; however, the amount of any contributions are dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2017.

(6)
During 2016 and 2017, we completed business acquisitions which require certain commitments, including to acquire remaining interests and pay contingent consideration. At June 30, 2017 we are committed to pay $2.1 million during the remainder of 2017 and $69.6 million during the years ended December 31, 2018 and 2019. Commitments related to contingent consideration arrangements are subject to change based on future performance.

(7)
At June 30, 2017, we had approximately $16.1 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2017.

(In millions)
Remainder of 2017	$23.4
2018	26.2
2019	25.4
2020	25.3
2021	25.2
Thereafter	3,750.8
Total	$3,876.3
The table above excludes $34.3 million of debt associated with our build-to-suit lease arrangement and our sale-leaseback financing that will not be settled with cash.
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At June 30, 2017 and December 31, 2016 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Guidance
See Note 2 "Recent Accounting Guidance" to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through the share repurchase program for the three months ended June 30, 2017:

(in millions, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement[1]
April 2017	—	—	—
May 2017	0.3	$30.95	0.3	$666.7
June 2017	—	—	—	—
Total	0.3	$30.95	0.3	$666.7
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $8.3 million of our common shares during the three months ended June 30, 2017, and there were no repurchases made in prior periods. At June 30, 2017, the Company had remaining authorization to repurchase $666.7 million of shares. There is no expiration date on the share repurchase program.
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

AXALTA COATING SYSTEMS LTD.

Date: August 3, 2017	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: August 3, 2017	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2017	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President, Corporate Finance and Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1
Amendment to Asset Purchase Agreement, dated as of May 31, 2017, by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company

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