Form 10-Q
period 2017-09-30
Axalta Coating Systems Ltd.
filed 2017-10-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 20, 2017, there were 243,630,429 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,091.8	$1,020.6	$3,188.1	$3,041.4
Other revenue	4.5	5.7	16.5	18.7
Total revenue	1,096.3	1,026.3	3,204.6	3,060.1
Cost of goods sold	702.5	630.4	2,033.6	1,885.8
Selling, general and administrative expenses	246.4	242.3	717.8	699.1
Venezuela deconsolidation charge	—	—	70.9	—
Research and development expenses	16.6	14.9	48.6	41.6
Amortization of acquired intangibles	26.8	21.3	72.3	61.8
Income from operations	104.0	117.4	261.4	371.8
Interest expense, net	37.7	42.9	109.1	140.8
Other expense, net	7.9	87.4	27.5	128.2
Income (loss) before income taxes	58.4	(12.9)	124.8	102.8
Provision (benefit) for income taxes	2.1	(7.5)	21.5	23.1
Net income (loss)	56.3	(5.4)	103.3	79.7
Less: Net income attributable to noncontrolling interests	1.4	1.2	5.1	3.7
Net income (loss) attributable to controlling interests	$54.9	$(6.6)	$98.2	$76.0
Basic net income (loss) per share	$0.23	$(0.03)	$0.41	$0.32
Diluted net income (loss) per share	$0.22	$(0.03)	$0.40	$0.31
Basic weighted average shares outstanding	240.7	238.5	240.5	237.8
Diluted weighted average shares outstanding	245.8	238.5	246.2	244.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$56.3	$(5.4)	$103.3	$79.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	21.5	14.6	89.3	16.7
Unrealized gain (loss) on securities	0.2	0.6	(0.1)	0.3
Unrealized gain (loss) on derivatives	0.2	1.7	(1.1)	—
Unrealized gain (loss) on pension plan obligations	(0.3)	0.1	9.0	0.2
Other comprehensive income, before tax	21.6	17.0	97.1	17.2
Income tax (benefit) related to items of other comprehensive income	0.6	—	(2.0)	—
Other comprehensive income, net of tax	22.2	17.0	95.1	17.2
Comprehensive income	78.5	11.6	198.4	96.9
Less: Comprehensive income attributable to noncontrolling interests	1.4	2.2	6.1	4.5
Comprehensive income attributable to controlling interests	$77.1	$9.4	$192.3	$92.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$588.9	$535.4
Restricted cash	3.1	2.7
Accounts and notes receivable, net	889.0	801.9
Inventories	624.4	529.7
Prepaid expenses and other	68.7	50.3
Total current assets	2,174.1	1,920.0
Property, plant and equipment, net	1,386.1	1,315.7
Goodwill	1,258.3	964.1
Identifiable intangibles, net	1,445.9	1,130.3
Other assets	548.2	536.1
Total assets	$6,812.6	$5,866.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$545.1	$474.2
Current portion of borrowings	37.8	27.9
Other accrued liabilities	447.5	440.0
Total current liabilities	1,030.4	942.1
Long-term borrowings	3,865.2	3,236.0
Accrued pensions	288.1	249.1
Deferred income taxes	162.1	160.2
Other liabilities	32.5	32.2
Total liabilities	5,378.3	4,619.6
Commitments and contingencies (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 243.6 and 240.5 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	242.1	239.3
Capital in excess of par	1,341.9	1,294.3
Retained earnings (Accumulated deficit)	40.1	(58.1)
Treasury shares, at cost	(58.4)	—
Accumulated other comprehensive loss	(256.3)	(350.4)
Total Axalta shareholders’ equity	1,309.4	1,125.1
Noncontrolling interests	124.9	121.5
Total shareholders’ equity	1,434.3	1,246.6
Total liabilities and shareholders’ equity	$6,812.6	$5,866.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$103.3	$79.7
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	255.9	235.8
Amortization of deferred financing costs and original issue discount	6.1	14.6
Debt extinguishment and refinancing related costs	13.0	84.2
Deferred income taxes	(21.7)	(15.0)
Realized and unrealized foreign exchange (gains) losses, net	(1.4)	30.6
Stock-based compensation	30.5	31.6
Asset impairments	7.6	10.5
Venezuela deconsolidation charge	70.9	—
Other non-cash, net	6.9	(10.4)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(44.5)	(103.8)
Inventories	(37.6)	0.1
Prepaid expenses and other	(79.9)	(31.2)
Accounts payable	34.2	14.0
Other accrued liabilities	(27.8)	0.4
Other liabilities	(9.1)	(9.8)
Cash provided by operating activities	306.4	331.3
Investing activities:
Business acquisitions (net of cash acquired)	(559.3)	(103.5)
Purchase of property, plant and equipment	(87.2)	(95.3)
Reduction of cash due to Venezuela deconsolidation	(4.3)	—
Purchase of intangibles	(0.5)	(3.9)
Other investing activities	4.6	(2.4)
Cash used for investing activities	(646.7)	(205.1)
Financing activities:
Proceeds from long term borrowings	456.4	1,377.6
Payments on short-term borrowings	(7.0)	(7.2)
Payments on long-term borrowings	(12.4)	(1,375.5)
Financing-related costs	(9.9)	(78.3)
Dividends paid to noncontrolling interests	(2.7)	(3.0)
Purchase of treasury stock	(58.4)	—
Proceeds from option exercises	19.9	13.8
Deferred acquisition-related consideration	(5.2)	—
Other financing activities	—	(0.2)
Cash provided by (used for) financing activities	380.7	(72.8)
Increase in cash	40.4	53.4
Effect of exchange rate changes on cash	13.5	(10.0)
Cash at beginning of period	538.1	487.7
Cash at end of period	$592.0	$531.1

Cash at end of period reconciliation:
Cash and cash equivalents	$588.9	$528.3
Restricted cash	$3.1	$2.8
Cash at end of period	$592.0	$531.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and their cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for a full year.
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
Accounting Standards - Recently Adopted
At December 31, 2016, we elected to early adopt Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows: Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, the condensed consolidated financial statements herein have been retroactively adjusted. There was no change in net cash used for investing activities for the nine months ended September 30, 2016.
At December 31, 2016, we elected to early adopt ASU 2016-09, "Stock Compensation", which provides various areas of simplification surrounding the accounting for stock-based compensation and resulted in retrospective changes to our previously issued condensed consolidated financial statements. The new standard resulted in the recognition of excess tax benefits in our provision for income taxes. Upon adoption, this resulted in a cumulative effect of an accounting change reclassification of $43.9 million to retained earnings (accumulated deficit) on the balance sheet as of January 1, 2016, as reflected in Note 19. It also resulted in a decrease to the tax provision and corresponding increase to net income of $6.4 million and $10.8 million for the previously reported condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016, respectively. The effect on our dilutive shares is disclosed in Note 11.
We retrospectively applied the changes in presentation to the condensed consolidated statements of cash flows and no longer classify excess tax benefits or employee taxes paid for shares withheld as financing activities, which increased net cash provided by operating activities and decreased net cash used in financing activities by $7.5 million for the nine months ended September 30, 2016.

Correction of Immaterial Errors to Prior Period Financial Statements
During the quarter ended June 30, 2017, the Company identified and corrected errors that affected previously-issued consolidated and condensed financial statements. Based on an analysis of Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections (“ASC 250”), Staff Accounting Bulletin 99 - Materiality (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the cumulative adjustments on the financial results, we have revised, and will revise annual and interim periods in future filings, our historical presentation of certain amounts in the condensed consolidated financial statements which are described further below.
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
The Company has corrected the errors in the timing of revenue recognition by estimating those additional rebates and pricing concessions at the time of sale to distribution customers and reducing net sales by $2.8 million ($2.3 million after tax) and $2.7 million ($2.3 million after tax) for the three and nine months ended September 30, 2016, respectively. The Company will also revise historical annual periods by reducing net sales by $4.7 million ($3.0 million after tax), $3.3 million ($2.1 million after tax), $5.1 million ($3.1 million after tax) and $4.2 million ($2.8 million after tax) for the periods ended December 31, 2016, 2015, 2014 and 2013, respectively. Diluted earnings per share was reduced by $0.01 for the three and nine months ended September 30, 2016 and the years ended December 31, 2016, 2015, 2014 and 2013, respectively. The after-tax impacts noted above had the equivalent impacts on our condensed consolidated statements of comprehensive income for the respective periods. The cumulative impact on the condensed consolidated balance sheet at December 31, 2016 resulted in increases of $22.4 million, $3.1 million, $8.3 million and $11.0 million to other accrued liabilities, goodwill, other assets and accumulated deficit, respectively, as a result of these prior period corrections. Amounts had no impact on the Company’s total cash flows from operations as reported within the historical condensed consolidated statements of cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits", which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We are in the process of working with our actuarial specialists in assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows.
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
In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize the assets and liabilities arising from all leases (both finance and operating) on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows. At a minimum, total assets and total liabilities will increase in the period of adoption.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which sets forth the accounting guidance applicable for revenue recognition. This standard was initially intended to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", which delayed the previous effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Companies were allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to the original effective date. We continue to progress in the quantification of the impacts that this standard will have on our consolidated financial statements and have refined certain estimates that will be used in order to calculate such impacts, although the final impact remains unknown. We will provide further detail as we progress in our quantification, as well as our determination of the transition method to be adopted. We have reviewed our sales contracts and practices as compared to the new guidance and continue to make progress in our implementation plan as well as our assessment of procedural and policy requirements related to the provisions of this standard. In addition to the expanded disclosures regarding revenue, this guidance will result in the acceleration of revenue recognition in certain arrangements primarily within our Transportation Coatings segment in which we determine effective control over inventory has transferred to the customer upon delivery as compared to consumption under historical consignment arrangements.
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing", which provides clarification around identifying performance obligations and the treatment of different licensing contracts. Additional standards related to revenue from contracts with customers have been issued during 2016 to provide narrow scope improvements and clarification. We have continued to assess the potential impact of the revised guidance on our financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact our accounting and reporting for certain arrangements, including the periods in which we recognize revenue and the potential recording of contract assets for the sale of our products or services. To conclude on these matters, we are involving leadership within our various organizations with specific knowledge of the arrangements to understand the legal, operational and financial matters.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(3)    ACQUISITIONS
Acquisition of The Valspar Corporation's North American Industrial Wood Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to preliminary working capital adjustments of $10.5 million (the "Industrial Wood Acquisition"). The Industrial Wood Acquisition was funded through the refinancing of our Dollar Term Loans discussed further at Note 15.
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
At September 30, 2017, we have not finalized the purchase accounting related to the Industrial Wood Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. After preliminary working capital adjustments, the Company paid an aggregate purchase price of $430.5 million, which was comprised of the following:

	June 1, 2017 (As Initially Reported)	Measurement Period Adjustments	June 1, 2017 (As Adjusted)
Accounts and notes receivable—trade	$23.3	$0.1	$23.4
Inventories	24.9	(0.2)	24.7
Prepaid expenses and other	0.2	—	0.2
Property, plant and equipment	23.0	—	23.0
Identifiable intangibles	254.2	3.9	258.1
Accounts payable	(22.4)	0.2	(22.2)
Other accrued liabilities	(5.1)	(0.2)	(5.3)
Net assets acquired before goodwill on acquisition	298.1	3.8	301.9
Goodwill on acquisition	132.6	(4.0)	128.6
Net assets acquired	$430.7	$(0.2)	$430.5
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce and the anticipated future economic benefits and is recorded within our industrial end-market in our Performance Coatings segment. The goodwill recognized at September 30, 2017 that is expected to be deductible for income tax purposes is $128.6 million.
The Company incurred and expensed acquisition-related transaction costs of the Industrial Wood Acquisition of $5.3 million, included within selling, general and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2017.
The fair value associated with definite-lived intangible assets was $258.1 million, comprised of $34.5 million in technology, $8.1 million in trademarks, $202.0 million in customer relationships and $13.5 million in favorable contracts. The definite-lived intangible assets will be amortized over an average term of approximately 19 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental Pro Forma Information
The Company's net sales and income before income taxes for the nine months ended September 30, 2017 include sales of $86.7 million in net sales and a loss of $1.7 million to income before income taxes related to the Industrial Wood business. The following supplemental pro forma information represents the results of operations as if the Company had acquired Industrial Wood on January 1, 2016:

	For the nine months ended
(in millions, except per share data)	September 30, 2017	September 30, 2016
Net sales	$3,289.4	$3,205.9
Net income	$108.8	$78.4
Net income attributable to controlling interests	$103.7	$74.7
Net income per share (Basic)	$0.43	$0.31
Net income per share (Diluted)	$0.42	$0.31
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
Other Acquisitions
During the nine months ended September 30, 2017, we acquired 100% of six businesses ("2017 Acquisitions"), including the acquisition of Industrial Wood. The other five acquisitions included two North American and three European businesses which have operations in both our refinish and industrial end-markets, within our Performance Coatings segment. All of these acquisitions were accounted for as business combinations and the overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with definite-lived intangible assets from the 2017 Acquisitions was $315.6 million, comprised of $46.8 million in technology, $18.4 million in trademarks, $234.8 million in customer relationships and $15.6 million in other intangibles primarily consisting of favorable contracts. The total fair value of consideration paid or payable on the 2017 Acquisitions was $565.0 million, including acquisition date fair value of contingent consideration of $5.7 million, respectively.
At September 30, 2017, we have not finalized the purchase accounting related to the 2017 Acquisitions and these amounts represent preliminary values. For our business acquisitions completed after September 30, 2016, including the 2017 Acquisitions, we expect to finalize our purchase accounting during the respective measurement periods, which will be no later than one year following their applicable closing dates.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2016 to September 30, 2017 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2016	$889.4	$74.7	$964.1
Goodwill from acquisitions	204.1	—	204.1
Purchase accounting adjustments	(10.8)	—	(10.8)
Foreign currency translation	94.2	6.7	100.9
September 30, 2017	$1,176.9	$81.4	$1,258.3

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$494.7	$(200.1)	$294.6	10.5
Trademarks - indefinite-lived	297.4	—	297.4	Indefinite
Trademarks - definite-lived	77.1	(15.9)	61.2	14.7
Customer relationships	941.8	(164.0)	777.8	19.0
Other	16.6	(1.7)	14.9	4.4
Total	$1,827.6	$(381.7)	$1,445.9

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$417.1	$(153.6)	$263.5	10.2
Trademarks—indefinite-lived	273.2	—	273.2	Indefinite
Trademarks—definite-lived	55.0	(11.4)	43.6	14.8
Customer relationships	672.6	(123.3)	549.3	18.7
Other	2.4	(1.7)	0.7	4.6
Total	$1,420.3	$(290.0)	$1,130.3
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2017 and each of the succeeding five years is:

Remainder of 2017	$27.9
2018	$108.1
2019	$107.8
2020	$107.3
2021	$105.4
2022	$76.1
(5)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and nine months ended September 30, 2017, we incurred restructuring costs of $6.2 million and $7.6 million, respectively. During the three and nine months ended September 30, 2016, we incurred restructuring costs of $15.6 million and $21.2 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from the balance sheet date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2016 to September 30, 2017:

2017 Activity
Balance at December 31, 2016	$66.1
Expense recorded	7.6
Payments made	(24.2)
Foreign currency impacts	6.2
Venezuela deconsolidation impact	(1.5)
Balance at September 30, 2017	$54.2
Restructuring charges incurred during the fourth quarter ended December 31, 2016 included actions to reduce operational costs through activities to rationalize our manufacturing footprint. The impact to earnings from accelerated depreciation related to these manufacturing assets for the nine months ended September 30, 2017 was $4.3 million. During the three and nine months ended September 30, 2017, we recorded impairment losses of $4.4 million and $7.6 million, respectively, associated with these manufacturing facilities based on market price estimates recorded within other expense, net.

(6)	COMMITMENTS AND CONTINGENCIES
Leases
During the three months ended September 30, 2017, we determined that a previous build-to-suit lease arrangement was to be treated as a sale-leaseback financing. The lessor's building costs will be depreciated over an estimated useful life, consistent with our other sale-leaseback financing identified during the year ended December 31, 2016, beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to both transactions during the rental term as of September 30, 2017:

Sale-leaseback obligations
Remainder of 2017	$1.3
2018	5.4
2019	5.5
2020	5.6
2021	5.6
Thereafter	91.9
Total minimum payments	$115.3
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(7)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.2	$2.4	$6.4	$7.5
Interest cost	3.3	3.7	10.0	11.5
Expected return on plan assets	(3.7)	(3.0)	(10.7)	(9.6)
Amortization of actuarial loss, net	0.3	0.1	1.1	0.2
Net periodic benefit cost	$2.1	$3.2	$6.8	$9.6
(8)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2017, we recognized $9.2 million and $30.5 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $2.8 million and $9.1 million for the three and nine months ended September 30, 2017, respectively. Forfeitures are recorded in the period they occur.
During the three and nine months ended September 30, 2016, we recognized $10.0 million and $31.6 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $5.3 million and $10.8 million for the three and nine months ended September 30, 2016, respectively.
2017 Activity
In 2017, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of stock option award activity as of and for the nine months ended September 30, 2017 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2017	9.6	$14.40
Granted	0.9	$29.56
Exercised	(1.9)	$10.76
Forfeited	(0.1)	$25.61
Outstanding at September 30, 2017	8.5	$16.58
Vested and expected to vest at September 30, 2017	8.5	$16.58	$108.9	6.77
Exercisable at September 30, 2017	6.6	$13.33	$105.1	6.23
Cash received by the Company upon exercise of options for the nine months ended September 30, 2017 was $19.9 million. Tax benefits on these exercises were $12.4 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At September 30, 2017, there is $5.8 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 2.0 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	2.3	$29.18
Granted	0.7	$30.21
Vested	(0.9)	$30.05
Forfeited	(0.1)	$26.77
Outstanding at September 30, 2017	2.0	$29.27
Tax benefits on the vesting of restricted stock during the nine months ended September 30, 2017 were $9.8 million.
At September 30, 2017, there is $23.4 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 2.0 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2017	0.3	$24.74
Granted	0.3	$38.11
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2017	0.6	$31.16
At September 30, 2017, there is $13.2 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.1 years.
(9)    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange losses, net	$3.5	$4.5	$8.3	$30.0
Impairments of property	4.4	—	7.6	10.5
Debt extinguishment and refinancing related costs	0.6	81.9	13.0	84.2
Other miscellaneous (income) expense, net	(0.6)	1.0	(1.4)	3.5
Total	$7.9	$87.4	$27.5	$128.2
Our Venezuelan subsidiary contributed to the net exchange losses for all periods leading up to the deconsolidation of the entity during the three months ended June 30, 2017. These losses for the nine months ended September 30, 2017 were $1.8 million. These losses for the three and nine months ended September 30, 2016 were $1.2 million and $23.9 million, respectively.
Debt extinguishment and refinancing related costs incurred during the nine months ended September 30, 2017 include third-party fees incurred in conjunction with the refinancing of the 2023 Dollar Term Loans. Debt extinguishment and refinancing related costs incurred during the three and nine months ended September 30, 2016 include redemption premiums on our 2021 Dollar Senior Notes and 2021 Euro Senior Notes as well as the unamortized (or pro-rata unamortized) deferred financing costs and original issue discounts associated with the debt extinguishment. See Note 15 for further information surrounding these debt-related transactions.

(10)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Effective Tax Rate	17.2%	22.5%
The lower effective tax rate for the nine months ended September 30, 2017 was primarily due to forecasted mix of earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate as compared to September 30, 2016. The pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary for 2017, which is non-deductible, was largely offset by the prior year impact of pre-tax losses on debt extinguishment and other financing-related costs incurred in connection with the refinancing activities and voluntary prepayments where a tax benefit for a portion of the losses were not expected to be realized. These adjustments were partially offset by the favorable impact of the benefits associated with current year excess tax benefits related to stock-based compensation of $11.6 million compared to $10.8 million for the nine months ended September 30, 2017 and 2016, respectively.
The effective tax rate for the nine months ended September 30, 2017 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and current year excess tax benefits related to stock-based compensation. These adjustments were offset by the unfavorable impact of the Venezuelan deconsolidation charge, pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, non-deductible expenses and interest and currency exchange losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016(1)	2017	2016(1)
Net income (loss) to common shareholders	$54.9	$(6.6)	$98.2	$76.0
Basic weighted average shares outstanding	240.7	238.5	240.5	237.8
Diluted weighted average shares outstanding	245.8	238.5	246.2	244.2
Net income (loss) per common share:
Basic net income (loss) per share	$0.23	$(0.03)	$0.41	$0.32
Diluted net income (loss) per share	$0.22	$(0.03)	$0.40	$0.31
(1) Net income per common share for the nine months ended September 30, 2016 is inclusive of effects of the adoption of ASU 2016-09, discussed further at Note 1, which increased diluted weighted average shares outstanding by 1.8 million shares. Based on the fact that diluted weighted average shares outstanding are equal to basic weighted average shares outstanding in periods of loss, there was no impact of this adoption on diluted weighted average shares outstanding during the three months ended September 30, 2016.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2017 were 1.9 million and 1.8 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 were 13.0 million and 1.4 million, respectively.

(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2017	December 31, 2016
Accounts receivable - trade, net	$766.6	$640.4
Notes receivable	26.6	68.7
Other	95.8	92.8
Total	$889.0	$801.9
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable - trade, net are net of allowances of $16.6 million and $13.7 million at September 30, 2017 and December 31, 2016, respectively. Bad debt expense, within selling, general and administration expenses for the three and nine months ended September 30, 2017, was $0.9 million and $3.3 million, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.
(13)    INVENTORIES

	September 30, 2017	December 31, 2016
Finished products	$360.7	$315.2
Semi-finished products	97.4	87.5
Raw materials and supplies	166.3	127.0
Total	$624.4	$529.7
Stores and supplies inventories of $21.1 million and $20.2 million at September 30, 2017 and December 31, 2016, respectively, were valued under the weighted average cost method.
(14) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $43.3 million and $131.3 million for the three and nine months ended September 30, 2017, respectively, and $45.0 million and $130.6 million for the three and nine months ended September 30, 2016, respectively.

	September 30, 2017	December 31, 2016
Property, plant and equipment	$2,147.9	$1,933.0
Accumulated depreciation	(761.8)	(617.3)
Property, plant and equipment, net	$1,386.1	$1,315.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2017	December 31, 2016
2024 Dollar Term Loans	$1,995.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	467.1	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	394.2	349.7
2025 Euro Senior Notes	529.5	469.8
Short-term and other borrowings	67.2	39.8
Unamortized original issue discount	(9.6)	(10.0)
Unamortized deferred financing costs	(40.4)	(48.0)
	$3,903.0	$3,263.9
Less:
Short term borrowings	$13.1	$8.3
Current portion of long-term borrowings	24.7	19.6
Long-term debt	$3,865.2	$3,236.0
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
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of September 30, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At September 30, 2017, the financial covenant is not applicable as there were no borrowings.
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
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At September 30, 2017 and December 31, 2016, letters of credit issued under the Revolving Credit Facility totaled $21.8 million and $21.3 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $378.2 million and $378.7 million at September 30, 2017 and December 31, 2016, respectively.
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
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("New U.S. Issuer") issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes”), for the primary purpose of redeeming the 2021 Dollar Senior Notes. Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2017.

Remainder of 2017	$19.3
2018	28.9
2019	25.5
2020	25.4
2021	25.4
Thereafter	3,814.3
$3,938.8
The table above excludes $14.2 million of debt associated with our sale-leaseback financings that will not be settled with cash.

(16)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Available for sale securities - The fair value of available for sale securities at September 30, 2017 and December 31, 2016 was $4.7 million and $4.4 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at September 30, 2017 were $502.5 million, $419.8 million and $558.7 million, respectively. The fair values at December 31, 2016 were $500.0 million, $363.8 million and $472.2 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third-party pricing service. Due to the infrequent trades of the New Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans at September 30, 2017 were $2,079.8 million and $471.8 million, respectively. The fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans at December 31, 2016 were $1,560.5 million and $421.8 million, respectively. The estimated fair values of the 2024 Dollar Term Loans and the 2023 Euro Loans are based on recent trades, as reported by a third-party pricing service. Due to the infrequent trades of the Current Term Loans, these inputs are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. The fair value of contingent consideration at September 30, 2017 was $7.5 million. During the three and nine months ended September 30, 2017, the Company recorded gains of $0.7 million and $4.6 million associated with the changes to fair value, respectively. The fair value of contingent consideration at December 31, 2016 was $10.0 million. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
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
Derivative Instruments Qualifying and Designated as Cash Flow Hedges
During the year ended December 31, 2013, we entered into five interest rate swaps with notional amounts totaling $1,173.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. The interest rate swaps matured on September 29, 2017.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheets:

	September 30, 2017	December 31, 2016
Prepaid and other assets:
Interest rate swaps	$—	$0.1
Total assets	$—	$0.1
Other accrued liabilities:
Interest rate swaps	$—	$0.8
Interest rate caps	$3.0	$—
Other liabilities
Interest rate caps	$1.1	$—
Total liabilities	$4.1	$0.8
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
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2017 and 2016 for these cash flow hedges.

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest rate contracts	$—	$(1.7)	Interest expense, net	$(0.5)	$1.7	Interest expense, net	$0.4	$(2.0)

	Amount of (Gain) Loss Recognized in OCI on Derivatives (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)		Location of (Gains) Losses Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest rate contracts	$3.7	$—	Interest expense, net	$0.2	$4.9	Interest expense, net	$2.4	$1.3
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

During the year ended December 31, 2013, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loan for a premium of $3.1 million. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instrument were recorded in current period earnings and are included in interest expense. This hedge matured on September 29, 2017.
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheets:

	September 30, 2017	December 31, 2016
Prepaid and other assets:
Foreign currency contracts	$—	$0.1
Other assets
Interest rate caps	$0.1	$—
Total assets	$0.1	$0.1
Other accrued liabilities:
Foreign currency contracts	$—	$0.5
Total liabilities	$—	$0.5
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2017	2016	2017	2016
Interest rate caps	Interest expense	$0.2	$—	$0.6	$—
Foreign currency forward contracts	Other expense, net	$2.5	$0.4	$9.7	$4.4
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance Coatings
Refinish	$395.3	$431.7	$1,205.1	$1,259.3
Industrial	298.2	184.8	737.7	532.4
Total Net sales Performance Coatings	693.5	616.5	1,942.8	1,791.7
Transportation Coatings
Light Vehicle	309.7	321.1	984.0	994.9
Commercial Vehicle	88.6	83.0	261.3	254.8
Total Net sales Transportation Coatings	398.3	404.1	1,245.3	1,249.7
Total Net sales	$1,091.8	$1,020.6	$3,188.1	$3,041.4
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended September 30,
	2017			2016
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$693.5	$398.3	$1,091.8	$616.5	$404.1	$1,020.6
Equity in earnings (losses) in unconsolidated affiliates	—	0.1	0.1	(0.4)	0.1	(0.3)
Adjusted EBITDA (2)	135.1	74.4	209.5	145.7	84.7	230.4
Investment in unconsolidated affiliates	3.1	12.3	15.4	3.3	11.5	14.8

	Nine Months Ended September 30,
	2017			2016
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,942.8	$1,245.3	$3,188.1	$1,791.7	$1,249.7	$3,041.4
Equity in earnings (losses) in unconsolidated affiliates	0.2	0.3	0.5	(0.2)	0.2	—
Adjusted EBITDA (2)	398.8	241.0	639.8	413.2	264.7	677.9
Investment in unconsolidated affiliates	3.1	12.3	15.4	3.3	11.5	14.8

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$58.4	$(12.9)	$124.8	$102.8
Interest expense, net	37.7	42.9	109.1	140.8
Depreciation and amortization	88.6	81.2	255.9	235.8
EBITDA	184.7	111.2	489.8	479.4
Debt extinguishment and refinancing related costs (a)	0.6	81.9	13.0	84.2
Foreign exchange remeasurement losses (b)	3.5	4.5	8.3	30.0
Long-term employee benefit plan adjustments (c)	(0.1)	0.8	0.4	2.1
Termination benefits and other employee related costs (d)	5.8	16.3	6.6	25.2
Consulting and advisory fees (e)	—	2.7	(0.1)	8.3
Transition-related costs (f)	1.9	—	5.8	—
Offering and transactional costs (g)	0.5	3.0	6.1	4.4
Stock-based compensation (h)	9.2	10.0	30.5	31.6
Other adjustments (i)	0.8	1.5	3.6	5.2
Dividends in respect of noncontrolling interest (j)	(1.8)	(1.5)	(2.7)	(3.0)
Deconsolidation impacts and impairments (k)	4.4	—	78.5	10.5
Adjusted EBITDA	$209.5	$230.4	$639.8	$677.9

(a)
During the three and nine months ended September 30, 2016, we prepaid outstanding principal on our term loans, resulting in non-cash pre-tax losses on extinguishment of $4.3 million and $6.6 million, respectively. In addition, during the three and nine months ended September 30, 2016, we amended our Credit Agreement and refinanced our indebtedness, resulting in additional losses of $77.6 million. In connection with the refinancing of our Dollar Term Loans during the nine months ended September 30, 2017, we recorded losses of $13.0 million, including changes to estimates of $0.6 million for the three months ended September 30, 2017. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of impacts associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million for the nine months ended September 30, 2017 and losses of $1.2 million and $23.9 million for the three and nine months ended September 30, 2016, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefits.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(k)
During the nine months ended September 30, 2017 and 2016, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary and a non-cash impairment charge related to a real estate investment of $70.9 million and $10.5 million, respectively. During the three and nine months ended September 30, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $4.4 million and $7.6 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2017 and 2016, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,125.1	$121.5	$1,246.6
Net income	98.2	5.1	103.3
Other comprehensive income, net of tax	94.1	1.0	95.1
Recognition of stock-based compensation	30.5	—	30.5
Exercise of stock options	19.9	—	19.9
Treasury share repurchase	(58.4)	—	(58.4)
Dividends paid to noncontrolling interests	—	(2.7)	(2.7)
Balance September 30, 2017	$1,309.4	$124.9	$1,434.3

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2015	$1,065.7	$67.5	$1,133.2
Cumulative effect of an accounting change (1)	43.9	—	43.9
Balance at January 1, 2016	1,109.6	67.5	1,177.1
Net income	76.0	3.7	79.7
Other comprehensive income, net of tax	16.4	0.8	17.2
Recognition of stock-based compensation	31.6	—	31.6
Exercise of stock options	13.8	—	13.8
Noncontrolling interests of acquired subsidiaries	—	51.3	51.3
Dividends paid to noncontrolling interests	—	(3.0)	(3.0)
Balance September 30, 2016	$1,247.4	$120.3	$1,367.7
(1) January 1, 2016 balance was adjusted at December 31, 2016 to reflect the impact of the adoption of ASU 2016-09, as discussed in Note 1.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	88.3	(0.3)	(0.1)	1.7	89.6
Reclassifications from AOCI to Net income	—	6.2	—	(1.7)	4.5
Net Change	88.3	5.9	(0.1)	—	94.1
September 30, 2017	$(203.9)	$(50.7)	$0.3	$(2.0)	$(256.3)
Included in the reclassification from AOCI to net income (loss) was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $5.9 million in AOCI, inclusive of $2.6 million of tax benefits, and is discussed further in Note 21.
The income tax expense related to the changes in pension benefits for the nine months ended September 30, 2017 was $3.1 million. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2017 was $16.0 million. The income tax benefit related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2017 was $1.1 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2017 was $2.2 million.

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
The income tax provision related to the changes in pension benefits for the nine months ended September 30, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2016 was $13.4 million. The income tax benefit related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2016 was $0.0 million. The cumulative income tax benefit related to the adjustment for unrealized loss on derivatives at September 30, 2016 was $1.9 million.
(21)    VENEZUELA
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Based on the fact that we believe this lack of exchangeability will continue, the continued political unrest, the recent drop in demand for our business and the expected losses we were forecasting for the foreseeable future, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and began accounting for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our condensed consolidated statement of operations. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances are now recorded at zero as of September 30, 2017. Further, our consolidated balance sheet and statement of operations will no longer include the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Our Venezuelan subsidiary contributed zero and $2.5 million to net sales during the three and nine months ended September 30, 2017, respectively. This is compared to the subsidiary's net sales for the three and nine months ended September 30, 2016 which represented $19.4 million and $48.6 million of our consolidated net sales, respectively.
During the nine months ended September 30, 2016 we recorded an impairment loss of $10.5 million at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. The method used to determine fair values for both assets included using Level 2 inputs in the form of a sale and purchase agreement for the certain manufacturing assets and observable market quotes from local real estate broker service firms for the Venezuela real estate investment.

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 49 manufacturing facilities, 4 technology centers, 48 customer training centers and over 13,300 employees allows us to meet the needs of customers in approximately 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 4.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, driven primarily by our Performance Coatings segment and the associated impacts of our acquisitions. Volume growth was flat as increases in our Transportation Coatings segment were offset entirely by decreases in our Performance Coatings segment. Slight declines in average selling prices across both segments resulted primarily from pricing pressures in select regions within our light vehicle end-market, which contributed to a decrease of 1.5%. Unfavorable currency translation contributed to a further decline of net sales of 0.6%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales excluding currency translation increased 9.3% driven by stronger volumes in our industrial end-market, including the impacts of acquisitions combined with organic volume growth in Europe.

•
Transportation Coatings: Net sales excluding currency translation remained relatively consistent with the comparable period with offsetting impacts from stronger volumes in both our light vehicle and commercial vehicle end-markets and lower average selling prices primarily in our North America light vehicle end-market.

Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2017 and 2016, as follows:

(In millions)	Three Months Ended September 30,		2017 vs 2016	Nine Months Ended September 30,		2017 vs 2016
	2017	2016	% change	2017	2016	% change
Performance Coatings
Refinish	$395.3	$431.7	(8.4)%	$1,205.1	$1,259.3	(4.3)%
Industrial	298.2	184.8	61.4%	737.7	532.4	38.6%
Total Net sales Performance Coatings	693.5	616.5	12.5%	1,942.8	1,791.7	8.4%
Transportation Coatings
Light Vehicle	309.7	321.1	(3.6)%	984.0	994.9	(1.1)%
Commercial Vehicle	88.6	83.0	6.7%	261.3	254.8	2.6%
Total Net sales Transportation Coatings	398.3	404.1	(1.4)%	1,245.3	1,249.7	(0.4)%
Total Net sales	$1,091.8	$1,020.6	7.0%	$3,188.1	$3,041.4	4.8%
Acquisitions Highlights
During the nine months ended September 30, 2017, we successfully completed six strategic acquisitions within our Performance Coatings segment. Included in these acquisitions was the purchase of the Industrial Wood business in North America, which is discussed in further detail at Note 3 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our 2017 aggregate spending for these 2017 Acquisitions was $559.3 million. The impact of acquisitions contributed $211.1 million to net sales during the nine months ended September 30, 2017.
Capital and Liquidity Highlights
During the nine months ended September 30, 2017, we entered into the Fifth Amendment of our Senior Secured Credit Facilities, which increased the aggregate principal balance of our Dollar Term Loans to $2,000.0 million of which the net proceeds were used to fund the Industrial Wood Acquisition and certain other 2017 Acquisitions. In addition, this amendment extended the maturity date on our Dollar Term Loans and lowered interest rates. The benefits of this refinancing transaction are anticipated to save approximately $7.7 million in annual cash interest compared to the previous principal balances. For additional information, refer to Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Highlights
In March 2017, we announced that our Board of Directors authorized a common share repurchase program of up to $675.0 million. We expect the share repurchases to be made from time to time in the open market or through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations and approvals. The pace of repurchase activity will be subject to our discretion, and will be based upon market conditions and other capital allocation decisions, while incorporating key factors including cash balances and needs of the business, cash flow from operations, stock price and acquisition opportunities. There is no expiration date on the share repurchase program. During the nine months ended September 30, 2017, repurchases totaled $58.4 million.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no material changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$56.3	$(5.4)	$103.3	$79.7
Interest expense, net	37.7	42.9	109.1	140.8
Provision (benefit) for income taxes	2.1	(7.5)	21.5	23.1
Depreciation and amortization	88.6	81.2	255.9	235.8
EBITDA	184.7	111.2	489.8	479.4
Debt extinguishment and refinancing related costs (a)	0.6	81.9	13.0	84.2
Foreign exchange remeasurement losses (b)	3.5	4.5	8.3	30.0
Long-term employee benefit plan adjustments (c)	(0.1)	0.8	0.4	2.1
Termination benefits and other employee related costs (d)	5.8	16.3	6.6	25.2
Consulting and advisory fees (e)	—	2.7	(0.1)	8.3
Transition-related costs (f)	1.9	—	5.8	—
Offering and transactional costs (g)	0.5	3.0	6.1	4.4
Stock-based compensation (h)	9.2	10.0	30.5	31.6
Other adjustments (i)	0.8	1.5	3.6	5.2
Dividends in respect of noncontrolling interest (j)	(1.8)	(1.5)	(2.7)	(3.0)
Deconsolidation impacts and impairments (k)	4.4	—	78.5	10.5
Adjusted EBITDA	$209.5	$230.4	$639.8	$677.9

(a)
During the three and nine months ended September 30, 2016, we prepaid outstanding principal on our term loans, resulting in non-cash pre-tax losses on extinguishment of $4.3 million and $6.6 million, respectively. In addition, during the three and nine months ended September 30, 2016, we amended our Credit Agreement and refinanced our indebtedness, resulting in additional losses of $77.6 million. In connection with the refinancing of our Dollar Term Loans during the nine months ended September 30, 2017, we recorded losses of $13.0 million, including changes to estimates of $0.6 million for the three months ended September 30, 2017. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of impacts associated with our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million for the nine months ended September 30, 2017 and losses of $1.2 million and $23.9 million for the three and nine months ended September 30, 2016, respectively.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefits.

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

(k)
During the nine months ended September 30, 2017 and 2016, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary and a non-cash impairment charge related to a real estate investment of $70.9 million and $10.5 million, respectively. During the three and nine months ended September 30, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $4.4 million and $7.6 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following table was derived from the interim unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(In millions)	2017	2016
Net sales	$1,091.8	$1,020.6
Other revenue	4.5	5.7
Total revenue	1,096.3	1,026.3
Cost of goods sold	702.5	630.4
Selling, general and administrative expenses	246.4	242.3
Research and development expenses	16.6	14.9
Amortization of acquired intangibles	26.8	21.3
Income from operations	104.0	117.4
Interest expense, net	37.7	42.9
Other expense, net	7.9	87.4
Income (loss) before income taxes	58.4	(12.9)
Provision (benefit) for income taxes	2.1	(7.5)
Net income (loss)	56.3	(5.4)
Less: Net income attributable to noncontrolling interests	1.4	1.2
Net income (loss) attributable to controlling interests	$54.9	$(6.6)
Net sales
Net sales increased $71.2 million, or 7.0%, to $1,091.8 million for the three months ended September 30, 2017, compared to net sales of $1,020.6 million for the three months ended September 30, 2016. Our net sales increase for the three months ended September 30, 2017 included the benefits of acquisitions which contributed to an increase of 9.7%. Acquisition volume was partially offset by declines in organic volumes of 3.9% primarily driven by our Performance Coatings segment in North America and Latin America. Further offsetting the increase were lower average selling prices of 0.7% primarily in our light vehicle and commercial vehicle end-markets. Favorable effects of currency translation resulting from the strengthening of the Euro and certain currencies in Latin America and Asia compared to the U.S. dollar also contributed to a 1.9% increase.
Other revenue
Other revenue decreased $1.2 million, or 21.1%, to $4.5 million for the three months ended September 30, 2017 compared to $5.7 million for the three months ended September 30, 2016 as a result of decreases in service revenue within our European region. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $72.1 million, or 11.4%, to $702.5 million for the three months ended September 30, 2017, compared to $630.4 million for the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 resulted primarily from higher volumes of 5.8% driven by acquisitions. Further contributing to the increase were unfavorable effects of currency translation resulting from the impacts of the stronger Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, which contributed to a 1.5% increase. Cost of sales as a percentage of net sales increased to 64.3% for the three months ended September 30, 2017 compared to 61.8% for the three months ended September 30, 2016, as a result of higher variable costs and lower average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.1 million, or 1.7%, to $246.4 million for the three months ended September 30, 2017 compared to $242.3 million for the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 resulted primarily from increases of $15.1 million resulting from acquisitions and our focus on opportunities to expand our market presence and invest in commercial capabilities. Selling, general and administrative expenses for the three months ended September 30, 2017 included $8.5 million related to our cost savings initiatives and acquisition-related costs as compared to $21.9 million of similar costs for the three months ended September 30, 2016, resulting in a decrease of $13.4 million over the comparable period.
Unfavorable impacts of currency exchange during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 further contributed to a 2.0% increase in selling, general and administrative expenses and were primarily a result of the stronger Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Research and development expenses
Research and development expenses increased $1.7 million, or 11.4%, to $16.6 million for the three months ended September 30, 2017 compared to $14.9 million for the three months ended September 30, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products, sourcing of additional internal capabilities, as well as the impacts from acquisitions. Further contributing to the increase were the impacts of currency exchange, which contributed to an increase of 4.5% over the comparable period.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $5.5 million, or 25.8%, to $26.8 million for the three months ended September 30, 2017 compared to $21.3 million for the three months ended September 30, 2016. This increase for the three months ended September 30, 2017 was attributable to amortization of the definite-lived intangible assets from our acquisitions combined with impacts of the strengthening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Interest expense, net
Interest expense, net decreased $5.2 million, or 12.1%, to $37.7 million for the three months ended September 30, 2017 compared to $42.9 million for the three months ended September 30, 2016. The decrease for the three months ended September 30, 2017 was driven by the refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio, partially offset by increases resulting from the incremental indebtedness associated with the 2024 Dollar Term Loans used to finance the Industrial Wood Acquisition.
Other expense, net
Other expense, net decreased $79.5 million from $87.4 million for the three months ended September 30, 2016 to $7.9 million for the three months ended September 30, 2017. This decrease relates primarily to the absence of losses on debt extinguishment and refinancing related costs incurred during the three months ended September 30, 2016 which resulted in a $81.3 million decrease over the comparable period. In addition, there was a reduction in foreign exchange losses, net from $3.5 million during the three months ended September 30, 2017 as compared to $4.5 million for the three months ended September 30, 2016, resulting in a $1.0 million decrease over the comparable period. Partially offsetting the decrease was the impact of a $4.4 million impairment related to a manufacturing facility closure.
Provision for income taxes
We recorded an income tax provision of $2.1 million for the three months ended September 30, 2017, which represents a 3.6% effective tax rate in relation to income before income taxes of $58.4 million. The effective tax rate for the three months ended September 30, 2017 differs from the U.S. Federal statutory rate by 31.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $34.6 million and current year excess tax benefits related to stock-based compensation of $2.7 million. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $0.5 million, non-deductible expenses and interest of $3.1 million and $17.1 million associated with currency exchange losses.

We recorded an income tax benefit of $7.5 million for the three months ended September 30, 2016, which represents a 58.1% effective tax rate in relation to the loss before income taxes of $12.9 million. The effective tax rate for the three months ended September 30, 2016 differs from the U.S. Federal statutory rate by 23.1%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $15.8 million and we recognized a benefit of $0.9 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $14.0 million and non-deductible expenses and interest of $4.3 million. The provision for income taxes for the three months ended September 30, 2016 has been revised to reflect the adoption of ASU 2016-09, resulting in a decrease of the provision of $6.4 million.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following table was derived from the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(In millions)	2017	2016
Net sales	$3,188.1	$3,041.4
Other revenue	16.5	18.7
Total revenue	3,204.6	3,060.1
Cost of goods sold	2,033.6	1,885.8
Selling, general and administrative expenses	717.8	699.1
Venezuela deconsolidation charge	70.9	—
Research and development expenses	48.6	41.6
Amortization of acquired intangibles	72.3	61.8
Income from operations	261.4	371.8
Interest expense, net	109.1	140.8
Other expense, net	27.5	128.2
Income before income taxes	124.8	102.8
Provision for income taxes	21.5	23.1
Net income	103.3	79.7
Less: Net income attributable to noncontrolling interests	5.1	3.7
Net income attributable to controlling interests	$98.2	$76.0
Net sales
Net sales increased $146.7 million, or 4.8%, to $3,188.1 million for the nine months ended September 30, 2017, compared to net sales of $3,041.4 million for the nine months ended September 30, 2016. Our net sales increase for the nine months ended September 30, 2017 included the benefits of acquisitions which contributed to an increase in sales volumes of 6.9%. Further contributing to this sales growth was an increase in organic sales volumes within Europe and Asia, which were offset by declines in organic sales volumes in Latin America and North America, resulting in flat organic volumes over the comparable period. Lower average sales prices contributed to a 1.5% decrease driven primarily by the Transportation Coatings segment. Net sales were also negatively impacted from unfavorable impacts of currency translation, which reduced net sales by 0.6%, due primarily to the impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Other revenue
Other revenue decreased $2.2 million, or 11.8%, to $16.5 million for the nine months ended September 30, 2017, compared to $18.7 million for the nine months ended September 30, 2016 as a result of decreases in service revenue within our European region. The impacts of currency exchange did not have a material impact on the comparable periods.
Cost of sales
Cost of sales increased $147.8 million, or 7.8%, to $2,033.6 million for the nine months ended September 30, 2017 compared to $1,885.8 million for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 resulted primarily from higher volumes of 6.9%. Cost of sales as a percentage of net sales increased to 63.8% for the nine months ended September 30, 2017 compared to 62.0% for the nine months ended September 30, 2016 as a result of lower average selling prices combined with the impact of fair value of inventory associated with recent acquisitions.
Partially offsetting this increase were favorable effects of currency translation resulting from the impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, which contributed to a 0.3% decrease.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $18.7 million, or 2.7%, to $717.8 million for the nine months ended September 30, 2017 compared to $699.1 million for the nine months ended September 30, 2016. The increase resulted primarily from the impacts of acquisitions of $37.0 million as well as our focus on opportunities to expand our market presence and invest in commercial capabilities.

This increase was partially offset by a decrease in costs associated with cost savings initiatives and acquisition-related costs which were $22.6 million for the nine months ended September 30, 2017 as compared to $38.1 million of costs for the nine months ended September 30, 2016, resulting in a $15.5 million decrease over the comparable period.
Further offsetting the increase was the favorable impact of currency exchange during the nine months ended September 30, 2017 which contributed to a 0.5% reduction in selling, general and administrative expenses due to the impact of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Venezuela deconsolidation charge
During the nine months ended September 30, 2017 we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during nine months ended September 30, 2016. See further discussion in Note 21 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
Research and development expenses increased $7.0 million, or 16.8%, to $48.6 million for the nine months ended September 30, 2017 compared to $41.6 million for the nine months ended September 30, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products, sourcing of additional internal capabilities, as well as the impacts from acquisitions. The impacts of currency exchange did not have a material impact on the comparable periods.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $10.5 million, or 17.0%, to $72.3 million for the nine months ended September 30, 2017 compared to $61.8 million for the nine months ended September 30, 2016. This increase was attributable to amortization of the definite-lived intangible assets from our acquisitions. The impacts of currency exchange did not have a material impact on the comparable periods.
Interest expense, net
Interest expense, net decreased $31.7 million, or 22.5%, to $109.1 million for the nine months ended September 30, 2017 compared to $140.8 million for the nine months ended September 30, 2016. The decrease was driven by the refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio, partially offset by increases resulting from the incremental indebtedness associated with the 2024 Dollar Term Loans used to finance the Industrial Wood Acquisition.
Other expense, net
Other expense, net decreased $100.7 million to $27.5 million for the nine months ended September 30, 2017 compared to $128.2 million for the nine months ended September 30, 2016. This decrease relates primarily to losses on debt extinguishment and refinancing related costs incurred during the nine months ended September 30, 2016 which aggregated to $84.2 million. Comparable costs incurred during the nine months ended September 30, 2017 aggregated to $13.0 million resulting in a decrease of $71.2 million.
In addition, there was a $21.7 million reduction of foreign exchange losses, net from $30.0 million recorded during the nine months ended September 30, 2016 to $8.3 million during the nine months ended September 30, 2017.
Furthering this decrease was a $2.9 million decrease in impairments to $7.6 million during the nine months ended September 30, 2017 associated with impairments related to the manufacturing facilities closures, compared to the impairment of $10.5 million related to our real estate investment in Venezuela incurred during the nine months ended September 30, 2016.

Provision for income taxes
We recorded an income tax provision of $21.5 million for the nine months ended September 30, 2017, which represents a 17.2% effective tax rate in relation to the income before income taxes of $124.8 million. The effective tax rate for the nine months ended September 30, 2017 differs from the U.S. Federal statutory rate by 17.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $62.6 million and current year excess tax benefits related to stock-based compensation of $11.6 million. Furthermore, we recorded a deferred tax asset of $26.4 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $8.5 million, non-deductible expenses and interest of $10.9 million and $9.4 million associated with currency exchange losses. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.
We recorded an income tax provision of $23.1 million for the nine months ended September 30, 2016, which represents a 22.5% effective tax rate in relation to the income before income taxes of $102.8 million. The effective tax rate for the nine months ended September 30, 2016 differs from the U.S. Federal statutory rate by 12.5%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $31.9 million and we recognized a benefit of $9.5 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $23.3 million and non-deductible expenses and interest of $8.0 million. In addition, our pre-tax impairment charge in Venezuela of $10.5 million had an unfavorable $3.7 million impact on the effective rate as it was non-deductible. The provision for income taxes for the nine months ended September 30, 2016 has been amended to reflect the adoption of ASU 2016-09, resulting in a decrease of the provision of $10.8 million.

SEGMENT RESULTS
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
The following table presents net sales and Adjusted EBITDA, by segment, for the periods presented:

	Three Months Ended September 30,
(In millions)	2017	2016
Net Sales
Performance Coatings	$693.5	$616.5
Transportation Coatings	398.3	404.1
Total	$1,091.8	$1,020.6
Adjusted EBITDA
Performance Coatings	$135.1	$145.7
Transportation Coatings	74.4	84.7
Total	$209.5	$230.4
Performance Coatings Segment
Net sales increased $77.0 million, or 12.5%, to $693.5 million for the three months ended September 30, 2017 compared to net sales of $616.5 million for the three months ended September 30, 2016. The increase in net sales for the three months ended September 30, 2017 was driven by increased volumes of 9.5%. This included a 16.1% benefit from acquisitions and organic volume increases in our industrial end-market of 3.0%, partially offset by a decline in our refinish end-market driven by distributor working capital adjustments and recent natural disasters in North America, as well as the Venezuela deconsolidation impact in Latin America. Higher average selling prices contributed to an increase of 0.9%, as well as favorable impacts of currency exchange related to strengthening of the Euro and certain currencies in Latin America and Asia compared to the U.S. dollar which contributed to a 2.1% increase.
Adjusted EBITDA decreased $10.6 million, or 7.3%, to $135.1 million for the three months ended September 30, 2017 compared to Adjusted EBITDA of $145.7 million for the three months ended September 30, 2016. The decrease in Adjusted EBITDA for the three months ended September 30, 2017 was driven by lower sales volumes in North America and Latin America and the unfavorable impacts of higher variable costs across all regions and end-markets. Partially offsetting these decreases were the impacts of acquisitions and higher average selling prices across all regions, as well as favorable impacts of the stronger Euro and certain currencies within Latin America and Asia compared to the U.S. dollar.
Transportation Coatings Segment
Net sales decreased $5.8 million, or 1.4%, to $398.3 million for the three months ended September 30, 2017 compared to net sales of $404.1 million for the three months ended September 30, 2016. The decrease in net sales for the three months ended September 30, 2017 was driven by lower than average selling prices of 3.0% primarily resulting from our light vehicle end-market. These declines were offset through an increase in sales volumes which contributed to growth of 0.2%, and favorable impacts of currency exchange related to strengthening of the Euro and certain currencies in Latin America and Asia compared to the U.S. dollar which contributed to a 1.4% increase in net sales.
Adjusted EBITDA decreased $10.3 million, or 12.2%, to $74.4 million for the three months ended September 30, 2017 compared to Adjusted EBITDA of $84.7 million for the three months ended September 30, 2016. The decrease in Adjusted EBITDA for the three months ended September 30, 2017 was primarily driven by lower than average selling prices in our light vehicle end-market and higher variable costs across all regions and end-markets. These decreases were partially offset by the impacts of lower operating costs across all regions and end-markets.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
The following table presents net sales and Adjusted EBITDA, by segment, for the periods presented:

	Nine Months Ended September 30,
(In millions)	2017	2016
Net Sales
Performance Coatings	$1,942.8	$1,791.7
Transportation Coatings	1,245.3	1,249.7
Total	$3,188.1	$3,041.4
Adjusted EBITDA
Performance Coatings	$398.8	$413.2
Transportation Coatings	241.0	264.7
Total	$639.8	$677.9
Performance Coatings Segment
Net sales increased $151.1 million, or 8.4%, to $1,942.8 million for the nine months ended September 30, 2017 compared to net sales of $1,791.7 million for the nine months ended September 30, 2016. The increase in net sales for the nine months ended September 30, 2017 was driven by increased volumes of 9.5%. This included an 11.1% benefit from acquisitions and organic volume increases in our industrial end-market of 2.2%, partially offset by a decline in our refinish end-market driven by distributor working capital adjustments and recent natural disasters in North America, as well as the Venezuela deconsolidation impact in Latin America. This volume growth was partially offset by lower average selling prices which decreased net sales by 0.2% as well as unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Latin America and Asia, which contributed to a 0.9% reduction in net sales.
Adjusted EBITDA decreased $14.4 million, or 3.5%, to $398.8 million for the nine months ended September 30, 2017 compared to Adjusted EBITDA of $413.2 million for the nine months ended September 30, 2016. The decrease in Adjusted EBITDA in the nine months ended September 30, 2017 was primarily driven by a decline in sales volumes in Latin America combined with lower than average selling prices in North America. Furthering these decreases were unfavorable impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. dollar, as well as higher variable costs. Offsetting these decreases was volume growth in North America and Europe due to acquisitions.
Transportation Coatings Segment
Net sales decreased $4.4 million, or 0.4%, to $1,245.3 million for the nine months ended September 30, 2017 compared to net sales of $1,249.7 million for the nine months ended September 30, 2016. The decrease in net sales for the nine months ended September 30, 2017 was driven by lower average selling prices across both end-markets which resulted in declines in net sales of 3.4%. Further contributing to the decline were the unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Asia compared to the U.S. dollar further contributed to a 0.3% reduction in net sales. Partially offsetting these declines was a 3.3% increase in sales volumes across both end-markets, including the impact of acquisitions.
Adjusted EBITDA decreased $23.7 million, or 9.0%, to $241.0 million for the nine months ended September 30, 2017 compared to Adjusted EBITDA of $264.7 million for the nine months ended September 30, 2016. The decrease in Adjusted EBITDA for the nine months ended September 30, 2017 was driven by lower average selling prices primarily within our light vehicle end-market combined with higher operating costs and unfavorable impacts of the weakening of certain currencies within Europe and Asia compared to the U.S. dollar. These decreases were partially offset by increases in sales volumes across both end-markets, inclusive of positive acquisition impacts.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2017, availability under the Revolving Credit Facility was $378.2 million, net of $21.8 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At September 30, 2017, we had $12.0 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $1.0 million.
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
Cash Flows

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash provided by (used for):
Operating activities:
Net income	$103.3	$79.7
Depreciation and amortization	255.9	235.8
Amortization of deferred financing costs and original issue discount	6.1	14.6
Debt extinguishment and refinancing related costs	13.0	84.2
Deferred income taxes	(21.7)	(15.0)
Realized and unrealized foreign exchange (gains) losses, net	(1.4)	30.6
Stock-based compensation	30.5	31.6
Asset impairment	7.6	10.5
Venezuela deconsolidation charge	70.9	—
Other non-cash items	6.9	(10.4)
Net income adjusted for non-cash items	471.1	461.6
Changes in operating assets and liabilities	(164.7)	(130.3)
Operating activities	306.4	331.3
Investing activities	(646.7)	(205.1)
Financing activities	380.7	(72.8)
Effect of exchange rate changes on cash	13.5	(10.0)
Net decrease in cash and cash equivalents	$53.9	$43.4
Nine months ended September 30, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $306.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $471.1 million. This was partially offset by net increases in uses of working capital of $164.7 million. The most significant drivers in working capital were increases in accounts receivables of $44.5 million, inventory of $37.6 million and other assets of $79.9 million, due to the seasonal increase in net sales, increased inventory builds to support ongoing operational demands and upfront customer incentive payments during the nine months ended September 30, 2017. Other uses were due to reductions in other accrued liabilities of $27.8 million and other liabilities of $9.1 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits, offset by increases in accounts payable of $34.2 million.

Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2017 was $646.7 million. This use was comprised of business acquisitions of $559.3 million (net of cash acquired), purchases of property, plant and equipment of $87.2 million, reduction of cash due to Venezuela deconsolidation of $4.3 million, and net cash used for other investing activities of $4.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $380.7 million. This change was driven by net proceeds of $456.4 million relating to the refinancing of our Dollar Term Loans and cash received from stock option exercises of $19.9 million. These proceeds were offset by purchases of treasury stock for $58.4 million and other payments of $37.2 million consisting of financing-related costs, pay-down of short-term and long-term borrowings, deferred acquisition-related considerations, including payments for deferred purchase price consideration and contingent consideration on historical acquisitions, and dividends to noncontrolling interests.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2017 were $13.5 million, which was driven primarily by favorable exchange impacts from the strengthening of the Euro compared to the U.S. dollar.
Nine months ended September 30, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $331.3 million for the nine months ended September 30, 2016. Net income before deducting depreciation, amortization and other non-cash items generated cash of $461.6 million. This was partially offset by net increases in working capital of $130.3 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $135.0 million primarily due to the seasonal timing of net sales.
Net Cash Used for Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $205.1 million. This use was substantially driven by business acquisitions of $103.5 million (net of cash acquired), purchases of property, plant and equipment of $95.3 million, and intangible asset acquisitions of $3.9 million.
Net Cash Used for Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $72.8 million. This use was driven by the redemption of our 2021 Dollar and Euro Senior Notes of $1,375.5 million, which also required us to pay a premium for early redemption of $56.6 million. These payments were offset by proceeds from the issuance of our new 2024 Senior Notes and 2025 Euro Senior Notes of $1,377.6 million, which also required us to pay financing costs of $21.7 million in relation to the issuance of our new debt. In addition, we had cash received from stock options exercised for $13.8 million, which is offset by repayments of short-term borrowings of $7.2 million and dividends paid to noncontrolling interests of
$3.0 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2016 were $10.0 million, primarily driven by the impacts on cash resulting from the change in our translation rates for our Venezuelan subsidiary, which contributed $13.9 million.
Financial Condition
We had cash and cash equivalents at September 30, 2017 and December 31, 2016 of $588.9 million and $535.4 million, respectively. Of these balances, $318.7 million and $366.7 million were maintained in non-U.S. jurisdictions as of September 30, 2017 and December 31, 2016, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	September 30, 2017	December 31, 2016
2024 Dollar Term Loans	$1,995.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	467.1	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	394.2	349.7
2025 Euro Senior Notes	529.5	469.8
Short-term and other borrowings	67.2	39.8
Unamortized original issue discount	(9.6)	(10.0)
Unamortized deferred financing costs	(40.4)	(48.0)
	$3,903.0	$3,263.9
Less:
Short term borrowings	$13.1	$8.3
Current portion of long-term borrowings	24.7	19.6
Long-term debt	$3,865.2	$3,236.0
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our principal payments and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $378.2 million and $378.7 million at September 30, 2017 and December 31, 2016, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2017:

	Contractual Obligations Due In:
(In millions)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
2024 Dollar Term Loans	$1,995.0	$5.0	$40.0	$40.0	$1,910.0
2023 Euro Term Loans	467.1	1.2	9.4	9.4	447.1
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	394.2	—	—	—	394.2
2025 Euro Senior Notes	529.5	—	—	—	529.5
Other borrowings (2)	15.2	13.1	1.4	0.5	0.2
Interest payments (3)	945.4	36.2	286.1	282.3	340.8
Sale-leaseback financings (4)	115.3	1.3	10.9	11.2	91.9
Operating leases	129.3	11.6	59.6	31.2	26.9
Pension contributions (5)	3.2	3.2	—	—	—
Purchase obligations (6)	167.5	15.4	131.6	7.7	12.8
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$5,261.7	$87.0	$539.0	$382.3	$4,253.4

(1)
During the nine months ended September 30, 2017 we refinanced our 2023 Dollar Term Loans with our 2024 Dollar Term Loans (see Note 15 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). This resulted in a significant increase in our obligations for the years after 2021. Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)	Other borrowings excludes debt associated with two of our leases treated as indebtedness, discussed within end-note 4.

(3)
Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our Current Term Loans and New Senior Notes. Future interest payments assume September 30, 2017 variable interest rates will prevail throughout all future periods. Amounts represent the timing of interest accruals. Actual interest payments and repayment amounts may change depending on impact of interest rates on variable rate indebtedness.

(4)
During the three months ended September 30, 2017 we began treating one of our leases as a sale-leaseback financing obligation, which was previously treated as a build-to-suit lease. During the year ended December 31, 2016 we also recognized one of our leases as a sale-leaseback financing. The cash rental costs to be paid over the terms of these leases are reflected within the table above.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2017; however, the amount of any contributions are dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2017.

(6)
During 2016 and 2017, we completed business acquisitions which require certain commitments, including to acquire remaining interests and pay contingent consideration. At September 30, 2017 we are committed to pay $0.2 million during the remainder of 2017 and $70.5 million during the years ended December 31, 2018 and 2019. Commitments related to contingent consideration arrangements are subject to change based on future performance.

(7)
At September 30, 2017, we had approximately $17.1 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2017.

(In millions)
Remainder of 2017	$19.3
2018	28.9
2019	25.5
2020	25.4
2021	25.4
Thereafter	3,814.3
Total	$3,938.8
The table above excludes $14.2 million of debt associated with our sale-leaseback financings that will not be settled with cash.
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. At September 30, 2017 and December 31, 2016 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through the share repurchase program for the three months ended September 30, 2017:

(in millions, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement[1]
July 2017	—	—	—	$666.7
August 2017	1.7	$29.05	1.7	616.6
September 2017	—	—	—	616.6
Total	1.7	$29.05	1.7	$616.6
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $50.1 million of our common shares during the three months ended September 30, 2017, and $8.3 million in prior periods. At September 30, 2017, the Company had remaining authorization to repurchase $616.6 million of shares. There is no expiration date on the share repurchase program.
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

AXALTA COATING SYSTEMS LTD.

Date: October 26, 2017	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: October 26, 2017	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2017	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President, Corporate Finance and Global Controller
(Principal Accounting Officer)