Form 10-K
period 2017-12-31
Axalta Coating Systems Ltd.
filed 2018-02-22
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,729.3 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 15, 2018, there were 245,076,781 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2018 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2017.

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
Our diverse global footprint of 49 manufacturing facilities, four technology centers, 47 customer training centers and more than 13,300 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally.
We operate our business in two operating segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below. See the reconciliation and further discussion of Adjusted EBITDA to the closest U.S. GAAP numbers in Item 7 and Note 23 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Table above reflects numbers for the year ended December 31, 2017. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Net Sales.

Net sales for our four end-markets and four regions for the year ended December 31, 2017 are highlighted below:
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

•	Architectural: exterior powder coatings typically used in the construction of commercial structures, residential windows, doors and cladding.

•	Transportation: liquid and powder coatings for vehicle components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.

•	Oil & Gas: liquid and powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.

•
Coil: coatings utilized in various applications such as metal building roof and wall panels, residential and commercial steel roofing, gutters, appliances, lighting, garage and entry doors, HVAC, office furniture and truck trailers.

•	Wood: coatings utilized in original equipment manufacturers ("OEM") and aftermarket industrial wood markets, including building products, cabinets, flooring and furniture.
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
We provide systems that enable body shops to match more than 190,000 color variations, using a database with more than four million formulations, in the global market. Our color technology is manifested in the pigment technology that goes into our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up the majority of our products in a body shop. We have a large color library and a number of well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, and our newest mainstream product, Syrox™, which was introduced in EMEA in 2016, as well as other regional and local brands.
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

We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, aluminum extrusions, rebar and oil & gas pipelines. Through an acquisition completed in 2017, we have also become a leading manufacturer and supplier of wood coatings sold into the building product, cabinet, flooring and furniture end-markets in North America. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as basecoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, lower cost alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our major industrial brands include Voltatex®, AquaEC™, ZENITH™, Durapon™, Hydropon™ and Ceranamel™ for liquid coatings and Alesta®, Nap-Gard®, Abcite® and Plascoat® for powder.
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
Our large sales force manages relationships directly with our customers to drive demand for our products, which in turn are purchased through our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have 47 customer training centers established globally, which helps to deepen our customer relationships.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. Our top ten customers accounted for approximately 18% of our Performance Coatings net sales during the year ended December 31, 2017.

In our industrial and refinish end-markets we serve a broad, fragmented customer base. Our industrial end-market is comprised of a wide variety of industrial manufacturers, while our refinish end-market is comprised of approximately 80,000 body shops, including:

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

Performance Coatings Competition
Our primary competitors in the refinish end-market include PPG, BASF and Akzo Nobel, but we also compete against regional players in local markets. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as Akzo Nobel, PPG, Sherwin-Williams and BASF, and regional players in local markets. We are one of the few performance coatings companies that can provide the customer service, technology, color design capability and product performance necessary to deliver exceptional value to our customers.
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

Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications, including non-automotive transportation (e.g., HDT, bus and rail) and ACE, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards.
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
The coatings operation is a critical component of the vehicle assembly process, requiring a high degree of precision and speed. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., "high bake"). Our key products consist of the four main coatings layers: electrocoat (AquaEC™), primer (HyperDur™), basecoat (ChromaDyne™) and clearcoat (Lumeera™).
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
Transportation Coatings Customers
We provide our products to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 73% of our Transportation Coatings net sales during the year ended December 31, 2017.
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
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. On average, our total raw material spend represents between 45% and 55% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 37% of our 2017 spending on raw materials.
Approximately 67% of the raw materials we procure are derived from crude oil and natural gas. While prices for these raw materials fluctuate with energy prices, such fluctuations are somewhat mitigated by the fact that the majority of our raw materials are fourth to sixth generation derivatives of crude oil and natural gas. The dynamics of supply and demand play a much more critical role in our cost of raw materials than just the price of crude oil. Non-petrochemical based inputs such as minerals that are used to manufacture coating pigments are not significantly affected by volatility in crude oil prices but tend to be impacted by the supply-demand dynamics of their industry.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in limited circumstances, contractual raw material recovery mechanisms. Since 2001, our company's variable cost of sales has remained stable between 36% and 42% of net sales.
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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are amongst the most demanding in the coatings industry with high levels of product performance that continuously evolves, with increasing expectations for productivity on customer lines and with environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. In total, as of December 31, 2017, we have approximately 1,400 employees dedicated to technology development. For the years ended December 31, 2017, 2016 and 2015, our total technology costs incurred were $180.5 million, $179.8 million and $169.0 million, respectively, of which research and development expenses were $65.3 million, $57.7 million and $51.6 million, respectively, with the balances recorded within selling, general and administrative expenses. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by over 30 regional laboratories which provide local connection to our global customer base.

PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2017, we had a portfolio of 774 issued patents and more than 400 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2017, 194 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a significant number of trademarks and trademark registrations in the United States and in other countries, as described below.
We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, AudurraTM, Centari®, Ceranamel®, ChallengerTM, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, DuxoneTM, Harmonized Coating Technologies®, HydroponTM, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, Vermeera® and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
We are party to 11 joint ventures, five of which are focused on the industrial end-market. We are the majority shareholder, exercise control and consolidate all but three of our joint ventures. Our fully consolidated joint venture-related net sales were $296.0 million, $231.7 million and $204.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2017, we had approximately 13,300 employees located throughout the world consisting of sales, technical, manufacturing operations, supply chain and customer service personnel.
As of December 31, 2017, approximately 41% of our employees globally were covered by organized labor agreements, including works councils, with fewer than 50 employees in the United States covered by organized labor agreements. We consider our employee relations to be good overall.
ENVIRONMENTAL, HEALTH AND SAFETY
We are committed to environmental stewardship and to health, safety and sustainability excellence in our global operations. We understand that industrial manufacturing processes can pose impacts to the environment and safety risks to our employees and others when not managed properly. We operate in compliance with applicable laws and regulations around the world which govern the protection of the environment and health and safety of our employees and neighboring communities, including the discharge of pollutants to air and water and the management and disposal of hazardous substances.
Safety is integrated into the way we do business. Our safety program is structured on the foundation that every employee is engaged in and committed to improving operating practices. One of Axalta’s key objectives is the continued progress toward reducing employee injuries and illnesses worldwide. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents. In 2017, Axalta’s injury and illness performance resulted in a 0.45 OSHA Recordable Incident Rate, compared to the 1.2 OSHA Recordable Incident Rate for the General Chemical Industry (according to the US Bureau of Labor Statistics 2016 data).
Our Environment, Health, Safety (EHS) and Sustainability policies are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017 we established a Board-level committee responsible for our policies, performance, strategy and compliance matters related to EHS and sustainability. We operate our manufacturing facilities using a common set of internal standards applicable to our business. These standards support the advancement of each site’s performance, while building capability and consistency across all levels of the organization. We believe that all our manufacturing and distribution facilities are operated in compliance in all known material respects to existing environmental requirements, including the operating permits required thereunder at our facilities.
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

During 2016, Axalta achieved a global, multi-site certification for RC14001. This certification incorporates the elements of the American Chemistry Council’s Responsible Care Program including product safety and compliance, process safety and security, as well as the ISO 14001 certification specifically related to our environmental stewardship program.
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
Risks Related to our Business
Risks Related to Execution of our Strategic and Operating Plans
Our business performance is impacted by economic conditions and, particularly, by conditions in the light vehicle and commercial vehicle end-markets. Adverse developments in the global economy, in regional economies or in the light vehicle and commercial vehicle end-markets could adversely affect our business, financial condition and results of operations.
The growth of our business and demand for our products is affected by changes in the health of the overall global economy, regional economies and, in particular, the light vehicle and commercial vehicle end-markets. Our business is adversely affected by decreases in the general level of global economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Economic developments affect businesses such as ours in a number of ways. For example, a tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
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
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Disruptions in the United States, Europe or other economies, or weakening of emerging markets, such as Brazil or China, could adversely affect our sales, profitability and/or liquidity.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are undertaking certain operational improvement initiatives with respect to realigning our manufacturing facilities in multiple regions. In 2017, we began our realignment by shutting down two facilities and adding two facilities which are smaller and more agile to meet our customers’ requirements. We will continue this realignment in the coming years. We are also growing our sales force in emerging markets and end-markets where we are underrepresented. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.

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
From time to time, weather conditions have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing market demand for our refinish coatings. Conversely, harsh weather conditions or severe storms can force our customers to reduce or suspend operations, thereby reducing the amount of products they purchase from us. Any such reductions in customer purchases could have a material adverse effect on our business, financial condition and results of operations.
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
The loss of or reduced purchases by any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition and results of operations.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 6.7% of our 2017 net sales and our largest distributor accounted for approximately 4.4% of our 2017 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
Our information technology systems are subject to security risks.
We rely on information technology systems to conduct business. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attackers. In addition, by utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition or results of operations. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have been attempted against our systems from time to time, and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such an event occur in the future.

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
We conduct our business on a global basis, with approximately 67% of our 2017 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, if the U.S. withdraws from or engages in renegotiation of trade agreements such as the North American Free Trade Agreement, or more aggressively prosecutes trade disputes with countries like China, our ability to do business and execute our growth strategies could be adversely affected. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. In particular, our operations in Brazil, China and India where we maintain local currency cash balances are subject to import authorization or pricing controls.
Currency risk may adversely affect our financial condition and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian real, the Chinese yuan, the British pound, the Mexican peso and the Russian ruble. For example, unfavorable movement in the Euro negatively impacted our results of operations in prior periods and a further decline of the Euro could affect future periods. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.

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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union ("EU") in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. We have substantial R&D and manufacturing operations in Europe and a significant portion of our business involves cross border transactions throughout the region. We cannot predict how the British referendum or similar votes by other European Union member states will impact our operations and business. In addition, these developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in the global financial markets as well as business conditions in Europe and beyond. This volatility may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.

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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2017, approximately 0.1% of our U.S. workforce was unionized and approximately 55% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.
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
We may continue to seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits we anticipate when we first enter into a transaction in the amount or on the timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition and results of operations. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.

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
Under the acquisition method of accounting, net assets acquired are recorded at fair value as of the acquisition date, with any excess purchase price allocated to goodwill. Our acquisitions have resulted in significant balances of goodwill and identifiable intangible assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or impairment in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our results of operations and financial position.
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
We may be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.

We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("U.S. TCJA") legislation was enacted into law, which significantly revises the U.S. Internal Revenue Code of 1986, as amended. While our current tax accounting and future expectations are provisional and based on our present understanding of the provisions under the U.S. TCJA, further interpretive guidance of the U.S TCJA's provisions could result in further adjustments that could have an impact on our future results of operations, cash flows or financial positions. In addition, it is uncertain if and to what extent various states and localities will conform to the newly enacted federal tax law.
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
As of December 31, 2017, we had approximately $3.9 billion of indebtedness on a consolidated basis, including $500.0 million of our 2024 Dollar Senior Notes (as defined herein), $399.7 million of our 2024 Euro Senior Notes (as defined herein), $536.9 million of our 2025 Euro Senior Notes (as defined herein), $1,960.0 million of the 2024 Dollar Term Loan facility (as defined herein) and $472.5 million of the 2023 Euro Term Loan facility (as defined herein). In addition, as of December 31, 2017, we had approximately $364.5 million in borrowing capacity available under our Revolving Credit Facility, after giving effect to $35.5 million of outstanding letters of credit. As of December 31, 2017, we were in compliance with all of the covenants under our outstanding debt instruments.

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
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the credit agreement governing our Senior Secured Credit Facilities or the indentures governing the New Senior Notes to avoid being in default. If we breach our covenants under our Senior Secured Credit Facilities or New Senior Notes or we are in default thereunder and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit agreement governing our Senior Secured Credit Facilities and our New Senior Notes, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness. Although the indentures governing the New Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions also will not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness. As of December 31, 2017, we had $364.5 million of additional borrowing capacity under our Revolving Credit Facility, after giving effect to $35.5 million of outstanding letters of credit.
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

•
in order to respond to market conditions, we may need to seek waivers from various provisions in the credit agreement governing our Senior Secured Credit Facilities or the indentures governing the New Senior Notes, and in such case, there can be no assurance that we can obtain such waivers at a reasonable cost, if at all;

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
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;

•	the failure of research analysts to cover our common shares;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings, or market rumors regarding such actions;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

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
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 15, 2018, we had 1,000,000,000 common shares authorized and 245,076,781 common shares outstanding.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 49 manufacturing facilities (including 13 manufacturing sites operated by our joint ventures), four major technology centers and 47 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2017.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
	Cornwall	Performance
United States of America	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	Houston, TX	Performance
	High Point, NC	Performance
	Hilliard, OH	Performance; Transportation
	Jacksonville, TX	Performance
	Mt. Clemens, MI	Performance; Transportation
	Orrville, OH	Performance

Latin America
Argentina	Buenos Aires	Performance; Transportation
Brazil	Guarulhos	Performance; Transportation
Mexico	Monterrey	Performance
	Ocoyoacac	Performance; Transportation
	Tlalnepantla	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
	Landshut	Performance
Netherlands	Zuidland	Performance
Sweden	Vastervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
United Kingdom	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Tewksbury	Performance
	West Bromwich	Performance
Asia Pacific
Australia	Riverstone	Performance; Transportation
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance

Type of Facility/Country	Location	Segment
Joint Venture Manufacturing Facilities
China	Chengdu	Performance
	Dongguan	Performance
	Huangshan	Performance
	Qingpu	Performance
	Shangdong	Performance
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance
United States of America	Madison, AL	Performance
	Riverside, CA	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Wilmington, DE	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	8
	Latin America	7
	EMEA	18
	Asia Pacific	14
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price and Dividends
Our common shares are traded on the NYSE under the symbol "AXTA." The high and low sales prices for our common shares for the two most recent fiscal years were as follows:

	2017		2016
Quarter Ended	High	Low	High	Low
First Quarter (March 31)	$33.06	$27.20	$29.66	$20.67
Second Quarter (June 30)	34.10	30.67	30.45	24.80
Third Quarter (September 30)	33.60	27.77	29.59	25.79
Fourth Quarter (December 31)	38.20	28.04	28.37	24.27
As of February 15, 2018, there were 8 registered holders of record of Axalta’s common stock as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants in the agreements governing our New Senior Notes and Senior Secured Credit Facilities, which may limit our ability to pay dividends.
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

$165
$155
$145
$135
$125
$115
$105
$95
November 12, 2014
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated and combined financial data and other information of Axalta. As a result of the Acquisition, we applied acquisition accounting whereby the purchase price paid was allocated to the acquired assets and liabilities at fair value. The financial reporting periods presented are as follows:

•	The period from January 1, 2013 through January 31, 2013 ("Predecessor" periods) reflect the combined results of operations of the DPC business.

•
The years ended December 31, 2013 through 2017 ("Successor" periods) reflect the consolidated results of operations of Axalta, which include the effects of acquisition accounting commencing on the acquisition date of February 1, 2013.

The historical results of operations and cash flow data for the years ended December 31, 2013 through 2017 and the historical balance sheet data as of December 31, 2013 through 2017 presented below were derived from our audited financial statements and the related notes thereto and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
The historical combined financial data for the period January 1, 2013 through January 31, 2013 have been derived from the Predecessor audited combined financial statements and the related notes thereto for the DPC business.

	Successor					Predecessor
	Year Ended December 31,					Period from January 1 through January 31,
(In millions, except per share data)	2017	2016	2015	2014	2013	2013
Statements of Operations Data:
Net sales	$4,352.9	$4,068.8	$4,083.9	$4,356.6	$3,946.9	$326.2
Other revenue	24.1	23.9	26.1	29.8	35.7	1.1
Total revenue	4,377.0	4,092.7	4,110.0	4,386.4	3,982.6	327.3
Cost of goods sold (1)	2,779.6	2,527.6	2,597.3	2,897.2	2,772.8	232.2
Selling, general and administrative expenses (2)	997.7	962.5	914.8	991.5	1,040.6	70.8
Venezuela asset impairment and deconsolidation charge	70.9	57.9	—	—	—	—
Research and development expenses	65.3	57.7	51.6	49.5	40.5	3.7
Amortization of acquired intangibles	101.2	83.4	80.7	83.8	79.9	—
Merger and acquisition related expenses	—	—	—	—	28.1	—
Income from operations	362.3	403.6	465.6	364.4	20.7	20.6
Interest expense, net	147.0	178.2	196.5	217.7	215.1	—
Bridge financing commitment fees	—	—	—	—	25.0	—
Other expense, net	25.7	142.7	111.2	115.0	48.5	5.0
Income (loss) before income taxes	189.6	82.7	157.9	31.7	(267.9)	15.6
Provision (benefit) for income taxes	141.9	38.1	62.1	0.1	(46.2)	7.1
Net income (loss)	47.7	44.6	95.8	31.6	(221.7)	8.5
Less: Net income attributable to noncontrolling interests	11.0	5.8	4.2	7.3	6.0	0.6
Net income (loss) attributable to controlling interests	$36.7	$38.8	$91.6	$24.3	$(227.7)	$7.9
Per share data:
Net income (loss) per share:
Basic net income (loss) per share	$0.15	$0.16	$0.39	$0.11	$(1.00)
Diluted net income (loss) per share	$0.15	$0.16	$0.38	$0.11	$(1.00)
Basic weighted average shares outstanding	240.4	238.1	233.8	229.3	228.3
Diluted weighted average shares outstanding	246.1	244.4	239.7	230.3	228.3

Other Financial Data:
Cash flows from:
Operating activities	$540.0	$559.3	$409.8	$251.4	$376.8	$(37.7)
Investing activities	(689.6)	(257.0)	(166.2)	(173.8)	(5,011.2)	(8.3)
Financing activities	367.3	(232.6)	(84.7)	(123.2)	5,098.1	43.0
Depreciation and amortization	347.5	322.1	307.7	308.7	300.7	9.9
Purchases of property, plant and equipment	(125.0)	(136.2)	(138.1)	(188.4)	(107.3)	(2.4)

	Successor
	December 31,
(In millions)	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$769.8	$535.4	$485.0	$382.1	$459.3
Working capital (3)	1,233.4	977.9	955.2	854.7	918.5
Total assets	6,832.2	5,866.2	5,839.8	6,152.4	6,631.9
Indebtedness	3,915.6	3,263.9	3,441.5	3,614.3	3,822.1
Total liabilities	5,424.4	4,619.6	4,706.5	5,046.3	5,422.9
Total shareholders’ equity	1,407.8	1,246.6	1,133.3	1,106.1	1,209.0
Cash dividends declared per common share	—	—	—	—	—
The above financial information has been adjusted to reflect the correction of immaterial prior period errors described further in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, inclusive of $5.1 million ($3.1 million after tax) and $4.2 million ($2.8 million after tax) for the Successor years ended December 31, 2014 and 2013, respectively.

(1)
Cost of goods sold includes the impacts to the Successor year ended December 31, 2013 attributable to the increases in inventory value resulting from the fair value adjustments associated with our acquisition accounting for inventories of $103.7 million.

(2)
Selling, general and administrative expense for the Successor years ended December 31, 2017, 2016 and 2015 include costs primarily associated with our Axalta Way cost-savings initiatives of $63.8 million, $77.6 million and $64.4 million, respectively. Selling, general and administrative expense for the Successor years ended December 31, 2014 and 2013 include costs primarily associated with transition-related and cost-savings initiatives of $127.1 million and $231.5 million, respectively.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information regarding industry outlook as well as possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	weather conditions or severe storms that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	litigation and other commitments and contingencies;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	unexpected liabilities under any pension plans applicable to our employees;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•	the risk of impairment charges related to goodwill, identifiable intangible assets and fixed assets;

•
risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. Tax Cuts and Jobs Act legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technologies and customer service. Our diverse global footprint of 49 manufacturing facilities, four technology centers, 47 customer training centers and approximately 13,300 employees allows us to meet the needs of customers in over 130 countries. We serve our customers through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 7.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016, driven primarily by impacts of acquisitions within our Performance Coatings segment. Organic volume growth in our Transportation Coatings segment was largely offset by decreases in our Performance Coatings segment, resulting in an overall increase of 0.2%, excluding acquisitions. Declines in average selling prices in our Transportation Coatings segment resulting primarily from pricing across all regions within our light vehicle end-market were offset partially by price increases in our refinish end-market, contributing to a net decrease of 1.0%. Currency translation contributed to an increase of net sales of 0.4%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales increased 11.5% driven by stronger volumes in our industrial end-market, including the impacts of acquisitions, combined with organic volume growth in EMEA and Asia and increases in average selling price in our refinish end-market. Performance Coatings volumes were impacted in 2017 due partially to the absence of our now deconsolidated Venezuelan operations and impacts from distributor working capital adjustments in North America.

•
Transportation Coatings: Net sales increased modestly by 0.4% compared to 2016 with offsetting impacts from stronger volumes in both our light vehicle and commercial vehicle end-markets and lower average selling prices in our light vehicle end-market, primarily in North America and Asia.

Our business serves four end-markets globally as follows:

(In millions)	Year Ended December 31,			2017 vs 2016	2016 vs 2015
	2017	2016	2015	% change	% change
Performance Coatings
Refinish	$1,645.2	$1,679.7	$1,698.7	(2.1)%	(1.1)%
Industrial	1,029.9	718.8	683.1	43.3%	5.2%
Total Net sales Performance Coatings	2,675.1	2,398.5	2,381.8	11.5%	0.7%
Transportation Coatings
Light Vehicle	1,322.8	1,337.7	1,310.6	(1.1)%	2.1%
Commercial Vehicle	355.0	332.6	391.5	6.7%	(15.0)%
Total Net sales Transportation Coatings	1,677.8	1,670.3	1,702.1	0.4%	(1.9)%
Total Net sales	$4,352.9	$4,068.8	$4,083.9	7.0%	(0.4)%
Acquisitions Highlights
During the year ended December 31, 2017, we successfully completed eight strategic business acquisitions ("2017 Acquisitions") within our Performance Coatings segment. Included in these acquisitions was the purchase of the Industrial Wood business in North America, which is discussed in further detail at Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our 2017 aggregate spending for these 2017 Acquisitions was $564.4 million. The impact of acquisitions contributed $299.3 million to net sales in 2017 compared to 2016.
Capital and Liquidity Highlights
During the year ended December 31, 2017, we entered into the Fifth Amendment of our Senior Secured Credit Facilities, which increased the aggregate principal balance of our Dollar Term Loans to $2.0 billion of which the net proceeds were used to fund the Industrial Wood Acquisition and certain other 2017 Acquisitions. In addition, this amendment extended the maturity date on our Dollar Term Loans and lowered interest rates. The benefits of this refinancing transaction are anticipated to save approximately $7.7 million in annual cash interest compared to the previous principal balances. For additional information, refer to Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and our Liquidity and Capital Resource discussion within this Item 7.
Other Highlights
In March 2017, we announced that our Board of Directors authorized a common share repurchase program of up to $675.0 million. We expect the share repurchases to be made from time to time in the open market or through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations and approvals. The pace of repurchase activity will be subject to our discretion, and will be based upon market conditions and other capital allocation decisions, while incorporating key factors including cash balances and needs of the business, cash flow from operations, stock price and acquisition opportunities. There is no expiration date on the share repurchase program. During the year ended December 31, 2017, repurchases totaled $58.4 million.

On December 22, 2017, the U.S. TCJA legislation was enacted into law, which significantly revises the Internal Revenue Code of 1986, as amended. We have assessed the impacts of the changes from the U.S. TCJA, in accordance with Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), and recorded a provisional net tax charge of $107.8 million. The provisionally estimated net tax charge reflects our current estimate of the new legislation's impact, which may differ with further regulatory guidance, changes in our current interpretations and assumptions and actions we may take as a result of the tax legislation. For more information refer to Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Net sales
We generate revenue from the sale of our products across all major geographic areas. Our net sales include total sales less estimates for returns and price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives. Our overall net sales are generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our end-markets, either worldwide or in particular geographies in which we operate;

•	the type of products used within existing customer applications, or the development of new applications requiring products similar to ours;

•	changes in product sales prices (including volume discounts and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including price competition and the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications;

•	changes in buying habits of our customers (including our distributors); and

•	fluctuations in foreign exchange rates.
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

•
Employee costs. These include the compensation and benefit costs, including share-based compensation expense, for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as production volumes increase and may decline as a percent of net sales as a result of economies of scale associated with higher production volumes.

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
Selling, general and administrative expenses
Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as technical support for our customers and administrative overhead costs, including:

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
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, historical management expenses to Carlyle (prior to the Change in Control as defined herein), indemnity gains and losses associated with the Acquisition, as well as foreign exchange gains and losses and impairment losses on assets that are not part of our core operational activities.
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
EBITDA consists of net income before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted for (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) nonrecurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis.
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

The following table reconciles net income to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Net income	$47.7	$44.6	$95.8
Interest expense, net	147.0	178.2	196.5
Provision for income taxes	141.9	38.1	62.1
Depreciation and amortization	347.5	322.1	307.7
EBITDA	684.1	583.0	662.1
Debt extinguishment and refinancing related costs (a)	13.4	97.6	2.5
Foreign exchange remeasurement losses (b)	7.4	30.6	93.7
Long-term employee benefit plan adjustments (c)	1.4	1.5	(0.3)
Termination benefits and other employee related costs (d)	35.3	61.8	36.6
Consulting and advisory fees (e)	(0.1)	10.4	23.9
Transition-related costs (f)	7.7	—	(3.4)
Offering and transactional costs (g)	18.4	6.0	(1.5)
Stock-based compensation (h)	38.5	41.1	30.2
Other adjustments (i)	3.6	5.0	(5.8)
Dividends in respect of noncontrolling interest (j)	(3.0)	(3.0)	(4.7)
Deconsolidation impacts and impairments (k)	78.5	68.4	30.6
Adjusted EBITDA	$885.2	$902.4	$863.9

(a)
During the years ended December 31, 2017 and 2016 we refinanced our indebtedness, resulting in losses of $13.0 million and $88.0 million, respectively. In addition, during the years ended December 31, 2017, 2016 and 2015 we prepaid outstanding principal on our term loans, resulting in non-cash losses on extinguishment of $0.4 million, $9.6 million and $2.5 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million, $23.5 million, $51.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Eliminates the non-cash, non-service components of long-term employee benefit costs.

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

(f)
Represents integration costs related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar and changes in estimates associated with the transition from DuPont to a standalone entity, including certain Acquisition indemnities. We do not consider these items to be indicative of our ongoing operating performance.

(g)
Represents acquisition-related expenses, including changes in the fair value of contingent consideration, as well as $10.0 million of costs associated with contemplated merger activities during the three months ended December 31, 2017 and costs associated with the 2016 secondary offerings of our common shares by Carlyle, all of which are not considered indicative of our ongoing operating performance.

(h)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the year ended December 31, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan. This acceleration was the result of a change in control that occurred in conjunction with Carlyle's ownership interest falling below 50% and triggering a liquidity event ("Change in Control").

(i)
Represents costs for certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of our ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments, Carlyle management fees incurred prior to the Change in Control and non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary of $70.9 million. During the year ended December 31, 2016 and 2015, we recorded non-cash impairments at our Venezuelan subsidiary of $68.4 million and $30.6 million, respectively, associated with our operational long-lived assets and a real estate investment (See Note 25 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Additionally, during the year ended December 31, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $7.6 million. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Year ended December 31, 2017 compared to year ended December 31, 2016
The following table was derived from the consolidated statements of operations for the years ended December 31, 2017 and 2016 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2017	2016
Net sales	$4,352.9	$4,068.8
Other revenue	24.1	23.9
Total revenue	4,377.0	4,092.7
Cost of goods sold	2,779.6	2,527.6
Selling, general and administrative expenses	997.7	962.5
Venezuela asset impairment and deconsolidation charge	70.9	57.9
Research and development expenses	65.3	57.7
Amortization of acquired intangibles	101.2	83.4
Income from operations	362.3	403.6
Interest expense, net	147.0	178.2
Other expense, net	25.7	142.7
Income before income taxes	189.6	82.7
Provision for income taxes	141.9	38.1
Net income	47.7	44.6
Less: Net income attributable to noncontrolling interests	11.0	5.8
Net income attributable to controlling interests	$36.7	$38.8
Net sales
Net sales increased $284.1 million, or 7.0%, to $4,352.9 million for the year ended December 31, 2017 compared to net sales of $4,068.8 million for the year ended December 31, 2016. The net sales increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 included the benefits of acquisitions which contributed to an increase in net sales of 7.4%. Further contributing to this sales growth was an increase in organic sales volumes in our commercial vehicle and industrial end-markets, which was largely offset by declines in our refinish end-market, particularly within Latin America and North America, resulting in a net increase of 0.2%. Lower average sales prices contributed to a 1.0% decrease driven primarily by declines in our Transportation Coatings segment. Net sales were also impacted by favorable impacts of currency translation, which increased net sales by 0.4%, due primarily to the impacts of the strengthening Euro compared to the U.S. dollar which were slightly offset by the weakening of certain currencies within Latin America and Asia against the U.S. dollar.
Other revenue
Other revenue increased by $0.2 million, or 0.8%, to $24.1 million for the year ended December 31, 2017 as compared to $23.9 million for the year ended December 31, 2016 resulting from the favorable impacts of the strengthening Euro compared to the U.S. dollar.

Cost of sales
Cost of sales increased $252.0 million, or 10.0%, to $2,779.6 million for the year ended December 31, 2017 compared to $2,527.6 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted primarily from higher sales volumes of 7.6%, inclusive of impacts of acquisitions. Furthering this increase were unfavorable effects of currency translation resulting from the impacts of the strengthening Euro against the U.S. dollar offset partially by the weakening of certain currencies within Latin America and Asia against the U.S. dollar, which contributed to a 0.5% increase. Cost of sales as a percentage of net sales increased from 62.1% for the year ended December 31, 2016 to 63.9% for the year ended December 31, 2017 as a result of lower average selling prices and raw material inflation.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $35.2 million, or 3.7%, to $997.7 million for the year ended December 31, 2017 compared to $962.5 million for the year ended December 31, 2016. The increase resulted primarily from the impacts of acquisitions of $48.6 million as well as our focus on opportunities to expand our market presence and invest in commercial capabilities.
Furthering this increase was unfavorable impacts of currency exchange during the year ended December 31, 2017, which contributed to an approximate 0.6% increase in selling, general and administrative expenses due primarily to the strengthening of the Euro against the U.S. dollar.
These increases were partially offset by a decrease in costs associated with our Axalta Way cost savings initiatives and acquisition-related costs which were $63.8 million for the year ended December 31, 2017 as compared to $77.6 million of costs for the year ended December 31, 2016, resulting in an $13.8 million decrease over the comparable period.
Venezuela asset impairment and deconsolidation charges
During the year ended December 31, 2017, we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary. During the year ended December 31, 2016, we recorded an asset impairment charge for $57.9 million relating to our long-lived assets within our Venezuelan subsidiary. See further discussion in Note 25 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Research and development expenses
Research and development expenses increased $7.6 million, or 13.2%, to $65.3 million for the year ended December 31, 2017 compared to $57.7 million for the year ended December 31, 2016. This increase was a result of additional spend as we focus on developing new and existing coatings products, as well as the impacts from acquisitions of $9.1 million. Furthering this increase were unfavorable effects of currency translation resulting from the impacts of the strengthening Euro and certain currencies in Latin America against the U.S. dollar. Partially offsetting this increase was a decrease resulting from the impacts of our cost savings initiatives.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $17.8 million, or 21.3%, to $101.2 million for the year ended December 31, 2017 compared to $83.4 million for the year ended December 31, 2016. This increase was attributable to the amortization of the definite-lived intangible assets from our acquisitions, as well as a $1.7 million of impairment related to abandoned in-process research and development intangible assets. The impacts of currency exchange did not have a material impact on the comparable periods.
Interest expense, net
Interest expense, net decreased $31.2 million, or 17.5%, to $147.0 million for the year ended December 31, 2017 compared to $178.2 million for the year ended December 31, 2016. The decrease was driven by the refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio, partially offset by increases resulting from the incremental indebtedness used to finance the Industrial Wood Acquisition.
Other expense, net
Other expense, net decreased $117.0 million, or 82.0%, to $25.7 million for the year ended December 31, 2017 compared to $142.7 million for the year ended December 31, 2016. This decrease relates primarily to the decrease in losses on debt extinguishment and refinancing related costs incurred during the year ended December 31, 2016 which resulted in an $84.2 million decrease over the comparable period.
In addition, there was a reduction in foreign exchange losses, net from $30.6 million during the year ended December 31, 2016 to $7.4 million for the year ended December 31, 2017, resulting in a $23.2 million decrease over the comparable period. Prior to deconsolidation, our Venezuela subsidiary contributed $1.8 million and $23.5 million in foreign exchange losses for the years ended December 31, 2017 and 2016.

Furthering this decrease was a $2.9 million decrease in impairments to $7.6 million during the year ended December 31, 2017 associated with impairments related to the manufacturing facilities closures, compared to the impairment of $10.5 million related to our real estate investment in Venezuela incurred during the year ended December 31, 2016.
Provision for income taxes
We recorded a provision for income taxes of $141.9 million for the year ended December 31, 2017, which represents a 74.8% effective tax rate in relation to the income before income taxes of $189.6 million. The effective tax rate for the year ended December 31, 2017 differs from the U.S. Federal statutory rate by 39.8%, which is the result of various items that impacted the rate both favorably and unfavorably. We generated earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $56.2 million. Additionally, current year excess tax benefits related to share-based compensation of $13.1 million and $17.7 million associated with currency exchange losses favorably impacted the effective rate. Furthermore, we recorded a deferred tax asset of $26.8 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. In addition, a pre-tax charge related to the deconsolidation of our Venezuelan subsidiary of $70.9 million had an unfavorable impact of $24.8 million as it was nondeductible. The impact of the U.S. TCJA (See Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) resulted in a tax charge of $107.8 million primarily as a result of the revaluation of our deferred tax assets and impact on certain tax attributes. Lastly, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $45.3 million, the impact of non-deductible expenses and interest of $14.4 million and the increase in unrecognized tax benefits of $3.1 million negatively impacted the effective rate.
We recorded a provision for income taxes of $38.1 million for the year ended December 31, 2016, which represents a 46.1% effective tax rate in relation to the income before income taxes of $82.7 million. The effective tax rate for the year ended December 31, 2016 differs from the U.S. Federal statutory rate by 11.1%, which is the result of various items that impacted the rate both favorably and unfavorably. We generated earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $45.6 million. Additionally, current year excess tax benefits related to share-based compensation of $13.4 million favorably impacted the effective rate. These adjustments were offset by the pre-tax impairment charges in Venezuela of $68.4 million related to the impairment of operational assets as well as a non-operating real estate investment which had an unfavorable impact of $23.8 million on the effective rate as it was nondeductible. Lastly, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.6 million, the impact of non-deductible expenses and interest of $11.4 million, the increase in unrecognized tax benefits of $7.1 million and $3.1 million associated with currency exchange losses negatively impacted the effective rate.

Year ended December 31, 2016 compared to year ended December 31, 2015
The following table was derived from the consolidated statements of operations for the years ended December 31, 2016 and 2015 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2016	2015
Net sales	$4,068.8	$4,083.9
Other revenue	23.9	26.1
Total revenue	4,092.7	4,110.0
Cost of goods sold	2,527.6	2,597.3
Selling, general and administrative expenses	962.5	914.8
Venezuela asset impairment	57.9	—
Research and development expenses	57.7	51.6
Amortization of acquired intangibles	83.4	80.7
Income from operations	403.6	465.6
Interest expense, net	178.2	196.5
Other expense, net	142.7	111.2
Income before income taxes	82.7	157.9
Provision for income taxes	38.1	62.1
Net income	44.6	95.8
Less: Net income attributable to noncontrolling interests	5.8	4.2
Net income attributable to controlling interests	$38.8	$91.6
Net sales
Net sales decreased $15.1 million, or 0.4%, to $4,068.8 million for the year ended December 31, 2016 compared to net sales of $4,083.9 million for the year ended December 31, 2015. The net sales decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 was attributable to unfavorable impacts of currency translation, which reduced net sales by 4.6% due primarily to the weakening of certain currencies within Latin America and Asia compared to the U.S. dollar. This net sales decline was partially offset by higher average selling prices across both our segments, primarily in Latin America, which contributed to an increase of 2.5% compared to the year ended December 31, 2015. Increases in volumes across both our segments, in Europe, Asia and North America, attributable mainly to a 2.2% increase from our acquisitions, also contributed to net sales growth of 1.7%.
Other revenue
Other revenue decreased $2.2 million, or 8.4%, to $23.9 million for the year ended December 31, 2016 as compared to $26.1 million for the year ended December 31, 2015. This decrease was primarily related to declines in service revenue combined with the impacts of weakening currencies against the U.S. dollar, which caused a decrease of $0.8 million, or 3.1%.
Cost of sales
Cost of sales decreased $69.7 million, or 2.7%, to $2,527.6 million for the year ended December 31, 2016 compared to $2,597.3 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted primarily from a 2.1% decrease associated with currency translation due to the impact of the weakening of certain currencies within Latin America, Asia and Europe. The decrease from currency translation was slightly offset by the contribution of higher volumes of 1.7% which includes impacts of our acquisitions completed during 2016. Cost of sales as a percentage of net sales decreased from 63.6% for the year ended December 31, 2015 to 62.1% for the year ended December 31, 2016 primarily as a result of reductions associated with lower raw material prices, favorable pricing on our product mix and impacts of our cost savings initiatives.

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

Provision for income taxes
We recorded a provision for income taxes of $38.1 million for the year ended December 31, 2016, which represents a 46.1% effective tax rate in relation to the income before income taxes of $82.7 million. The effective tax rate for the year ended December 31, 2016 differs from the U.S. Federal statutory rate by 11.1%, which is the result of various items that impacted the rate both favorably and unfavorably. We generated earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland which had a net favorable impact of $45.6 million. Additionally, current year excess tax benefits related to share-based compensation of $13.4 million favorably impacted the effective rate. These adjustments were offset by the pre-tax impairment charges in Venezuela of $68.4 million related to the impairment of operational assets as well as a non-operating real estate investment which had an unfavorable impact of $23.8 million on the effective rate as it was nondeductible. Lastly, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $9.6 million, the impact of non-deductible expenses and interest of $11.4 million, the increase in unrecognized tax benefits of $7.1 million and $3.1 million associated with currency exchange losses negatively impacted the effective rate.
We recorded a provision for income taxes of $62.1 million for the year ended December 31, 2015, which represents a 39.3% effective tax rate in relation to the income before income taxes of $157.9 million. The effective tax rate for the year ended December 31, 2015 differs from the U.S. Federal statutory rate by 4.3%, which is the result of various items that impacted the rate both favorably and unfavorably. We generated earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to China, Germany, Luxembourg and Netherlands, which had a net favorable impact of $41.4 million. Additionally, $10.5 million associated with currency exchange losses favorably impacted the effective rate. These adjustments were offset by the pre-tax impairment charge in Venezuela of $30.6 million which had an unfavorable $10.7 million impact on the effective rate as it was nondeductible, the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $34.4 million, and the impact of non-deductible expenses and interest of $10.4 million.

SEGMENT RESULTS
Year ended December 31, 2017 compared to the year ended December 31, 2016
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Year Ended December 31,
(In millions)	2017	2016
Net Sales
Performance Coatings	$2,675.1	$2,398.5
Transportation Coatings	1,677.8	1,670.3
Total	$4,352.9	$4,068.8
Segment Adjusted EBITDA
Performance Coatings	$564.2	$549.7
Transportation Coatings	321.0	352.7
Total	$885.2	$902.4
Performance Coatings Segment
Net sales increased $276.6 million, or 11.5%, to $2,675.1 million for the year ended December 31, 2017 compared to net sales of $2,398.5 million for the year ended December 31, 2016. The increase in net sales for the year ended December 31, 2017 was driven by increased volumes of 10.7%. This included a 12.0% benefit from acquisitions and organic volume decreases, which were comprised of industrial end-market increases more than offset by decreases in our refinish end-market driven by distributor working capital adjustments in North America, as well as the absence of our now deconsolidated Venezuelan operations. Higher average selling prices contributed to an increase of 0.5%, and favorable impacts of currency exchange primarily related to the strengthening of the Euro compared to the U.S. dollar contributed to a 0.3% increase.
Adjusted EBITDA increased $14.5 million, or 2.6%, to $564.2 million for the year ended December 31, 2017 compared to $549.7 million for the year ended December 31, 2016. The increase in Adjusted EBITDA for the year ended December 31, 2017 was driven by impacts of acquisitions and higher average selling prices. These increases were partially offset by the unfavorable impacts of higher variable costs across all regions and end-markets.
Transportation Coatings Segment
Net sales increased $7.5 million, or 0.4%, to $1,677.8 million for the year ended December 31, 2017 compared to net sales of $1,670.3 million for the year ended December 31, 2016. The increase in net sales for the year ended December 31, 2017 was driven by an increase in sales volumes which contributed to growth of 3.0%. This included organic volume increases in both end-markets as well as a 0.7% benefit from acquisitions. Further contributing to the increase was the favorable impacts of currency exchange related to strengthening of the Euro and certain currencies in Latin America compared to the U.S. dollar which contributed to a 0.5% increase in net sales. Partially offsetting these increases were lower average selling prices across both end-markets contributing to a 3.1% decrease.
Adjusted EBITDA decreased $31.7 million, or 9.0%, to $321.0 million for the year ended December 31, 2017 compared to Adjusted EBITDA of $352.7 million for the year ended December 31, 2016. The decrease in Adjusted EBITDA for the year ended December 31, 2017 was primarily driven by lower average selling prices and higher variable costs in our light vehicle end-market, partially offset by volume growth across both end-markets.

SEGMENT RESULTS
Year ended December 31, 2016 compared to the year ended December 31, 2015
The following table presents net sales by segment and segment Adjusted EBITDA for the following periods:

	Year Ended December 31,
(In millions)	2016	2015
Net Sales
Performance Coatings	$2,398.5	$2,381.8
Transportation Coatings	1,670.3	1,702.1
Total	$4,068.8	$4,083.9
Segment Adjusted EBITDA
Performance Coatings	$549.7	$535.8
Transportation Coatings	352.7	328.1
Total	$902.4	$863.9
Performance Coatings Segment
Net sales increased $16.7 million, or 0.7%, to $2,398.5 million for the year ended December 31, 2016 compared to net sales of $2,381.8 million for the year ended December 31, 2015. The increase in net sales for the year ended December 31, 2016 was a result of higher average selling prices and volumes which contributed 3.7% and 2.8%, respectively. Contributions from price included a stronger product mix which was driven by our North America and Latin America regions. Volume growth in both our refinish and industrial end-markets included a 3.2% benefit from our acquisitions, slightly offset by the negative volume contribution from Latin America. These increases were partially offset by the unfavorable impacts of weakening currencies across all regions, which contributed to a 5.8% reduction in net sales.
Adjusted EBITDA increased $13.9 million, or 2.6%, to $549.7 million for the year ended December 31, 2016 compared to Adjusted EBITDA of $535.8 million for the year ended December 31, 2015. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily driven by higher average selling prices, primarily in our refinish end-market, increases in sales volumes in both end-markets combined with lower variable costs across all regions and the impacts related to our recent acquisitions. Offsetting this increase were unfavorable impacts of currency exchange across all regions, due mainly to the weakening of certain currencies within Latin America compared to the U.S. dollar.
Transportation Coatings Segment
Net sales decreased $31.8 million, or 1.9%, to 1,670.3 million for the year ended December 31, 2016 compared to net sales of $1,702.1 million for the year ended December 31, 2015. The decrease in net sales for the year ended December 31, 2016 was primarily driven by unfavorable impacts of weakening currencies across all regions, which contributed to a 3.0% reduction in net sales. Offsetting the decline in net sales was a 1.0% increase in average selling prices primarily driven by Latin America. Volume of 0.1% was driven by strong performances in North America and Asia, including a 0.7% impact from acquisitions, which was largely offset by weaker volumes in Latin America.
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
At December 31, 2017, availability under the Revolving Credit Facility was $364.5 million, net of $35.5 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At December 31, 2017, we had $13.1 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.1 million.

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
Cash Flows
Years ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by (used for):
Operating activities:
Net income	$47.7	$44.6	$95.8
Depreciation and amortization	347.5	322.1	307.7
Amortization of deferred financing costs and original issue discount	8.0	17.8	20.6
Debt extinguishment and refinancing related costs	13.4	97.6	2.5
Deferred income taxes	91.7	(15.9)	(6.2)
Realized and unrealized foreign exchange (gains) losses, net	(3.6)	35.5	93.7
Stock-based compensation	38.5	41.1	30.2
Asset impairments	7.6	68.4	30.6
Venezuela deconsolidation charge	70.9	—	—
Other non-cash items	4.4	(1.9)	12.5
Net income adjusted for non-cash items	626.1	609.3	587.4
Changes in operating assets and liabilities	(86.1)	(50.0)	(177.6)
Operating activities	540.0	559.3	409.8
Investing activities	(689.6)	(257.0)	(166.2)
Financing activities	367.3	(232.6)	(84.7)
Effect of exchange rate changes on cash	17.1	(19.3)	(58.0)
Net increase in cash	$234.8	$50.4	$100.9
Year Ended December 31, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2017 was $540.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $626.1 million. This was partially offset by uses of working capital of $86.1 million. The most significant drivers in working capital were increases in accounts receivables of $15.2 million, inventory of $19.9 million and other assets of $84.9 million. These were primarily caused by incremental net sales, increased inventory builds to support ongoing operational demands and upfront customer incentive payments during the year ended December 31, 2017. Other uses were due to a reduction in other liabilities of $12.6 million related to payments of normal operating activities, offset by increases in accounts payable of $39.8 million and other accrued liabilities of $6.7 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 was $689.6 million. This use was driven by business acquisitions of $564.4 million (net of cash acquired), purchases of property, plant and equipment of $125.0 million, reduction of cash due to the deconsolidation of our Venezuelan operations of $4.3 million, and net cash provided for other investing activities of $4.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $367.3 million. This inflow was driven by net proceeds from borrowings of $483.6 million primarily relating to the refinancing of our Dollar Term Loans, and proceeds of $24.8 million from cash received from stock option exercises. These proceeds were partially offset by purchases of treasury stock for $58.4 million and other payments of $82.7 million consisting of financing-related costs, pay-down of short-term and long-term borrowings, deferred acquisition-related consideration and dividends to noncontrolling interests.

Other Impacts on Cash
Favorable currency exchange impacts on cash for the year ended December 31, 2017 were $17.1 million, which were driven primarily by the strengthening of the Euro compared to the U.S. dollar.
Year Ended December 31, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $559.3 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $609.3 million. This was partially offset by net increases in operating assets and liabilities of $50.0 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $132.3 million due primarily to incremental net sales and upfront customer payments, offset by net increases in current and non-current liabilities of $84.0 million primarily related to cost savings initiatives and timing of operating activities, which includes increases in accounts payable of $32.3 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2016 was $257.0 million. This use was primarily driven by purchases of property, plant and equipment of $136.2 million and acquisitions of $114.8 million (net of cash acquired), and $6.0 million of other investing activities that includes $3.9 million of asset acquisitions.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2016 was $232.6 million. This use was driven by payments of $1,755.7 million relating to the redemption of our 2021 Dollar and Euro Senior Notes, the net paydown and early repayments of our 2020 Term Loans, and quarterly principal payments as required under the Credit Agreement. These payments were offset by proceeds of $1,604.3 million relating to the issuance of our new 2024 Dollar and Euro Senior Notes and our new 2025 Euro Senior Notes, as well as the increase in principal on our 2023 Euro Term Loans as a part of the refinancing. The issuance and refinancing of our new indebtedness required us to pay financing costs of $86.3 million, which included a premium for early redemption of our 2021 Dollar and Euro Senior Notes of $56.6 million.
In addition, we had cash received from stock options exercised for $16.7 million, which is offset by repayments of short-term borrowings of $8.6 million, dividends paid to noncontrolling interests of $3.0 million, and $0.2 million of other financing activities.
Other Impacts on Cash
Unfavorable currency exchange impacts on cash for the year ended December 31, 2016 were $19.3 million primarily driven by the weakening of our translation rates compared to the U.S. dollar for our Venezuelan subsidiary which contributed $14.0 million.
Year ended December 31, 2015
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was $409.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $587.4 million. This was partially offset by net increases in operating assets and liabilities of $177.6 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $126.7 million due primarily to the mix of credit terms which drove an increase in days sales outstanding and increased inventory builds of $35.2 million to support ongoing operational demands. Cash flows associated with accounts payable and other liabilities of $29.1 million related to payments of normal operating activities incurred in 2014 and paid during 2015.
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

Other Impacts on Cash
Unfavorable currency exchange impacts on cash for the year ended December 31, 2015 were $58.0 million primarily driven by the weakening of our translation rates compared to the U.S. dollar for our Venezuelan subsidiary which contributed $37.4 million.
Financial Condition
We had cash and cash equivalents at December 31, 2017 and 2016 of $769.8 million and $535.4 million, respectively. Of these balances, $398.9 million and $366.7 million were maintained in non-U.S. jurisdictions as of December 31, 2017 and 2016, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the periods indicated:

	December 31,
(In millions)	2017	2016
2024 Dollar Term Loans	$1,960.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	472.5	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	399.7	349.7
2025 Euro Senior Notes	536.9	469.8
Short-term and other borrowings	94.8	39.8
Unamortized original issue discount	(9.1)	(10.0)
Deferred financing costs, net	(39.2)	(48.0)
	$3,915.6	$3,263.9
Less:
Short term borrowings	$12.9	$8.3
Current portion of long-term borrowings	24.8	19.6
Long-term debt	$3,877.9	$3,236.0
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our liquidity requirements are significant due to the highly leveraged nature of our company as well as our working capital requirements. At December 31, 2017 and 2016, there were no borrowings under the Revolving Credit Facility with total availability under the Revolving Credit Facility of $364.5 million and $378.7 million, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
The following tables detail our borrowings outstanding and the associated interest expense, including amortization of debt issuance costs and debt discounts, and average effective interest rates for such borrowings for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31, 2017
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,432.5	3.5%	$80.0
Revolving Credit Facility	—	N/A	1.9
Senior Notes	1,436.6	4.5%	62.2
Short-term and other borrowings	94.8	Various	2.9
Total	$3,963.9		$147.0

	Year Ended December 31, 2016
(In millions)	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$1,962.6	4.4%	$100.3
Revolving Credit Facility	—	N/A	3.0
Senior Notes	1,319.5	6.1%	69.9
Short-term and other borrowings	39.8	Various	5.0
Total	$3,321.9		$178.2

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017:

	Contractual Obligations Due In:
(In millions)	Total	2018	2019-2020	2021-2022	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
2024 Dollar Term Loans	$1,960.0	$20.0	$40.0	$40.0	$1,860.0
2023 Euro Term Loans	472.5	4.8	9.5	9.5	448.7
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	399.7	—	—	—	399.7
2025 Euro Senior Notes	536.9	—	—	—	536.9
Other borrowings (2)	41.8	13.1	1.7	27.0	—
Interest payments (3)	907.2	143.2	284.1	277.8	202.1
Sale-leaseback financing (4)	110.8	5.3	10.8	11.3	83.4
Operating leases	134.7	41.8	46.0	26.7	20.2
Pension contributions (5)	16.2	16.2	—	—	—
Purchase obligations (6)	175.2	93.9	63.3	6.6	11.4
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$5,255.0	$338.3	$455.4	$398.9	$4,062.4

(1)
During the year ended December 31, 2017, we refinanced our 2023 Dollar Term Loans with our 2024 Dollar Term Loans (see Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). This resulted in a significant increase in our obligations for the years after 2022. Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)	Other borrowings exclude debt associated with two of our leases treated as indebtedness, discussed within end-note 4.

(3)
Future interest payments include commitment fees on the unused portion of the Revolving Credit Facility, and reflect the interest payments on our Current Term Loans and New Senior Notes. Future interest payments assume December 31, 2017 variable interest rates will prevail throughout all future periods. Amounts represent the timing of interest accruals. Actual interest payments and repayment amounts may change depending on impact of interest rates on variable rate indebtedness and changes in currency exchange rates.

(4)
During the year ended December 31, 2017, we began treating one of our leases as a sale-leaseback financing obligation, which was previously treated as a build-to-suit lease. During the year ended December 31, 2016, we also recognized one of our leases as a sale-leaseback financing. The cash rental costs to be paid over the terms of these leases are reflected within the table above.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2018; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2018.

(6)
Purchase obligations include various commitments, including contractual commitments to acquire ownership interests in a joint venture and pay contingent consideration and deferred consideration, as a result of business acquisitions completed in 2016 and 2017. At December 31, 2017, we are committed to pay $53.9 million in two equal installments (2018 and 2019) related to the purchase of remaining joint venture interests, as well as $12.4 million of contingent and deferred consideration payable in 2018 related to previously closed acquisitions. In addition, we have $15.8 million in interest rate caps which will be paid from 2018 through 2021.

(7)
At December 31, 2017, we had approximately $18.4 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2017.

(In millions)
2018	$40.5
2019	26.5
2020	25.7
2021	25.7
2022	52.4
Thereafter	3,778.6
Total	$3,949.4
The table above excludes $14.5 million of debt associated with our sale-leaseback financings that will not be settled with cash.
Off Balance Sheet Arrangements
See Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP unless otherwise noted. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The fair values of intangible assets are estimated using an income approach, either the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet the evolving business needs and competitively produce our existing products.
The fair values of real properties acquired are based on the consideration of their highest and best use in the market. The fair values of property, plant and equipment, other than real properties, are based on the consideration that unless otherwise identified, they will continue to be used "as is" and as part of the ongoing business. In contemplation of the in-use premise and the nature of the assets, the fair value is developed primarily using a cost approach.

The determination of the fair value of assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.
The fair value of noncontrolling interests, when applicable, are estimated by applying an income approach and is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions in the valuation of noncontrolling interest included a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests.
The fair value of the contingent consideration liabilities is estimated by applying an income approach using the Black-Scholes option pricing model. The fair value measurements are based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy. Key assumptions in the valuation of contingent consideration liabilities included discount rates, expected terms, volatility rates and operating results as applicable based on the targets identified in the respective acquisition agreements.
The results of operations for businesses acquired are included in the financial statements from the date of the acquisition.
See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on the related accounting.
Asset Impairments
Factors that could result in future impairment charges or changes in useful lives, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Part I, Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K.
Goodwill and indefinite-lived intangible assets
As discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually as of October 1st. We initially test goodwill and indefinite-lived intangible assets for impairment by performing a qualitative evaluation. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair values of a reporting unit or asset is less than the respective carrying amounts, including goodwill when testing goodwill for impairment. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required. We may elect to bypass this qualitative assessment for some or all of our reporting units and indefinite-lived intangible assets and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value. In conjunction with our impairment assessments of indefinite-lived intangible assets, we also review the reasonableness of the indefinite useful lives associated with these assets, in which we evaluate whether indicators exist that future cash flows associated with these assets could be realized over a finite period.
For the 2017 impairment tests of our goodwill and indefinite-lived intangible assets, management performed the two-step quantitative test. This test concluded that the carrying values exceeded the respective fair values and no impairments existed. In addition, during 2017 we changed certain indefinite-lived intangible assets to definite-lived intangible assets, as discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Goodwill is allocated to, and evaluated for impairment at, the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two operating segments - Performance Coatings and Transportation Coatings - that also serve as our reportable segments. We have goodwill allocated to each of our four reporting units. At December 31, 2017, our $1,271.2 million in total goodwill is allocated to reportable segments as follows: $1,189.2 million in Performance Coatings and $82.0 million in Transportation Coatings.

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
Stock-Based Compensation
Compensation expense related to service-based, non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Black-Scholes option pricing model and is being recognized as compensation expense over the service period utilizing the graded vesting attribution method.
Compensation expense related to the restricted stock awards and restricted stock units is equal to the grant-date fair value of the awards determined by the closing share price on the date of the grant. The related expense is being recognized as compensation expense over the service period utilizing the graded vesting attribution method.
Compensation expense related to performance stock awards and performance share units is equivalent to the grant-date fair value of the awards determined using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards. These awards are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group. Each award covers a three-year performance cycle with a three-year service period vesting requirement. Awards will cliff vest upon meeting the applicable TSR thresholds and the three-year service requirement. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives relative to a peer group. TSR relative to peers is considered a market condition under applicable authoritative guidance. The related expense is being recognized as compensation expense over the service period utilizing the graded vesting attribution method.
We recognize compensation expense net of forfeitures, which we have elected to record at the time of occurrence.
The fair value of non-qualified stock options granted from 2015 through 2017 and the respective principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Key Assumptions	2017 Grants	2016 Grants	2015 Grants
Expected Term	6.00 years	6.00 years	6.00 years
Volatility	21.75%	21.63%	22.19%
Dividend Yield	—%	—%	—%
Discount Rate	2.03%	1.45%	1.79%
Fair Value of Options Per Share	$7.20 - $8.56	$5.68 - $6.95	$6.27 - $8.88
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
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2018 would result in an increase of $0.3 million in both scenarios. The estimated impact of a 100 basis point increase or decrease of the expected return on asset assumption on the net periodic benefit cost for 2018 would result in a decrease or increase of approximately $3.1 million, respectively.
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
At December 31, 2017, we had a net deferred tax asset balance of $45.5 million, after valuation allowances of $214.2 million. At December 31, 2016, we had a net deferred tax asset balance of $162.2 million, after valuation allowances of $135.4 million. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, interest and tax credit carryforwards. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company must generate approximately $268.3 million of taxable income to fully realize its consolidated net deferred tax assets as of December 31, 2017.
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Of our net deferred tax asset balance as of December 31, 2017, $137.1 million, net of valuation allowances of $26.1 million, relates to our operations within the U.S. As of December 31, 2017, our operations within the U.S. are in a three-year cumulative income position. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors including any potential aberrational items which may be included within our taxable results. The aberrational items which have impacted our results include transition-related costs associated with the separation from our Predecessor coupled with significant taxable losses associated with the exercises of pre-IPO stock options that were deep in the money at the time they were exercised, as well as debt extinguishment, refinancing and acquisition related costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.

On December 22, 2017, the U.S. TCJA legislation was enacted into law and contains several key tax provisions that affected us, including the reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The SEC staff issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the U.S. TCJA was passed late in December 2017, and ongoing guidance and accounting interpretation are expected over the coming months, we consider the accounting of the impacts of the U.S. TCJA, and other items to be provisional due to the forthcoming guidance and our ongoing analysis of our tax positions. We expect to complete our analysis within the one-year measurement period in accordance with SAB 118.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. At December 31, 2017 and 2016 deferred income taxes of approximately $7.4 million and $5.8 million have been provided on such subsidiary earnings, respectively. At December 31, 2017, and 2016, we have not recorded a deferred tax liability related to withholding taxes of approximately $4.2 million and $3.0 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2017 and 2016, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $17.2 million and $12.3 million, respectively.
See Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.
Derivatives and Hedging
For derivatives designated as cash flow hedges, we measure hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of the hedges are recorded in the consolidated statement of operations in the current period. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, future gains or losses on the derivative instrument are recorded in the statement of operations.
We account for interest rate caps related to our existing long-term borrowings as cash flow hedges. The effective portions of the changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. The ineffective portions of the changes in fair values of the derivatives are recorded in interest expense in the period ineffectiveness is determined.
If no hedging relationship is designated, derivatives are marked to market through the statement of operations. Cash flows from derivatives are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
See Note 22 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our derivatives and hedging instruments.
Foreign Currency Translation
Our reporting currency is the U.S. dollar. Due primarily to our legal entity organization structure, global cash management and raw material sourcing strategies, we determined that the functional currency of certain subsidiaries operating outside of the United States is generally the local currency of the respective subsidiaries. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the consolidated balance sheet.
Gains and losses from transactions denominated in foreign currencies other than an entities’ functional currency are included in the consolidated statement of operations in other expense, net.

Sales deductions
In certain of our end-markets, when we recognize revenue from the sale of our products to our distribution customers, we simultaneously record an adjustment to net sales for estimated rebates, sales incentives and other allowances. In our refinish end-market, risk of loss passes upon the sale to our distribution customers. Subsequent to the sale to distribution customers, when the distribution customers sell our products to collision repair body shops, additional rebates or further pricing concessions can be given to our distribution customers and certain collision repair body shops. These rebates or further pricing concessions are estimated upon the sale to the distribution customer.
These provisions are estimated based on historical experience, estimated future trends, estimated distribution inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. If the assumptions we used to calculate these adjustments do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.
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
For more information on these matters, see Note 8 and Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $1.4 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes.
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps were effective beginning September 30, 2017 and expire December 31, 2019 and included an aggregate deferred premium of $8.6 million at inception. The fourth interest rate cap is in place starting from January 1, 2018 and expires December 31, 2021 and included a deferred premium of $8.1 million at inception. All deferred premiums will be paid quarterly over the term of the respective interest rate caps. The interest rate caps were designated as cash flow hedges.
In addition to these interest rate caps, during the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million at inception for the interest rate cap which is effective beginning September 30, 2017 through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
As discussed in Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we took additional measures to reduce our cost of borrowing by entering into amendments to the Senior Secured Credit Facilities during the two years ended December 31, 2016 through 2017. The re-pricing enacted pursuant to the amendments reduced the margin applicable to our cost of borrowing on our Dollar Term Loans from 3.0% to 2.0% for Eurocurrency Rate Loans and from 2.0% to 1.00% for Base Rate Loans and the margin applicable to our cost of borrowing under the Euro Term Loan facility from 3.25% to 2.25%. In addition, the LIBOR floor on the Dollar Term Loan was reduced from 1.00% to zero while the base rate floor was reduced from 2.25% to 1.00%, and the LIBOR floor on the Euro Term Loan was reduced from 1.00% to 0.75%.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. dollar. The majority of our net sales for the years ended December 31, 2017, 2016 and 2015 were from operations outside the United States. At December 31, 2017 and 2016, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $208.8 million and $292.2 million, respectively. A hypothetical 10% increase in the value of the US dollar relative to all foreign currencies would have increased the cumulative translation loss by $68.6 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.

In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Mexican peso, Brazilian real and the Chinese yuan/renminbi. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
Additionally, in order to fund the purchase price for certain assets of DPC and the capital stock and other equity interests of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In certain instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. We use these intercompany loans to offset the exposure to profitability and cash flows created by external loans denominated in currencies that are different from the function currency of the issuing entities, including our 2024 and 2025 Euro Senior Notes and the Euro Term Loans, which are denominated in Euro.
Commodity price risk
We are subject to changes in our cost of sales caused by movements in underlying commodity prices (primarily oil and natural gas). Between 45% and 55% of our cost of sales is represented by raw materials. A substantial portion of the purchased raw materials include monomers, pigments, resins and solvents. Our price fluctuations generally follow industry indices. We historically have not entered into long-term purchase contracts related to the purchase of raw materials. If and when appropriate, we intend to manage these risks using purchase contracts with our suppliers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded 8 businesses from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017. We have also excluded these 8 businesses from our audit of internal control over financial reporting. The acquired businesses represented 2% and 5% of consolidated total assets and revenues, respectively, for the year ended December 31, 2017. The most significant acquisition, the North American Industrial Wood Coatings business from Valspar, represented 1% and 3% of consolidated total assets and revenues, respectively, for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2018

We have served as the Company’s auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,352.9	$4,068.8	$4,083.9
Other revenue	24.1	23.9	26.1
Total revenue	4,377.0	4,092.7	4,110.0
Cost of goods sold	2,779.6	2,527.6	2,597.3
Selling, general and administrative expenses	997.7	962.5	914.8
Venezuela asset impairment and deconsolidation charge	70.9	57.9	—
Research and development expenses	65.3	57.7	51.6
Amortization of acquired intangibles	101.2	83.4	80.7
Income from operations	362.3	403.6	465.6
Interest expense, net	147.0	178.2	196.5
Other expense, net	25.7	142.7	111.2
Income before income taxes	189.6	82.7	157.9
Provision for income taxes	141.9	38.1	62.1
Net income	47.7	44.6	95.8
Less: Net income attributable to noncontrolling interests	11.0	5.8	4.2
Net income attributable to controlling interests	$36.7	$38.8	$91.6
Basic net income per share	$0.15	$0.16	$0.39
Diluted net income per share	$0.15	$0.16	$0.38
Basic weighted average shares outstanding	240.4	238.1	233.8
Diluted weighted average shares outstanding	246.1	244.4	239.7

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$47.7	$44.6	$95.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	85.6	(59.5)	(164.3)
Unrealized gain on securities	0.4	0.3	0.3
Unrealized gain (loss) on derivatives	0.9	2.0	(5.5)
Unrealized gain (loss) on pension and other benefit plan obligations	31.3	(28.9)	(2.2)
Other comprehensive income (loss), before tax	118.2	(86.1)	(171.7)
Income tax provision (benefit) related to items of other comprehensive income	6.6	(4.9)	(2.1)
Other comprehensive income (loss), net of tax	111.6	(81.2)	(169.6)
Comprehensive income (loss)	159.3	(36.6)	(73.8)
Less: Comprehensive income attributable to noncontrolling interests	13.2	5.7	0.6
Comprehensive income (loss) attributable to controlling interests	$146.1	$(42.3)	$(74.4)

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$769.8	$535.4
Restricted cash	3.1	2.7
Accounts and notes receivable, net	870.2	801.9
Inventories	608.6	529.7
Prepaid expenses and other	63.9	50.3
Total current assets	2,315.6	1,920.0
Property, plant and equipment, net	1,388.6	1,315.7
Goodwill	1,271.2	964.1
Identifiable intangibles, net	1,428.2	1,130.3
Other assets	428.6	536.1
Total assets	$6,832.2	$5,866.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$554.9	$474.2
Current portion of borrowings	37.7	27.9
Other accrued liabilities	489.6	440.0
Total current liabilities	1,082.2	942.1
Long-term borrowings	3,877.9	3,236.0
Accrued pensions	279.1	249.1
Deferred income taxes	152.9	160.2
Other liabilities	32.3	32.2
Total liabilities	5,424.4	4,619.6
Commitments and contingent liabilities (Note 8)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 243.9 and 240.5 shares issued and outstanding at December 31, 2017 and 2016, respectively	242.4	239.3
Capital in excess of par	1,354.5	1,294.3
Accumulated deficit	(21.4)	(58.1)
Treasury shares, at cost, 2.0 and 0.0 shares at December 31, 2017 and 2016, respectively	(58.4)	—
Accumulated other comprehensive loss	(241.0)	(350.4)
Total Axalta shareholders’ equity	1,276.1	1,125.1
Noncontrolling interests	131.7	121.5
Total shareholders’ equity	1,407.8	1,246.6
Total liabilities and shareholders’ equity	$6,832.2	$5,866.2

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity
(In millions)

	Common Shares	Capital In Excess Of Par	Treasury Shares, at cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance December 31, 2014	$229.8	$1,144.7	$—	$(232.4)	$(103.3)	$67.3	$1,106.1
Comprehensive income (loss):
Net income	—	—	—	91.6	—	4.2	95.8
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	0.3	—	0.3
Net realized and unrealized loss on derivatives, net of tax of $2.1 million	—	—	—	—	(3.4)	—	(3.4)
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	(2.2)	—	(2.2)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	(160.7)	(3.6)	(164.3)
Total comprehensive income (loss)	—	—	—	91.6	(166.0)	0.6	(73.8)
Recognition of stock-based compensation	—	30.2	—	—	—	—	30.2
Exercises of stock options and associated tax benefits	7.2	63.9	—	—	—	—	71.1
Noncontrolling interests of acquired subsidiaries	—	—	—	—	—	4.3	4.3
Dividends declared to noncontrolling interests	—	—	—	—	—	(4.7)	(4.7)
Balance December 31, 2015	$237.0	$1,238.8	$—	$(140.8)	$(269.3)	$67.5	$1,133.2
Comprehensive income (loss):
Net income	—	—	—	38.8	—	5.8	44.6
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	0.3	—	0.3
Net realized and unrealized gain on derivatives, net of tax of $0.8 million	—	—	—	—	1.2	—	1.2
Long-term employee benefit plans, net of tax benefit of $5.7 million	—	—	—	—	(23.2)	—	(23.2)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	(59.4)	(0.1)	(59.5)
Total comprehensive income (loss)	—	—	—	38.8	(81.1)	5.7	(36.6)
Cumulative effect of an accounting change	—	—	—	43.9	—	—	43.9
Recognition of stock-based compensation	—	41.1	—	—	—	—	41.1
Exercises of stock options and associated tax benefits	2.3	14.4	—	—	—	—	16.7
Noncontrolling interests of acquired subsidiaries	—	—	—	—	—	51.3	51.3
Dividends declared to noncontrolling interests	—	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2016	$239.3	$1,294.3	$—	$(58.1)	$(350.4)	$121.5	$1,246.6
Comprehensive income:
Net income	—	—	—	36.7	—	11.0	47.7
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	0.4	—	0.4
Net realized and unrealized gain on derivatives, net of tax of $0.5 million	—	—	—	—	0.4	—	0.4
Long-term employee benefit plans, net of tax of $6.1 million	—	—	—	—	25.2	—	25.2
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	83.4	2.2	85.6
Total comprehensive income	—	—	—	36.7	109.4	13.2	159.3
Recognition of stock-based compensation	—	38.5	—	—	—	—	38.5
Exercises of stock options and vesting of restricted stock	3.1	21.7	—	—	—	—	24.8
Treasury share repurchase	—	—	(58.4)	—	—	—	(58.4)
Dividends declared to noncontrolling interests	—	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2017	$242.4	$1,354.5	$(58.4)	$(21.4)	$(241.0)	$131.7	$1,407.8
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$47.7	$44.6	$95.8
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	347.5	322.1	307.7
Amortization of financing costs and original issue discount	8.0	17.8	20.6
Debt extinguishment and refinancing related costs	13.4	97.6	2.5
Deferred income taxes	91.7	(15.9)	(6.2)
Realized and unrealized foreign exchange (gains) losses, net	(3.6)	35.5	93.7
Stock-based compensation	38.5	41.1	30.2
Asset impairments	7.6	68.4	30.6
Venezuela deconsolidation charge	70.9	—	—
Other non-cash, net	4.4	(1.9)	12.5
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(15.2)	(67.8)	(61.1)
Inventories	(19.9)	(1.7)	(35.2)
Prepaid expenses and other	(84.9)	(64.5)	(65.6)
Accounts payable	39.8	32.3	(6.7)
Other accrued liabilities	6.7	58.7	13.4
Other liabilities	(12.6)	(7.0)	(22.4)
Cash provided by operating activities	540.0	559.3	409.8
Investing activities:
Business acquisitions (net of cash acquired)	(564.4)	(114.8)	(29.6)
Purchase of property, plant and equipment	(125.0)	(136.2)	(138.1)
Reduction of cash due to Venezuela deconsolidation	(4.3)	—	—
Other investing activities, net	4.1	(6.0)	1.5
Cash used for investing activities	(689.6)	(257.0)	(166.2)
Financing activities:
Proceeds from short-term borrowings	—	0.2	2.0
Proceeds from long-term borrowings	483.6	1,604.3	—
Payments on short-term borrowings	(14.1)	(8.6)	(16.9)
Payments on long-term borrowings	(50.0)	(1,755.7)	(127.3)
Financing-related costs	(10.4)	(86.3)	—
Dividends paid to noncontrolling interests	(3.0)	(3.0)	(4.7)
Purchase of treasury stock	(58.4)	—	—
Proceeds from option exercises	24.8	16.7	62.4
Deferred acquisition-related consideration	(5.2)	—	—
Other financing activities	—	(0.2)	(0.2)
Cash provided by (used for) financing activities	367.3	(232.6)	(84.7)
Increase in cash and cash equivalents	217.7	69.7	158.9
Effect of exchange rate changes on cash	17.1	(19.3)	(58.0)
Cash at beginning of period	538.1	487.7	386.8
Cash at end of period	$772.9	$538.1	$487.7

Cash at end of period reconciliation:
Cash and cash equivalents	$769.8	$535.4	$485.0
Restricted cash	3.1	2.7	2.7
Cash at end of period	$772.9	$538.1	$487.7

Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$130.1	$169.4	$172.5
Income taxes, net of refunds	61.7	39.2	52.4
Non-cash investing activities:
Accrued capital expenditures	$30.2	$28.7	$33.8

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
The Carlyle Offerings
In November 2014, we priced our initial public offering ("IPO") in which certain selling shareholders affiliated with Carlyle sold 57.5 million common shares at a price of $19.50 per share.
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
(2)     BASIS OF PRESENTATION OF THE CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated balance sheets of Axalta at December 31, 2017 and 2016 and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2017, 2016 and 2015 included herein are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta. All intercompany balances and transactions have been eliminated.
The annual audited consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
Venezuela Deconsolidation
During the year ended December 31, 2017, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements and began accounting for our investment in our 100% owned Venezuelan subsidiary using the cost method of accounting. See Note 25 for additional information.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Correction of Immaterial Errors to Prior Period Financial Statements
During the year ended December 31, 2017, the Company identified and corrected errors that affected previously-issued consolidated financial statements. Based on an analysis of Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections (“ASC 250”), Staff Accounting Bulletin 99 - Materiality (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the cumulative adjustments on the financial results, we have revised our historical presentation of certain amounts in the consolidated financial statements which are described further below.
Revenue Corrections
The Company recognizes revenue from the sale of products to its customers when risk of loss and ownership of the product transfers to the customer. Ownership transfers either upon shipment of the product or when the product is delivered. In regard to our refinish end-market, risk of loss passes upon the sale to its distribution customers. Subsequent to the sale to distribution customers, when the distribution customers sell the products to collision repair body shops, additional rebates or further pricing concessions can be given to our distribution customers and certain collision repair body shops. The Company previously recorded these additional rebates and pricing concessions at the time of sale from the distributor to the collision repair body shops. The Company has concluded those rebates and pricing concessions should have been estimated and recorded as a reduction to net sales upon the sale to our distribution customers.
The Company concluded that its accounting policy for the sale to distributors is appropriate as the sales price is fixed or determinable at the time ownership transfers to these distributors, based on the Company’s ability to make a reasonable estimate of future certain pricing or rebates concessions at the time of shipment.
The Company has corrected the errors in the timing of revenue recognition by estimating those additional rebates and pricing concessions at the time of sale to distribution customers and reducing net sales by $4.7 million ($3.0 million after tax) and $3.3 million ($2.1 million after tax) for the years ended December 31, 2016 and 2015, respectively. Diluted earnings per share was reduced by $0.01 for each of these years. The after-tax impacts noted above had the equivalent impacts on our consolidated statements of comprehensive income (loss) for the respective periods. The cumulative impact on the consolidated balance sheet at December 31, 2016 resulted in increases of $22.4 million, $3.1 million, $8.3 million and $11.0 million to other accrued liabilities, goodwill, other assets and accumulated deficit, respectively, as a result of these prior period corrections. Amounts had no impact on the Company’s total cash flows from operations as reported within the historical consolidated statements of cash flows.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
The determination of the fair value of assets acquired, liabilities assumed, and noncontrolling interests involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, we consult with external advisors to help determine fair value. For non-observable market values determined using Level 3 assumptions, we determine fair value using acceptable valuation principles, including most commonly the excess earnings method for customer relationships, relief from royalty method for technology and trademarks, cost method for inventory and a combination of cost and market methods for property, plant and equipment, as applicable.
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
Revenue Recognition
We recognize revenue after completing the earnings process. We recognize revenue from the sale of products to our customers when risk of loss and ownership of the product transfers to the customer. Ownership transfers either upon shipment of the product or when the product is delivered.
For a majority of our product sales, risk or loss and ownership transfers at the shipping point and delivery is considered complete. For certain OEM customers, revenue is recognized at the time the customer applies our coatings to its vehicles, as this represents the point in time that risk of loss has been transferred and delivery is considered complete. In regard to our refinish end-market, risk of loss passes upon the sale to our distribution customers. Subsequent to the sale to distribution customers, when the distribution customers sell the products to collision repair body shops, additional rebates or further pricing concessions may be given to our distribution customers and certain collision repair body shops, which we estimate and record as a reduction to net sales upon the sale to our distribution customers. We accrue for sales returns and other allowances based on our historical experience.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The termination clauses in these contractual arrangements include standard clawback provisions that enable the Company to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract.  As of December 31, 2017 and 2016, $173.0 million and $170.8 million, respectively, were capitalized within other assets on the consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, $65.0 million, $53.5 million and $50.6 million, respectively, were amortized and reflected as reductions of net sales in the consolidated statements of operations.
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
Derivatives and Hedging
The Company from time to time utilizes derivatives to manage exposures to currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or accumulated other comprehensive income (loss) ("AOCI"), depending on the use of the derivative and whether it qualifies for hedge accounting treatment and is designated as such.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Property, Plant and Equipment
Property, plant and equipment acquired in an acquisition are recorded at fair value as of the acquisition date and are depreciated over the estimated useful life using the straight-line method. Subsequent additions to property, plant and equipment, including the fair value of any asset retirement obligations upon initial recognition of the liability, are recorded at cost and are depreciated over the estimated useful life using the straight-line method. See Note 16 for a range of estimated useful lives used for each property, plant and equipment class.
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
When testing goodwill and indefinite-lived intangible assets for impairment, we first have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that an impairment exists. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required. We may elect to bypass the qualitative assessment for some or all of our reporting units and indefinite-lived intangible assets and perform a two-step quantitative test.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable and reasonably estimable, or realized. For the years ending December 31, 2017, 2016 and 2015, we have not recognized income associated with recoveries from third parties.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Foreign Currency Translation
The reporting currency is the U.S. dollar. In most cases, our non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the accompanying consolidated balance sheet in AOCI.
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
Stock-Based Compensation
Our stock-based compensation is comprised of Axalta stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units and are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(4)    RECENT ACCOUNTING GUIDANCE
Accounting Guidance Issued But Not Yet Adopted
In March 2017, the FASB issued Accounting Standard Update ("ASU") 2017-07, "Compensation—Retirement Benefits", which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The impacts to the accompanying consolidated statement of operations for the years ended December 31, 2017 and 2016, as will be presented in our Annual Report on Form 10-K for the year ended December 31, 2018, will result in reclassifications from cost of goods sold and selling, general and administrative expense to other expense, net. These reclassifications will not have a material impact to the individual line items on the consolidated statement of operations for the impacted periods.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which sets forth the accounting guidance that assists in the determination of whether a set of transferred assets and activities is a business. This new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business; whereas, if the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. This standard is expected to have a prospective impact on our assessment of future acquisitions to determine whether the acquired entity requires accounting as an acquired asset (or group of similar identifiable assets) or as a business combination.
In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize the assets and liabilities arising from all leases (both finance and operating) on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are in the process of assessing the impact the adoption of this standard will have on our balance sheets, statements of operations and statements of cash flows. Total assets and total liabilities will increase in the period of adoption.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which sets forth the accounting guidance applicable for revenue recognition. Subsequent updates applicable to the revenue recognition standard, including ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing", provide narrow scope improvements and clarifications. This standard was initially intended to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", which delayed the previous effective date of the new revenue accounting standard to fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. Companies were allowed to early adopt the guidance as of the original effective date. Early adoption is not permitted prior to the original effective date. We have elected to implement the standard using the modified retrospective method whereby, for contracts which we conclude our performance obligation has been met under the terms of this standard as of the date of initial application, January 1, 2018, we will record a one-time catch up of the net earnings impact to retained earnings on our consolidated balance sheet and consolidated statement of changes in shareholders’ equity of approximately $12 million. The impacts to be reflected at this date represent the net income attributable to certain arrangements primarily within our Transportation Coatings segment for which we determine our performance obligation has been satisfied at the point effective control over inventory has transferred to the customer upon delivery under this standard, as compared to consumption under current GAAP. The election to implement this standard using the modified retrospective method will also require our future disclosures to include the amount by which each financial statement line item is affected as compared with these line items reported under current GAAP to ensure comparability with historical financial statements. We have reviewed our sales contracts and practices as compared to the new guidance and have concluded on the population of affected contracts and implementation plan, as well as our assessment of procedural and policy requirements related to the provisions of this standard. Additionally, under the provisions of this standard, certain costs currently reported in selling, general and administrative costs will be reported within cost of goods sold on the consolidated statements of operations, as they represent costs incurred in satisfaction of performance obligations. Such items will not impact pre-tax operating results. We are currently evaluating the expanded disclosures necessary to be in compliance with this standard, including expanded disclosures regarding significant judgments and estimates involved in the determination of the transaction price, variable consideration and timing of satisfaction of performance obligations.
(5)    ACQUISITIONS AND DIVESTITURES
Acquisition of Industrial Wood Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to working capital adjustments. Axalta and Valspar finalized the working capital adjustments to the purchase price which resulted in an increase of $10.3 million to $430.3 million (the "Industrial Wood Acquisition"). The Industrial Wood Acquisition was funded through the refinancing of our Dollar Term Loans discussed further at Note 20.
The Industrial Wood business is one of the leading providers of coatings for OEM and aftermarket industrial wood markets, including building products, cabinets, flooring and furniture, in North America. The Industrial Wood Acquisition was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

At December 31, 2017, we have not finalized the purchase accounting related to the Industrial Wood Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. After preliminary working capital adjustments, the Company paid an aggregate purchase price of $430.3 million, which was comprised of the following:

	June 1, 2017 (As Initially Reported)	Measurement Period Adjustments	June 1, 2017 (As Adjusted)
Accounts and notes receivable—trade	$23.3	$—	$23.3
Inventories	24.9	(0.2)	24.7
Prepaid expenses and other	0.2	—	0.2
Property, plant and equipment	23.0	0.1	23.1
Identifiable intangibles	254.2	4.9	259.1
Accounts payable	(22.4)	0.2	(22.2)
Other accrued liabilities	(5.1)	0.4	(4.7)
Net assets acquired before goodwill on acquisition	298.1	5.4	303.5
Goodwill on acquisition	132.6	(5.8)	126.8
Net assets acquired	$430.7	$(0.4)	$430.3
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce and the anticipated future economic benefits and is recorded within our industrial end-market in our Performance Coatings segment. The goodwill recognized at December 31, 2017 that is expected to be deductible for income tax purposes is $126.8 million.
The Company incurred and expensed acquisition-related transaction costs on the Industrial Wood Acquisition of $5.3 million, included within selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2017.
The fair value associated with identifiable intangible assets was $259.1 million, comprised of $34.6 million in technology (inclusive of in-process research and development), $8.0 million in trademarks, $203.0 million in customer relationships and $13.5 million associated with favorable contractual arrangements which have been determined to have a fair value. The definite-lived intangible assets will be amortized over an average term of approximately 19 years.
Supplemental Pro Forma Information
The Company's net sales and income before income taxes for the year ended December 31, 2017 include net sales of $146.1 million and pre-tax income of $2.4 million related to the Industrial Wood business. The following supplemental pro forma information represents the results of operations as if the Company had acquired Industrial Wood on January 1, 2016:

	For the years ended
(in millions, except per share data)	December 31, 2017	December 31, 2016
Net sales	$4,454.2	$4,293.1
Net income	$55.0	$45.9
Net income attributable to controlling interests	$44.0	$40.1
Net income per share (Basic)	$0.18	$0.17
Net income per share (Diluted)	$0.18	$0.16
The 2017 supplemental pro forma net income was adjusted to exclude $5.3 million ($3.3 million, net of pro forma income tax impact) of acquisition-related costs incurred in 2017 and $2.8 million ($1.8 million, net of pro forma income tax impact) of non-recurring expense related to the fair market value adjustment to acquisition date inventory. The unaudited pro forma consolidated information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2016, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Other Acquisitions
During the year ended December 31, 2017, we acquired 100% of eight businesses, including the acquisition of the Industrial Wood business. The other seven acquisitions included two North American and five European businesses which have operations in both our refinish and industrial end-markets, within our Performance Coatings segment. All but one of these acquisitions were accounted for as business combinations and the overall impacts to our consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2017 Acquisitions was $322.3 million, comprised of $47.4 million in technology, $20.2 million in trademarks, $239.1 million in customer relationships and $15.6 million in other intangibles primarily consisting of favorable contractual arrangements which have been determined to have a fair value. The total fair value of consideration paid or payable, net of cash assumed, on the 2017 Acquisitions was $573.4 million, including acquisition date fair value of contingent consideration of $5.7 million.
At December 31, 2017, we have not finalized the purchase accounting related to the 2017 Acquisitions and these amounts represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2015 to December 31, 2017 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2015	$869.0	$62.3	$931.3
Goodwill from acquisitions	64.2	15.5	79.7
Foreign currency translation	(43.8)	(3.1)	(46.9)
December 31, 2016	$889.4	$74.7	$964.1
Goodwill from acquisitions	207.2	—	207.2
Purchase accounting adjustments	(15.2)	—	(15.2)
Foreign currency translation	107.8	7.3	115.1
December 31, 2017	$1,189.2	$82.0	$1,271.2

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

 Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$498.0	$(213.6)	$284.4	10.5
Trademarks—indefinite-lived	277.2	—	277.2	Indefinite
Trademarks—definite-lived	102.6	(17.7)	84.9	15.9
Customer relationships	945.1	(176.8)	768.3	19.0
Other	16.6	(3.2)	13.4	4.8
Total	$1,839.5	$(411.3)	$1,428.2

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$417.1	$(153.6)	$263.5	10.2
Trademarks—indefinite-lived	273.2	—	273.2	Indefinite
Trademarks—definite-lived	55.0	(11.4)	43.6	14.8
Customer relationships	672.6	(123.3)	549.3	18.7
Other	2.4	(1.7)	0.7	4.6
Total	$1,420.3	$(290.0)	$1,130.3
During the year ended December 31, 2017, we changed certain indefinite-lived trademark intangibles to definite-lived intangible assets. The change was made as a result of decisions regarding our anticipated future use of these trademarks. During this period, we commenced amortizing the assets on a straight-line basis over a 20-year useful life.
Activity related to in-process research and development projects, classified within technology assets, for the years ended December 31, 2016 and 2017 is as follows:

In Process Research and Development	Activity
Balance at December 31, 2015	$1.6
Completed	—
Abandoned	—
Acquired	—
Foreign currency translation	(0.1)
Balance at December 31, 2016	$1.5
Completed	—
Abandoned	(1.7)
Acquired	2.3
Foreign currency translation	0.2
Balance at December 31, 2017	$2.3

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2018	$110.8
2019	$109.5
2020	$109.3
2021	$108.7
2022	$106.5
(7)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
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
The following table summarizes the activity related to the restructuring reserves and expenses for the years ended December 31, 2017, 2016 and 2015:

Balance at December 31, 2014	$48.5
Expense recorded	31.9
Payments made	(33.8)
Foreign currency translation	(5.3)
Balance at December 31, 2015	$41.3
Expense recorded	58.5
Payments made	(31.0)
Foreign currency translation	(2.7)
Balance at December 31, 2016	$66.1
Expense recorded	36.2
Payments made	(36.1)
Foreign currency translation	6.8
Venezuela deconsolidation impact	(1.5)
Balance at December 31, 2017	$71.5
Restructuring charges incurred during the fourth quarter ended December 31, 2017 included actions to reduce operational costs through activities to rationalize our manufacturing footprint. The impact to earnings from accelerated depreciation related to these manufacturing assets for the year ended December 31, 2017 was $4.3 million. During the year ended December 31, 2017, we recorded impairment losses of $7.6 million associated with these manufacturing facilities based on market price estimates recorded within other expense, net.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(8)    COMMITMENTS AND CONTINGENCIES
Leases - Sales Leaseback Obligations
During the year December 31, 2017, we determined that a previous build-to-suit lease arrangement was to be treated as a sale-leaseback financing. The lessor's building costs will be depreciated over an estimated useful life, consistent with our other sale-leaseback financing identified during the year ended December 31, 2016, beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to both transactions during the rental term as of December 31, 2017:

Sale-leaseback obligations
2018	$5.3
2019	5.4
2020	5.4
2021	5.5
2022	5.8
Thereafter	83.4
Total minimum payments	$110.8
Leases - Other
We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreement. Net rental expense under operating leases were $52.7 million, $48.0 million and $48.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, future minimum payments under non-cancelable operating leases were as follows:

Operating Leases
2018	$41.8
2019	26.6
2020	19.4
2021	14.9
2022	11.8
Thereafter	20.2
Total minimum payments	$134.7
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At December 31, 2017 and 2016, we had outstanding bank guarantees of $15.2 million and $11.1 million, respectively, which expire between 2018 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed as of December 31, 2017 and 2016.
Other
We are subject to various pending lawsuits and other claims including civil, regulatory and environmental matters. Certain of these lawsuits and other claims may have an impact on us. These litigation matters may involve indemnification obligations by third parties and/or insurance coverage covering all or part of any potential damage awards against us or against DuPont for which we assumed the liabilities through the Acquisition. All of the above matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the lawsuits at this time.
The potential effects, if any, on the financial statements of Axalta will be recorded in the period in which these matters are probable and estimable.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

In addition to the aforementioned matters, we are party to various legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the financial statements of Axalta.
(9)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions and Other Long-Term Employee Benefit Plans
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with over 85% of the pension benefit obligation within the European region as of December 31, 2017.
Other Long-Term Employee Benefits
In prior periods, we had certain long-term employee health care and life insurance benefits for certain eligible employees. These programs required contributions based on retiree-selected coverage levels for certain retirees. In conjunction with certain negative plan amendments completed in 2014, all liabilities and other comprehensive income associated with these other long-term employee benefit plans were reduced to zero at December 31, 2015. The $3.4 million net periodic benefit gain recorded during the year ended December 31, 2015 consisted of amortization of prior service credit of $3.7 million and settlement losses of $0.3 million. The discount rate used to determine the net periodic benefit gain during the year ended December 31, 2015 was 1.50%.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Obligations and Funded Status
The measurement date used to determine defined benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2017 and 2016 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2017 and 2016 for our defined benefit pension plans:

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$547.6	$541.7
Service cost	9.0	10.7
Interest cost	13.8	15.1
Participant contributions	1.3	1.0
Actuarial losses (gains), net	(13.8)	57.4
Plan curtailments, settlements and special termination benefits	(12.9)	(2.0)
Benefits paid	(23.3)	(21.8)
Business combinations and other adjustments	51.2	—
Currency translation adjustment	64.0	(54.5)
Projected benefit obligation at end of year	636.9	547.6
Change in plan assets:
Fair value of plan assets at beginning of year	288.7	278.4
Actual return on plan assets	22.2	41.1
Employer contributions	27.4	27.0
Participant contributions	1.3	1.0
Benefits paid	(23.3)	(21.8)
Settlements	(13.9)	(1.2)
Business combinations and other adjustments	32.4	—
Currency translation adjustment	30.2	(35.8)
Fair value of plan assets at end of year	365.0	288.7
Funded status, net	$(271.9)	$(258.9)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$19.2	$0.3
Other accrued liabilities	(12.0)	(10.1)
Accrued pensions	(279.1)	(249.1)
Net amount recognized	$(271.9)	$(258.9)
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2017 and 2016. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Year Ended December 31,
	2017	2016
ABO	$605.4	$516.4
Plans with PBO in excess of plan assets:
PBO	$401.2	$542.6
ABO	$370.0	$511.6
Fair value plan assets	$110.1	$283.4
Plans with ABO in excess of plan assets:
PBO	$393.3	$488.2
ABO	$364.9	$461.3
Fair value plan assets	$104.7	$232.6
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2017	2016
Accumulated net actuarial losses	$(46.4)	$(76.6)
Accumulated prior service credit	2.6	0.9
Total	$(43.8)	$(75.7)
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
The estimated pre-tax amounts that are expected to be amortized from AOCI into net periodic benefit cost during 2018 for the defined benefit plans is as follows:

2018
Amortization of net actuarial losses	$(1.2)
Amortization of prior service credit	0.1
Total	$(1.1)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Components of net periodic benefit cost and amounts recognized in comprehensive (income) loss:
Net periodic benefit cost:
Service cost	$9.0	$10.7	$12.0
Interest cost	13.8	15.1	16.9
Expected return on plan assets	(15.0)	(12.6)	(14.6)
Amortization of actuarial loss, net	1.4	0.4	0.4
Amortization of prior service credit	—	—	(0.1)
Curtailment gain	—	(1.1)	—
Settlement (gain) loss	0.2	(0.5)	0.5
Special termination benefit loss	1.0	0.2	—
Net periodic benefit cost	10.4	12.2	15.1
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss, net	(20.6)	27.7	(3.4)
Amortization of actuarial loss, net	(1.4)	(0.4)	(0.4)
Prior service (credit) cost	(1.2)	—	2.7
Amortization of prior service credit	—	—	0.1
Curtailment gain	—	1.1	—
Settlement gain (loss)	(0.2)	0.5	(0.5)
Other adjustments	(7.9)	—	—
Total (gain) loss recognized in other comprehensive (income) loss	(31.3)	28.9	(1.5)
Total recognized in net periodic benefit cost and comprehensive (income) loss	$(20.9)	$41.1	$13.6
Included in the other adjustments recognized in other comprehensive (income) loss was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $8.5 million in AOCI ($5.9 million, net of tax), as discussed further in Note 25.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2017	2016	2015
Weighted-average assumptions:
Discount rate to determine benefit obligation	2.13%	2.52%	3.05%
Discount rate to determine net cost	2.52%	3.05%	3.23%
Rate of future compensation increases to determine benefit obligation	2.69%	3.07%	3.03%
Rate of future compensation increases to determine net cost	3.07%	3.03%	3.57%
Rate of return on plan assets to determine net cost	4.73%	4.75%	5.21%
The rate of future compensation increases to determine benefit obligation in 2016 and 2015 includes the impacts of inflationary assumptions of our now deconsolidated Venezuelan subsidiary, which are absent in the 2017 assumption.
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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2018	$29.7
2019	$32.2
2020	$32.2
2021	$31.1
2022	$32.1
2023—2027	$189.0
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
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued and asset backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Assets measured using NAV as a practical expedient include debt asset backed securities and hedge funds. Debt asset backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the net asset values multiplied by the number of shares owned.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The Company’s investment strategy in pension plan assets is to generate earnings over an extended time to help fund the cost of benefits while maintaining an adequate level of diversification for a prudent level of risk. The table below summarizes the weighted average actual and target pension plan asset allocations at December 31 for all funded Axalta defined benefit plans.

Asset Category	2017	2016	Target Allocation
Equity securities	25-30%	30-35%	25-30%
Debt securities	20-25%	35-40%	20-25%
Real estate	0-5%	0-5%	0-5%
Other	45-50%	25-30%	45-50%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 3, at December 31, 2017 and 2016, respectively.

	Fair value measurements at
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$3.7	$3.7	$—	$—
U.S. equity securities	33.3	33.0	—	0.3
Non-U.S. equity securities	76.4	73.4	1.2	1.8
Debt securities—government issued	44.6	33.1	7.3	4.2
Debt securities—corporate issued	32.8	17.2	13.1	2.5
Private market securities and other	141.2	2.7	2.8	135.7
Real estate investments	13.5	—	—	13.5
Total	$345.5	$163.1	$24.4	$158.0
Debt asset backed securities at NAV	10.9
Hedge funds at NAV	8.6
	$365.0

	Fair value measurements at
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$2.8	$2.8	$—	$—
U.S. equity securities	30.7	30.7	—	—
Non-U.S. equity securities	63.9	63.5	0.3	0.1
Debt—government issued	60.9	48.0	12.9	—
Debt—corporate issued	38.4	31.0	5.3	2.1
Private market securities and other	64.6	0.4	0.1	64.1
Real estate investments	11.2	—	—	11.2
Total	$272.5	$176.4	$18.6	$77.5
Debt asset backed securities at NAV	8.8
Hedge funds at NAV	7.4
	$288.7
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, real estate investments, and other debt and equity investments. The fair values of our insurance contracts are determined based on the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Our real estate investments are primarily comprised of investments in commercial property funds externally valued using third party pricing methodologies, which are not actively traded on public exchanges. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2017 and 2016.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Level 3 assets
	Total	Private market securities	Debt and equity	Real estate investments
Ending balance at December 31, 2015	$74.1	$63.3	$2.3	$8.5
Realized (loss)	—	—	—	—
Change in unrealized gain	1.3	(1.4)	(0.1)	2.8
Purchases, sales, issues and settlements	2.1	2.2	—	(0.1)
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2016	$77.5	$64.1	$2.2	$11.2
Realized (loss)	—	—	—	—
Change in unrealized gain	9.9	8.3	0.4	1.2
Purchases, sales, issues and settlements	70.6	63.3	6.2	1.1
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2017	$158.0	$135.7	$8.8	$13.5
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2018, the expected long-term rate of return is 4.47%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2017 we expect to contribute $16.2 million to our defined benefit plans during 2018. No plan assets are expected to be returned to the Company in 2018.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its US and non-US subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $45.1 million, $43.3 million and $36.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(10)    STOCK-BASED COMPENSATION
During the years ended December 31, 2017, 2016 and 2015, we recognized $38.5 million, $41.1 million and $30.2 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the consolidated statements of operations. We recognized a tax benefit on stock-based compensation of $12.1 million, $14.0 million and $10.7 million and for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in the $30.2 million of stock-based compensation expense recorded during the year ended December 31, 2015 was $8.2 million of stock-based compensation expense attributable to accelerated vesting of all issued and outstanding stock options issued under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (the "2013 Plan"), as a result of the April 2015 Carlyle Offerings which reduced Carlyle's ownership interest in Axalta to below 50%, triggering a liquidity event as defined in the 2013 Plan.
Compensation cost is recorded for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method net of forfeitures. We have elected to recognize forfeitures as they occur.
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
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair values of options granted in 2017, 2016 and 2015 were $7.69, $5.69 and $8.15 per share, respectively. Options granted have a three-year vesting period. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2017 Grants	2016 Grants	2015 Grants
Expected Term	6.0 years	6.0 years	6.0 years
Volatility	21.75%	21.63%	22.19%
Dividend Yield	—	—	—
Discount Rate	2.03%	1.45%	1.79%
The expected term assumptions used for the grants mentioned in the above table were determined using the simplified method and resulted in an expected term of 6.0 years. We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for outstanding grants was based upon the peer group since the Company had a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

A summary of stock option award activity as of and for the year ended December 31, 2017 is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2016	9.6	$14.40
Granted	0.9	$29.56
Exercised	(2.2)	$11.42
Forfeited	(0.2)	$28.29
Outstanding at December 31, 2017	8.1	$16.54
Vested and expected to vest at December 31, 2017	8.1	$16.54	$128.3	6.52
Exercisable at December 31, 2017	6.3	$13.25	$119.9	5.96
Cash received by the Company upon exercise of options in 2017 was $24.8 million. Tax benefits on these exercises were $13.1 million. The intrinsic value of options exercised in 2017, 2016 and 2015 was $42.2 million, $42.5 million and $166.8 million, respectively.
The fair value of shares vested during 2017, 2016 and 2015 was $5.2 million, $3.4 million and $24.3 million, respectively.
At December 31, 2017, there was $4.0 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.3 years.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2017, we issued 0.8 million shares of restricted stock awards and restricted stock units. A portion of these awards vests ratably over three years. Other awards granted to certain members of management cliff vest over two, three or four year periods and certain of these awards are subject to accelerated vesting in the event of the award recipient's termination of employment under certain circumstances.
A summary of restricted stock and restricted stock unit award activity as of December 31, 2017 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2016	2.3	$29.18
Granted	0.8	$30.10
Vested	(1.0)	$30.02
Forfeited	(0.2)	$27.21
Outstanding at December 31, 2017	1.9	$29.32
At December 31, 2017, there was $18.2 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.5 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
The intrinsic value of awards vested during 2017 and 2016 was $30.1 million and $5.5 million, respectively. The total fair value of awards vested during 2017 and 2016 was $29.4 million and $6.2 million, respectively. No shares vested prior to 2016.
Performance Stock Awards and Performance Share Units
During the year ended December 31, 2017, the Company granted performance stock awards and performance share units (collectively referred to as "PSUs") to certain employees of the Company as part of their annual equity compensation award.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

PSUs are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group. Each award vests over a three-year service period and covers a three-year performance cycle starting at the beginning of the fiscal year in which the shares were granted.  Awards will cliff vest upon meeting the applicable TSR thresholds and the three-year service requirement. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives. TSR relative to peers is considered a market condition under applicable authoritative guidance.
A summary of performance stock and performance share unit award activity as of December 31, 2017 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2016	0.3	$27.74
Granted	0.3	$38.11
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2017	0.6	$31.17
At December 31, 2017, there was $11.3 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 1.9 years. Compensation expense is recognized for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method.
(11)    OTHER EXPENSE, NET

	Year Ended December 31,
	2017	2016	2015
Foreign exchange losses, net	$7.4	$30.6	$93.7
Impairments	7.6	10.5	30.6
Debt extinguishment and refinancing related costs	13.4	97.6	2.5
Other miscellaneous expense (income), net	(2.7)	4.0	(15.6)
Total	$25.7	$142.7	$111.2
Our Venezuelan subsidiary, which is a U.S. dollar functional entity, contributed to these exchange losses for all periods leading up to the deconsolidation of the entity during the year ended December 31, 2017. The losses for the years ended December 31, 2017, 2016 and 2015 were $1.8 million, $23.5 million and $51.5 million, respectively.
Debt extinguishment and refinancing related costs incurred during the year ended December 31, 2017 include third-party fees incurred in conjunction with the refinancing of the 2023 Dollar Term Loans. Debt extinguishment and refinancing related costs incurred during the year ended December 31, 2016 include redemption premiums on our 2021 Dollar Senior Notes and 2021 Euro Senior Notes as well as the unamortized (or pro-rata unamortized) deferred financing costs and original issue discounts associated with the debt extinguishment. See Note 20 for further information surrounding these debt-related transactions.
Other miscellaneous expense (income), net included a gain for the year ended December 31, 2015 resulting from the acquisition of an additional 25% interest in an equity method investee for a purchase price of $4.3 million. As a result of the acquisition, we obtained a controlling interest and recognized a gain of $5.4 million on the remeasurement of our previously held equity interest as of the acquisition date. Also included in other miscellaneous expense (income), net for the year ended December 31, 2015 was the recognition of a $5.6 million gain on certain foreign currency forward contracts compared to losses of $0.2 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(12)    INCOME TAXES
On December 22, 2017, the U.S. TCJA legislation, as defined herein, was enacted into law, which significantly revises the Internal Revenue Code of 1986, as amended. The U.S. TCJA includes, among other items, (1) permanent reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitations on the tax deduction for net interest expense to 30% of adjusted earnings; (3) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (4) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base); and (5) modifying or repealing many other business deductions and credits (including modifications to annual foreign tax credit limitations).
We have assessed the impacts of the changes from the U.S. TCJA and recorded a provisional non-cash net tax charge of $107.8 million as of December 31, 2017. This provisional tax charge includes a one-time $81.1 million remeasurement of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and establishment of a valuation allowance of $26.1 million on certain interest and foreign tax credit carryforwards as a result of other provisions in the U.S. TCJA effective January 1, 2018. We intend to maintain this valuation allowance unless further regulatory guidance provides sufficient positive evidence to support the realizability of the deferred tax assets. Additionally, we recorded $0.6 million of withholding tax on unremitted earnings due to the implementation of the territorial tax system. At present, we do not estimate any material impacts from the repatriation tax. While we have completed our provisional analysis of the income tax effects of the U.S. TCJA, the related tax charge may differ, possibly materially, due to further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation. We will complete our analysis over the one-year measurement period from the enactment of the law as provided for by SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2017	2016	2015
Domestic	$41.8	$27.9	$(22.5)
Foreign	147.8	54.8	180.4
Total	$189.6	$82.7	$157.9
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$4.6	$102.8	$107.4	$0.9	$(1.3)	$(0.4)	$—	$17.8	$17.8
U.S. state and local	1.7	0.4	2.1	3.7	8.2	11.9	3.1	8.5	11.6
Foreign	43.9	(11.5)	32.4	49.4	(22.8)	26.6	65.2	(32.5)	32.7
Total	$50.2	$91.7	$141.9	$54.0	$(15.9)	$38.1	$68.3	$(6.2)	$62.1

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Reconciliation to U.S. Statutory Rate

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Statutory U.S. federal income tax rate (1)	$66.4	35.0%	$29.0	35.0%	$55.2	35.0%
Foreign income taxed at rates other than 35%	(56.2)	(29.6)	(45.6)	(55.1)	(41.4)	(26.2)
Changes in valuation allowances	45.3	23.9	9.6	11.6	34.4	21.8
Foreign exchange gain (loss), net	(17.7)	(9.3)	3.1	3.7	(10.5)	(6.6)
Unrecognized tax benefits	3.1	1.6	7.1	8.6	0.4	0.3
Foreign taxes	4.1	2.2	4.5	5.4	5.8	3.7
Non-deductible interest	9.8	5.2	6.7	8.1	4.9	3.1
Non-deductible expenses	4.6	2.4	4.7	5.7	5.5	3.5
Tax credits	(4.2)	(2.2)	(6.7)	(8.1)	(5.5)	(3.5)
Excess tax benefits relating to share-based compensation	(13.1)	(6.9)	(13.4)	(16.2)	—	—
Venezuela deconsolidation and impairment	(2.0)	(1.1)	23.8	28.8	10.7	6.8
U.S. state and local taxes, net	1.3	0.7	7.8	9.4	8.1	5.1
U.S. tax reform (2)	107.8	56.9	—	—	—	—
Other - net	(7.3)	(4.0)	7.5	9.2	(5.5)	(3.7)
Total income tax provision / effective tax rate	$141.9	74.8%	$38.1	46.1%	$62.1	39.3%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)	Provisional net tax effect of the U.S. TCJA.

Deferred Tax Balances	Year Ended December 31,
	2017	2016
Deferred tax asset
Tax loss, credit and interest carryforwards	$265.3	$263.7
Goodwill and intangibles	—	48.1
Compensation and employee benefits	86.0	92.8
Accruals and other reserves	33.9	40.0
Research and development capitalization	8.9	15.7
Equity investment and other securities	26.4	(0.7)
Other	10.9	16.4
Total deferred tax assets	431.4	476.0
Less: Valuation allowance	(214.2)	(135.4)
Net deferred tax assets	217.2	340.6
Deferred tax liabilities
Goodwill and intangibles	(15.2)	—
Property, plant and equipment	(146.9)	(168.4)
Unremitted earnings	(7.4)	(5.8)
Long-term debt	(2.2)	(4.2)
Total deferred tax liabilities	(171.7)	(178.4)
Net deferred tax asset	$45.5	$162.2
Non-current assets	198.4	322.4
Non-current liability	(152.9)	(160.2)
Net deferred tax asset	$45.5	$162.2

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

At December 31, 2017, the Company had $176.4 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, net of uncertain tax positions. Of these, $84.9 million have indefinite carryforward periods, and the remaining $91.5 million are subject to expiration between the years 2020 through 2026. Non-U.S. tax credit carryforwards at December 31, 2017 amounted to $1.8 million. Of these, $1.5 million have indefinite carryforward period, and the remaining are subject to expiration between the years 2020 and 2022.
In the U.S., there were approximately $37.2 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $2.7 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2037. U.S. tax credit carryforwards at December 31, 2017 amounted to $34.8 million subject to expiration between the years 2019 and 2037. U.S. interest carryforwards at December 31, 2017 of $12.4 million have an indefinite carryforward period. Utilization of our U.S. net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
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
In the U.S., there were approximately $62.8 million of federal net operating loss carryforwards (tax effected) subject to expiration in years beyond 2032, and $2.5 million of state net operating loss carryforwards (tax effected) subject to expiration between the years 2018 and 2036. U.S. tax credit carryforwards at December 31, 2016 amounted to $26.0 million subject to expiration between the years 2019 and 2036. U.S. interest carryforwards at December 31, 2015 of $17.7 million have an indefinite carryforward period. Utilization of our U.S. net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization.
Valuation allowances relate primarily to the increase in tax loss carryforwards and equity investment in foreign jurisdictions where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. Of the $214.2 million valuation allowance at December 31, 2017, $188.1 million pertains to certain non-U.S. jurisdictions. A significant portion of the non-U.S. valuation allowance balance relates to the Company’s operations in Luxembourg and the Netherlands, which amount to $155.7 million and $113.8 million for years ended December 31, 2017 and December 31, 2016, respectively. In the Netherlands, the Company’s tax loss carryforwards have a nine-year carryforward period and are subject to expiration between years 2022 through 2026. In Luxembourg, the Company’s tax loss carryforwards have an indefinite carryforward period.
The remaining $26.1 million valuation allowance relates to certain U.S. interest and foreign tax credit carryforwards that were impacted by the enactment of the U.S. TCJA and discussed in more detail above.
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$12.3	$4.7	$5.3
Increases related to positions taken on items from prior years	1.9	—	—
Decreases related to positions taken on items from prior years	—	(0.2)	(0.6)
Increases related to positions taken in the current year	3.0	7.8	—
Balance at December 31	$17.2	$12.3	$4.7
At December 31, 2017, 2016 and 2015, the total amount of gross unrecognized tax benefits was $17.2 million, $12.3 million and $4.7 million, of which $9.7 million, $8.5 million and $4.7 million would impact the effective tax rate, if recognized, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Interest and penalties associated with gross unrecognized tax benefits are included as components of the "Provision (benefit) for income taxes," and totaled an income tax expense of $0.1 million, $0.3 million and $0.4 million in 2017, 2016 and 2015, respectively. Accrued interest and penalties are included within the related tax liability line in the balance sheet. The Company’s accrual for interest and penalties at December 31, 2017, 2016 and 2015 was $1.2 million, $1.1 million and $0.7 million, respectively.
The Company is subject to income tax in approximately 47 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, China, Germany and Mexico. The statute of limitations varies by jurisdiction with 2007 being the oldest tax year still open in the material jurisdictions. The Company is currently under audit in certain jurisdictions for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 acquisition will be indemnified by DuPont.
As of December 31, 2017, 2016 and 2015, we had gross unrecognized tax benefits of $18.4 million, $13.4 million and $5.4 million, respectively, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
(13)    NET INCOME PER COMMON SHARE
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

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Net income to common shareholders	$36.7	$38.8	$91.6
Basic weighted average shares outstanding	240.4	238.1	233.8
Diluted weighted average shares outstanding	246.1	244.4	239.7
Net income per common share:
Basic net income per share	$0.15	$0.16	$0.39
Diluted net income per share	$0.15	$0.16	$0.38
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015 were 1.8 million, 1.3 million and 0.7 million, respectively.
(14)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Year Ended December 31,
	2017	2016
Accounts receivable—trade, net	$748.2	$640.4
Notes receivable	29.4	68.7
Other	92.6	92.8
Total	$870.2	$801.9
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $15.9 million and $13.7 million at December 31, 2017 and 2016, respectively. Bad debt expense was $3.5 million, $3.4 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(15)    INVENTORIES

	Year Ended December 31,
	2017	2016
Finished products	$347.5	$315.2
Semi-finished products	95.5	87.5
Raw materials and supplies	165.6	127.0
Total	$608.6	$529.7
Stores and supplies inventories of $20.8 million and $20.2 million at December 31, 2017 and 2016, respectively, were valued under the weighted average cost method.
(16) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $176.6 million, $176.8 million and $169.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

				Year Ended December 31,
	Useful Lives (years)			2017	2016
Land				$87.6	$85.2
Buildings and improvements	5	-	25	516.3	454.0
Machinery and equipment	3	-	25	1,244.0	1,087.5
Software	5	-	7	155.3	139.7
Other	3	-	20	41.7	35.6
Construction in progress				148.7	131.0
Total				2,193.6	1,933.0
Accumulated depreciation				(805.0)	(617.3)
Property, plant and equipment, net				$1,388.6	$1,315.7
(17)    OTHER ASSETS

	Year Ended December 31,
	2017	2016
Available for sale securities	$5.2	$4.4
Deferred income taxes—non-current	198.4	322.4
Other assets	225.0	209.3
Total	$428.6	$536.1
(18)    ACCOUNTS PAYABLE

	Year Ended December 31,
	2017	2016
Trade payables	$510.7	$429.5
Non-income taxes	27.0	27.2
Other	17.2	17.5
Total	$554.9	$474.2

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(19)    OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2017	2016
Compensation and other employee-related costs	$153.3	$145.8
Current portion of long-term employee benefit plans	12.0	10.1
Restructuring	71.5	66.1
Discounts, rebates, and warranties	138.8	119.8
Income taxes payable	22.2	23.3
Derivative liabilities	3.3	1.3
Other	88.5	73.6
Total	$489.6	$440.0
(20)    BORROWINGS
Borrowings are summarized as follows:

	Year Ended December 31,
	2017	2016
2024 Dollar Term Loans	$1,960.0	$—
2023 Dollar Term Loans	—	1,545.0
2023 Euro Term Loans	472.5	417.6
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	399.7	349.7
2025 Euro Senior Notes	536.9	469.8
Short-term and other borrowings	94.8	39.8
Unamortized original issue discount	(9.1)	(10.0)
Unamortized deferred financing costs	(39.2)	(48.0)
	$3,915.6	$3,263.9
Less:
Short-term borrowings	$12.9	$8.3
Current portion of long-term borrowings	24.8	19.6
Long-term debt	$3,877.9	$3,236.0
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

On June 1, 2017 (the "Fifth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans ($1,541.1 million) into a new tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans", together with the 2023 Euro Term Loans, the "Current Terms Loans", and with the Revolving Credit Facility, as defined herein, the "Senior Secured Credit Facilities"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Dutch A B.V. and the guarantors. The 2023 Euro Term Loans mature on February 1, 2023 and the 2024 Dollar Term Loans mature on June 1, 2024. Principal is paid quarterly on both the 2023 Euro Term Loans and the 2024 Dollar Term Loans based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Senior Secured Credit Facilities (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At December 31, 2017, the financial covenant is not applicable as there were no borrowings.
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
There have been no borrowings outstanding on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2017 and December 31, 2016, letters of credit issued under the Revolving Credit Facility totaled $35.5 million and $21.3 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $364.5 million and $378.7 million at December 31, 2017 and December 31, 2016, respectively.
Significant Transactions
During the year ended December 31, 2017, in connection with the Fifth Amendment discussed above, we recorded a loss on extinguishment of $13.0 million. In addition, during the year ended December 31, 2017, we voluntarily prepaid $30.0 million in principal of the outstanding 2024 Dollar Term Loans, resulting in a loss of $0.4 million, consisting of the write-off of $0.3 million and $0.1 million of unamortized deferred financing costs and original issue discounts, respectively.
During the year ended December 31, 2016, in connection with the Third Amendment discussed above, we recorded a loss on extinguishment of $2.3 million. In addition, in connection with the Fourth Amendment, we recorded a $10.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the write-off of unamortized deferred financing costs and original issue discounts attributable to the 2020 Term Loans of $4.7 million and $1.5 million, respectively, and other fees directly associated with the Fourth Amendment of $4.2 million.
Prior to the Fourth Amendment, in April and October of 2016, we voluntarily prepaid $100.0 million and $150.0 million in principal of the outstanding 2020 Dollar Term Loans, respectively, and €200.0 million in principal of the outstanding 2020 Euro Term Loans. As a result, we recorded losses on extinguishment for the year ended December 31, 2016 of $9.6 million, consisting of the write-off of $9.1 million and $0.5 million of unamortized deferred financing costs and original issue discounts, respectively.
During the year ended December 31, 2015, we voluntarily prepaid $100.0 million of the outstanding 2020 Dollar Term Loans which resulted in a loss on extinguishment of $2.5 million, consisting of the write-off of $1.8 million and $0.7 million of unamortized deferred financing costs and original issue discounts, respectively.

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
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("New U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively, the “2024 Senior Notes”, and with the 2025 Euro Senior Notes, the “New Senior Notes”, each of which is described in detail below), for the primary purpose of redeeming the 2021 Dollar Senior Notes (the “August 2016 Refinancing”). Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
In connection with the August 2016 Refinancing, we recorded a $56.9 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the redemption premium of $41.5 million, write-off of unamortized deferred financing costs attributable to the 2021 Dollar Senior Notes of $13.0 million and other fees directly associated with the transaction of $2.4 million.
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V. (“Parent Guarantor”).
In addition, on September 27, 2016, the Dutch Issuer issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”) for the primary purpose of redeeming the 2021 Euro Senior Notes and the partial prepayment of the 2020 Euro Term Loans (the “September 2016 Refinancing”). Consistent with the original terms of the 2021 Euro Senior Notes, we extinguished the principal at a redemption price equal to 104.313%.
In connection with the September 2016 Refinancing, we recorded an $18.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the redemption premium of $12.1 million, write-off of unamortized deferred financing costs attributable to the 2021 Euro Senior Notes of $5.6 million and other fees directly associated with the transaction of $0.7 million.
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

Notes to Consolidated Financial Statements
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2017.

2018	$40.5
2019	26.5
2020	25.7
2021	25.7
2022	52.4
Thereafter	3,778.6
$3,949.4
The table above excludes $14.5 million of debt associated with our sale-leaseback financings that will not be settled with cash.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(21)    FAIR VALUE ACCOUNTING
Assets measured at fair value on a non-recurring basis
During the years ended December 31, 2017 and 2015 we recorded impairment losses of $1.7 million and $0.1 million, respectively, associated with the abandonment of certain in process research and development projects. There were no impairment losses recorded during the year ended December 31, 2016.
During the years ended December 31, 2017, 2016 and 2015, we recorded impairment losses on property of $7.6 million, $10.5 million and $30.6 million, respectively. The impairment losses recorded during the year ended December 31, 2017 related to actions to reduce operational costs through activities to rationalize our manufacturing footprint and the write-down of these manufacturing facilities based on market price estimates. The losses recorded during the years ended December 31, 2016 and 2015 were related to losses at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. Additionally, during the year ended December 31, 2016, we recorded an impairment loss of $57.9 million on our productive long-lived assets associated with our Venezuela operations.
Fair value of financial instruments
Available for sale securities - The fair values of available for sale securities at December 31, 2017 and 2016 were $5.2 million and $4.4 million, respectively. The fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at December 31, 2017 were $524.4 million, $427.7 million and $571.8 million, respectively. The fair values at December 31, 2016 were $500.0 million, $363.8 million and $472.2 million, respectively. The estimated fair values of these notes are based on recent trades and current trending. Due to the infrequency of trades of these notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans at December 31, 2017 were $1,967.4 million and $475.5 million, respectively. The fair values of the 2023 Dollar Term Loans and the 2023 Euro Term Loans at December 31, 2016 were $1,560.5 million and $421.8 million, respectively. The estimated fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans are based on recent trades, as reported by a third party pricing service. Due to the infrequency of trades of the Current Term Loans, these inputs are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the consolidated statement of operations. The fair value of contingent consideration at December 31, 2017 and 2016 was $8.9 million and $10.0 million, respectively. During the years ended December 31, 2017 and 2016 the Company recorded gains of $3.0 million and losses of $0.8 million associated with the changes to fair value, respectively. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
(22)    DERIVATIVE FINANCIAL INSTRUMENTS
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600 million of the notional value, are effective beginning September 30, 2017 and expire December 31, 2019 and included an aggregate deferred premium of $8.6 million. The fourth interest rate cap, comprising the remaining $250 million of the notional value, is in place starting from January 1, 2018 and expires December 31, 2021 and included a deferred premium of $8.1 million. All deferred premiums will be paid quarterly over the term of the respective interest rate caps.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in the accompanying consolidated balance sheet:

	Year Ended December 31,
	2017	2016
Prepaid and other assets:
Interest rate swaps	$—	$0.1
Other assets:
Interest rate caps	$1.2	$—
Total assets	$1.2	$0.1
Other accrued liabilities:
Interest rate swaps	$—	$0.8
Interest rate caps	2.6	—
Total liabilities	$2.6	$0.8
For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current period earnings.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table sets forth the locations and amounts recognized during the years ended December 31, 2017, 2016, and 2015 respectively, for these cash flow hedges.

Derivatives in Cash Flow Hedging Relationships in 2017:	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$1.8	Interest expense, net	$(0.4)	Interest expense, net	$(2.3)

Derivatives in Cash Flow Hedging Relationships in 2016:	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$2.0	Interest expense, net	$5.9	Interest expense, net	$1.2

Derivatives in Cash Flow Hedging Relationships in 2015:	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI to Income (Effective Portion)	Location of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of (Gain) Loss Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contracts	$5.5	Interest expense, net	$6.5	Interest expense, net	$0.4
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other (income) expense, net in the consolidated statement of operations.
During the year ended December 31, 2013, we purchased a €300.0 million 1.5% interest rate cap on our Euro Term Loans for a premium of $3.1 million. The interest rate cap was not designated as a hedge and the changes in the fair value of the derivative instrument were recorded in current period earnings in interest expense. The hedge matured on September 29, 2017.
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective beginning September 30, 2017 through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our consolidated balance sheet:

	Year Ended December 31,
	2017	2016
Prepaid and other assets:
Foreign currency contracts	$—	$0.1
Total assets	$—	$0.1
Other accrued liabilities:
Foreign currency contracts	$0.7	$0.5
Total liabilities:	0.7	0.5
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Foreign currency forward contracts	Other expense, net	$11.2	$4.3	$(5.6)
Interest rate cap	Interest expense, net	0.6	—	0.1
		$11.8	$4.3	$(5.5)
(23)    SEGMENTS
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Year Ended December 31,
	2017	2016	2015
Performance Coatings
Refinish	$1,645.2	$1,679.7	$1,698.7
Industrial	1,029.9	718.8	683.1
Total Net sales Performance Coatings	2,675.1	2,398.5	2,381.8
Transportation Coatings
Light Vehicle	1,322.8	1,337.7	1,310.6
Commercial Vehicle	355.0	332.6	391.5
Total Net sales Transportation Coatings	1,677.8	1,670.3	1,702.1
Total Net sales	$4,352.9	$4,068.8	$4,083.9
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2017
Net sales (1)	$2,675.1	$1,677.8	$4,352.9
Equity in earnings in unconsolidated affiliates	0.3	0.7	1.0
Adjusted EBITDA (2)	564.2	321.0	885.2
Investment in unconsolidated affiliates	2.9	12.6	15.5

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2016
Net sales (1)	$2,398.5	$1,670.3	$4,068.8
Equity in earnings (losses) in unconsolidated affiliates	(0.2)	0.4	0.2
Adjusted EBITDA (2)	549.7	352.7	902.4
Investment in unconsolidated affiliates	2.5	11.1	13.6

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2015
Net sales (1)	$2,381.8	$1,702.1	$4,083.9
Equity in earnings in unconsolidated affiliates	0.6	0.6	1.2
Adjusted EBITDA (2)	535.8	328.1	863.9
Investment in unconsolidated affiliates	4.0	8.4	12.4

(1)	The Company has no intercompany sales between segments.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(2)
The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation and amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) nonrecurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents EBITDA adjusted for the select items referred to above. Reconciliation of Adjusted EBITDA to income before income taxes follows:

	Year Ended December 31,
	2017	2016	2015
Income before income taxes	$189.6	$82.7	$157.9
Interest expense, net	147.0	178.2	196.5
Depreciation and amortization	347.5	322.1	307.7
EBITDA	684.1	583.0	662.1
Debt extinguishment and refinancing related costs (a)	13.4	97.6	2.5
Foreign exchange remeasurement losses (b)	7.4	30.6	93.7
Long-term employee benefit plan adjustments (c)	1.4	1.5	(0.3)
Termination benefits and other employee related costs (d)	35.3	61.8	36.6
Consulting and advisory fees (e)	(0.1)	10.4	23.9
Transition-related costs (f)	7.7	—	(3.4)
Offering and transactional costs (g)	18.4	6.0	(1.5)
Stock-based compensation (h)	38.5	41.1	30.2
Other adjustments (i)	3.6	5.0	(5.8)
Dividends in respect of noncontrolling interest (j)	(3.0)	(3.0)	(4.7)
Deconsolidation impacts and impairments (k)	78.5	68.4	30.6
Adjusted EBITDA	$885.2	$902.4	$863.9

(a)
During the years ended December 31, 2017 and 2016 we refinanced our indebtedness, resulting in losses of $13.0 million and $88.0 million, respectively. In addition, during the years ended December 31, 2017, 2016 and 2015 we prepaid outstanding principal on our term loans, resulting in non-cash losses on extinguishment of $0.4 million, $9.6 million and $2.5 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million, $23.5 million, $51.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Eliminates the non-cash, non-service components of long-term employee benefit costs.

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

(f)
Represents integration costs related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar and changes in estimates associated with the transition from DuPont to a standalone entity, including certain Acquisition indemnities. We do not consider these items to be indicative of our ongoing operating performance.

(g)
Represents acquisition-related expenses, including changes in the fair value of contingent consideration, as well as $10.0 million of costs associated with contemplated merger activities during the three months ended December 31, 2017 and costs associated with the 2016 secondary offerings of our common shares by Carlyle, all of which are not considered indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(h)
Represents non-cash costs associated with stock-based compensation, including $8.2 million of expense during the year ended December 31, 2015 attributable to the accelerated vesting of all issued and outstanding stock options issued under the 2013 Plan. This acceleration was the result of the Change in Control that occurred in conjunction with Carlyle's ownership interest falling below 50% and triggering a liquidity event.

(i)
Represents costs for certain non-operational or non-cash (gains) and losses unrelated to our core business and which we do not consider indicative of our ongoing operations, including equity investee dividends, indemnity losses (gains) associated with the Acquisition, losses (gains) on sale and disposal of property, plant and equipment, losses (gains) on the remaining foreign currency derivative instruments, Carlyle management fees incurred prior to the Change in Control and non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary of $70.9 million. During the year ended December 31, 2016 and 2015, we recorded non-cash impairments at our Venezuelan subsidiary of $68.4 million and $30.6 million, respectively, associated with our operational long-lived assets and a real estate investment (See Note 25). Additionally, during the year ended December 31, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $7.6 million. We do not consider these to be indicative of our ongoing operating performance.

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2017	2016	2015
North America	$1,607.7	$1,426.7	$1,368.6
EMEA	1,538.3	1,455.3	1,425.3
Asia Pacific	748.1	723.9	717.4
Latin America	458.8	462.9	572.6
Total (a)	4,352.9	4,068.8	4,083.9
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2017	2016
North America	$457.9	$419.3
EMEA	507.4	456.9
Asia Pacific	258.9	248.0
Latin America	164.4	191.5
Total (b)	$1,388.6	$1,315.7

(a)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 12%, 13% and 13% of the total for the years ended December 31, 2017, 2016 and 2015, respectively. Sales to external customers in Germany represented approximately 8%, 9% and 9% of the total for the years ended December 31, 2017, 2016 and 2015, respectively. Mexico represented 6% of the total for the years ended December 31, 2017, 2016 and 2015. Canada, which is included in the North America region, represents approximately 4%, 4% and 3% of total net sales for the year ended December 31, 2017, 2016 and 2015, respectively.

(b)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $279.0 million and $262.2 million in the years ended December 31, 2017 and 2016, respectively. China long-lived assets amounted to $217.2 million and $204.0 million in the years ended December 31, 2017 and 2016, respectively. Brazil long-lived assets amounted to approximately $78.6 million and $94.9 million in the years ended December 31, 2017 and 2016, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $25.8 million and 20.0 million in the years ended December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(24)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	83.4	17.1	0.4	(1.6)	99.3
Reclassifications from AOCI to Net income	—	8.1	—	2.0	10.1
Net Change	83.4	25.2	0.4	0.4	109.4
Balance, December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Included in the reclassification from AOCI to net income was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $5.9 million in AOCI, inclusive of $2.6 million of tax benefits, and is discussed further in Note 25.
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2017 was $13.0 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2017 was $0.6 million.

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	(59.4)	(22.3)	0.3	(2.5)	(83.9)
Reclassifications from AOCI to Net income	—	(0.9)	—	3.7	2.8
Net Change	(59.4)	(23.2)	0.3	1.2	(81.1)
Balance, December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2016 was $19.1 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2016 was $1.1 million.

	Unrealized Currency Translation Adjustments	Pension and Other Long-term Employee Benefit Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(72.1)	$(31.2)	$(0.2)	$0.2	$(103.3)
Current year deferrals to AOCI	(160.7)	(4.3)	0.3	0.6	(164.1)
Reclassifications from AOCI to Net income	—	2.1	—	(4.0)	(1.9)
Net Change	(160.7)	(2.2)	0.3	(3.4)	(166.0)
Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
The cumulative income tax benefit related to the adjustments for pension and other long-term employee benefits at December 31, 2015 was $13.4 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2015 were $1.9 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(25)    VENEZUELA
During the year ended December 31, 2017, we concluded there was an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This lack of exchangeability restricted our Venezuelan subsidiary's ability to pay dividends or settle intercompany obligations, which severely limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings.
Based on the fact that we believe this lack of exchangeability will continue, the continued political unrest, the recent drop in demand for our business and the expected losses we were forecasting for the foreseeable future, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and began accounting for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our consolidated statement of operations. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in AOCI of $5.9 million. The value of the cost investment and all previous intercompany balances are now recorded at zero as of December 31, 2017. Further, our consolidated balance sheet and statement of operations will no longer include the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
For the years ended December 31, 2017, 2016 and 2015, our Venezuelan subsidiary's net sales represented $2.5 million, $50.8 million and $131.2 million of our consolidated net sales, respectively. For the years ended December 31, 2017, 2016 and 2015, our Venezuelan subsidiary represented a loss of $2.8 million, a loss of $36.5 million and income of $63.0 million of our consolidated income from operations, respectively. For the years ended December 31, 2017, 2016 and 2015, our Venezuelan subsidiary represented net losses of $5.8 million, $68.5 million and $32.0 million of our consolidated net income, respectively.
During the year ended December 31, 2016, the Company recorded an impairment charge on operating assets of $57.9 million, comprised of a $49.3 million write-down to customer relationship intangibles and an $8.6 million write-down to the net book value of our property, plant and equipment. The impairment charge was recorded within income from operations on the consolidated statement of operations, with $30.6 million and $27.3 million allocated to our Performance Coatings and Transportation Coatings operating segments, respectively.
In addition, during the years ended December 31, 2016 and 2015 we recorded impairment losses of $10.5 million and $30.6 million, respectively, at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. The method used to determine fair values for both assets included using Level 2 inputs in the form of a sale and purchase agreement for the certain manufacturing assets and observable market quotes from local real estate broker service firms for the Venezuela real estate investment.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(26)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016, respectively (in millions, except per share data):

2017	March 31	June 30(2)	September 30	December 31(3)	Full Year
Total revenue	$1,013.7	$1,094.6	$1,096.3	$1,172.4	$4,377.0
Cost of goods sold	641.1	690.0	702.5	746.0	2,779.6
Net income (loss)	65.9	(18.9)	56.3	(55.6)	47.7
Net income (loss) attributable to controlling interests	64.1	(20.8)	54.9	(61.5)	36.7
Basic net income (loss) per share	0.27	(0.09)	0.23	(0.26)	0.15
Diluted net income (loss) per share	0.26	(0.09)	0.22	(0.26)	0.15

2016(1)	March 31	June 30(2)	September 30	December 31(4)	Full Year
Total revenue	$963.2	$1,070.6	$1,026.3	$1,032.6	$4,092.7
Cost of goods sold	606.4	649.0	630.4	641.8	2,527.6
Net income (loss)	32.8	52.3	(5.4)	(35.1)	44.6
Net income (loss) attributable to controlling interests	31.9	50.7	(6.6)	(37.2)	38.8
Basic net income (loss) per share	0.13	0.21	(0.03)	(0.16)	0.16
Diluted net income (loss) per share	0.13	0.21	(0.03)	(0.16)	0.16

(1) The results include the impact of revenue corrections which revised previously reported financial data in all interim periods during the year ended December 31, 2016. See further discussion in Note 2.
(2) During the three months ended June 30, 2017, the Company recorded a loss in conjunction with the deconsolidation of its Venezuelan subsidiary of $70.9 million. During the three months ended June 30, 2016, the Company recorded an impairment charge of $10.5 million, based on our evaluation of the carrying value associated with our real estate investment in Venezuela. See further discussion in Note 25.
(3) During the three months ended December 31, 2017, the Company recorded a provisional net tax charge of $107.8 million ($112.5 million of net loss attributable to controlling interests) associated with the U.S. Tax Cuts and Jobs Act legislation, resulting primarily from the write-down of net deferred tax assets to the lower enacted U.S. corporate tax rate of 21%. The provisionally estimated net tax charge reflects Axalta's current estimate of the new legislation’s impact, which may differ with further regulatory guidance, changes in Axalta's current interpretations and assumptions. Also during the three months ended December 31, 2017, we recorded restructuring costs associated with our Axalta Way initiatives of $28.7 million.
(4) During the three months ended December 31, 2016, the Company recorded an impairment charge of $57.9 million, based on our evaluation of the carrying value associated with our long-lived operating assets in Venezuela. See further discussion in Note 25. Also during the three months ended December 31, 2016, we recorded restructuring costs associated with our Axalta Way initiatives for $36.6 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.
During the year ended December 31, 2017, we acquired eight businesses which we have excluded from management’s report on internal controls. The acquired businesses represented 2% and 5% of consolidated total assets and revenues, respectively, for the year ended December 31, 2017. The most significant acquisition, the North American Industrial Wood Coatings business from Valspar, represented 1% and 3% of consolidated total assets and revenues, respectively, for the year ended December 31, 2017. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
Management report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2018 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are appointed by the Board of Directors. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from the Proxy Statement under the caption "Executive Officers."
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2017 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2017, 2016 and 2015 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2017	$13.7	3.5	(1.3)	$15.9
2016	10.7	3.4	(0.4)	13.7
2015	$9.9	4.9	(4.1)	$10.7

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2017	$135.4	78.8	—	$214.2
2016	127.8	9.6	(2.0)	135.4
2015	$101.9	34.4	(8.5)	$127.8

(1)	Additions and deductions include charges to goodwill and foreign currency translation impact.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Indenture, dated as of August 16, 2016, by and among Axalta Coating Systems, LLC, as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as euro notes registrar, and Citibank N.A., London Branch, as euro notes paying agent and euro notes authenticating agent (including form of Dollar Note and form of Euro Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 17, 2016)

4.3*
Indenture, dated as of September 27, 2016, by and among Axalta Coating Systems Dutch Holding B B.V., as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Dutch borrower, Axalta Coating Systems U.S. Holdings, Inc., as U.S. borrower, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.5*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.6*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.7*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.8*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.9*
Subsidiary Guaranty, dated as of February 1, 2013, among the guarantors named therein, the additional guarantors referred to therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favour of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.41*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.42*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.43*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.44*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.45*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.48*
Form of Restricted Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.49*
Form of Restricted Stock Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.50*
Form of Performance Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.51*
Form of Performance Share Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.52*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.53*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.54*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.55*
Asset Purchase Agreement by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company, dated as of April 11, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on April 12, 2017)

10.56*
Amendment to Asset Purchase Agreement, dated as of May 31, 2017, by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 3, 2017)

10.57	Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 22, 2018.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Charles W. Shaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
Charles W. Shaver

/s/ Robert W. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Robert W. Bryant

/s/ Sean M. Lannon	Vice President, Corporate Finance and Global Controller (Principal Accounting Officer)	February 22, 2018
Sean M. Lannon

/s/ Mark Garrett	Director	February 22, 2018
Mark Garrett

/s/ Deborah J. Kissire	Director	February 22, 2018
Deborah J. Kissire

/s/ Andreas C. Kramvis	Director	February 22, 2018
Andreas C. Kramvis

/s/ Elizabeth C. Lempres	Director	February 22, 2018
Elizabeth C. Lempres

/s/ Robert M. McLaughlin	Director	February 22, 2018
Robert M. McLaughlin

/s/ Lori J. Ryerkerk	Director	February 22, 2018
Lori J. Ryerkerk

/s/ Samuel L. Smolik	Director	February 22, 2018
Samuel L. Smolik