Form 10-Q
period 2018-03-31
Axalta Coating Systems Ltd.
filed 2018-04-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 19, 2018, there were 245,276,547 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,165.8	$1,007.8
Other revenue	6.2	5.9
Total revenue	1,172.0	1,013.7
Cost of goods sold	776.0	641.4
Selling, general and administrative expenses	227.8	224.6
Research and development expenses	19.3	15.6
Amortization of acquired intangibles	28.9	21.7
Income from operations	120.0	110.4
Interest expense, net	39.4	35.8
Other income, net	(2.2)	(1.2)
Income before income taxes	82.8	75.8
Provision for income taxes	11.8	9.9
Net income	71.0	65.9
Less: Net income attributable to noncontrolling interests	1.1	1.8
Net income attributable to controlling interests	$69.9	$64.1
Basic net income per share	$0.29	$0.27
Diluted net income per share	$0.28	$0.26
Basic weighted average shares outstanding	240.9	239.8
Diluted weighted average shares outstanding	245.8	246.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income	$71.0	$65.9
Other comprehensive income, before tax:
Foreign currency translation	43.1	40.6
Derivative instruments	7.9	0.6
Pension benefits	0.3	0.5
Other comprehensive income, before tax	51.3	41.7
Income tax provision related to items of other comprehensive income	1.3	0.2
Other comprehensive income, net of tax	50.0	41.5
Comprehensive income	121.0	107.4
Less: Comprehensive income attributable to noncontrolling interests	2.0	2.7
Comprehensive income attributable to controlling interests	$119.0	$104.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$600.4	$769.8
Restricted cash	2.9	3.1
Accounts and notes receivable, net	940.9	870.2
Inventories	641.8	608.6
Prepaid expenses and other	116.9	63.9
Total current assets	2,302.9	2,315.6
Property, plant and equipment, net	1,407.8	1,388.6
Goodwill	1,304.4	1,271.2
Identifiable intangibles, net	1,484.2	1,428.2
Other assets	448.1	428.6
Total assets	$6,947.4	$6,832.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$570.0	$554.9
Current portion of borrowings	41.8	37.7
Other accrued liabilities	407.7	489.6
Total current liabilities	1,019.5	1,082.2
Long-term borrowings	3,919.5	3,877.9
Accrued pensions	286.2	279.1
Deferred income taxes	167.1	152.9
Other liabilities	30.7	32.3
Total liabilities	5,423.0	5,424.4
Commitments and contingencies (Note 7)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 245.3 and 243.9 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	243.3	242.4
Capital in excess of par	1,371.1	1,354.5
Retained earnings (Accumulated deficit)	61.4	(21.4)
Treasury shares, at cost, 2.1 and 2.0 shares at March 31, 2018 and December 31, 2017	(61.7)	(58.4)
Accumulated other comprehensive loss	(192.7)	(241.0)
Total Axalta shareholders’ equity	1,421.4	1,276.1
Noncontrolling interests	103.0	131.7
Total shareholders’ equity	1,524.4	1,407.8
Total liabilities and shareholders’ equity	$6,947.4	$6,832.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$71.0	$65.9
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	91.9	82.4
Amortization of financing costs and original issue discount	1.9	2.1
Deferred income taxes	(4.9)	—
Realized and unrealized foreign exchange gains, net	(1.3)	(3.7)
Stock-based compensation	8.4	10.4
Other non-cash, net	(5.3)	(0.3)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(52.3)	(62.5)
Inventories	(42.9)	(11.2)
Prepaid expenses and other	(30.2)	(27.5)
Accounts payable	33.9	(0.8)
Other accrued liabilities	(87.0)	(54.8)
Other liabilities	(4.2)	(4.7)
Cash used for operating activities	(21.0)	(4.7)
Investing activities:
Acquisitions	(78.2)	(56.9)
Investment in non-controlling interest	(26.9)	—
Purchase of property, plant and equipment	(39.5)	(32.3)
Other investing activities	—	(0.2)
Cash used for investing activities	(144.6)	(89.4)
Financing activities:
Payments on short-term borrowings	(9.3)	(2.3)
Payments on long-term borrowings	(6.9)	(5.0)
Financing-related costs	—	(2.3)
Dividends paid to noncontrolling interests	(1.0)	(0.4)
Purchase of treasury stock	(3.3)	—
Proceeds from option exercises	6.2	8.8
Deferred acquisition-related consideration	—	(3.4)
Cash used for financing activities	(14.3)	(4.6)
Decrease in cash	(179.9)	(98.7)
Effect of exchange rate changes on cash	10.3	2.6
Cash at beginning of period	772.9	538.1
Cash at end of period	$603.3	$442.0

Cash at end of period reconciliation:
Cash and cash equivalents	$600.4	$439.1
Restricted cash	2.9	2.9
Cash at end of period	$603.3	$442.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2018 and December 31, 2017, the results of operations and comprehensive income for the three months ended March 31, 2018 and 2017, and their cash flows for the three months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for a full year.
Accounting Standards - Reclassifications
During the three months ended March 31, 2018, we adopted various accounting standards that had impacts to the accompanying condensed consolidated financial statements, one of which resulted in reclassifications to amounts previously reported for the three months ended March 31, 2017. Refer to Note 2 for further information.
(2)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging", which modifies the presentation and disclosure of hedging results and provides partial relief on the timing of certain aspects of hedge documentation including the elimination of the requirement to recognize hedge ineffectiveness separately in earnings. We elected to early adopt this standard on January 1, 2018 using the modified retrospective approach. We recorded a cumulative adjustment for previously recognized ineffectiveness to retained earnings at January 1, 2018. This did not result in a material impact to our financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits", which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. On January 1, 2018 we retrospectively adopted this standard, which resulted in an increase and a decrease of amounts previously reported as cost of goods sold and selling, general and administrative expenses of $0.3 million and $0.7 million, respectively, which were offset by a corresponding increase in previously reported other income, net of $0.4 million for the three months ended March 31, 2017.
On January 1, 2018, we adopted ASU 2017-01, "Clarifying the Definition of a Business", which sets forth the accounting guidance that assists in the determination of whether a set of transferred assets and activities is a business. This new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business; whereas, if the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance.
On January 1, 2018, we adopted ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities", which requires equity investments in unconsolidated entities, excluding those accounted for using the equity method of accounting, to be remeasured at exit price fair value, with changes recorded in the statement of operations. This standard was adopted using the modified retrospective application resulting in a cumulative adjustment to retained earnings at January 1, 2018. This did not result in a material impact to our financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers”, and all related amendments comprising ASC 606 (the “new revenue standard”), electing to use the modified retrospective method. We also elected to apply certain practical expedients, including the application of the modified retrospective method to open contracts at December 31, 2017. Comparative information has not been recasted and continues to be reported under historical U.S. GAAP in effect to those applicable periods. The following table summarizes the cumulative effect made to our condensed consolidated balance sheet as a result of the adoption to this standard.

	December 31, 2017	Adjustments due to ASU 2014-09	January 1, 2018
Assets
Inventories	$608.6	$(22.7)	$585.9
Prepaid expenses and other (1)	63.9	41.7	105.6
Other assets (2)	428.6	(1.9)	426.7

Liabilities
Other accrued liabilities (3)	$489.6	$1.9	$491.5
Deferred income taxes	152.9	3.0	155.9

Equity
Accumulated deficit	$(21.4)	$12.1	$(9.3)
Noncontrolling interests	131.7	0.1	131.8

(1)	Includes the impact to contract assets resulting from the modified retrospective adoption of the new revenue standard.

(2)	Includes the impacts to deferred income taxes resulting from the modified retrospective adoption of the new revenue standard.

(3)	Includes the impacts of estimated variable consideration on certain arrangements in our refinish end-market.
The impacts to the balance sheet as of the adoption date represent the acceleration of revenue for certain arrangements, primarily within our light vehicle end-market, for which we determined our performance obligation has been satisfied, as discussed further in Note 3. Specifically, we concluded that the transfer of control to the customer, as defined under the new revenue standard, occurs at a date prior to consumption. Additionally, certain costs historically reported in selling, general and administrative expenses under historical U.S. GAAP related to technical support services that are not considered material in the context of our contracts with certain customers are now reported within cost of goods sold on the condensed consolidated statements of operations, as they represent costs incurred in satisfaction of performance obligations. See Note 3 for further discussion.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(3)    REVENUE
We recognize revenue at the point our contractual performance obligations with our customers are satisfied. This occurs at the point in time when control of our products transfers to the customer based on considerations of right to payment, transfer of legal title, physical possession, risks and rewards of ownership and customer acceptance. For the majority of our revenue, control transfers upon shipment of our products to our customers. Our remaining revenue is recorded upon delivery or consumption for our product sales or as incurred for services provided and royalties earned.
Revenue is measured as the amount of consideration we expect to receive in exchange for our products or services. Our contracts, including those subject to standard terms and conditions under multi-year agreements, are largely short-term in nature and each customer purchase order typically represents a contract with the delivery of coatings representing the only separate performance obligation.
For certain customer consignment arrangements within our light vehicle, industrial and commercial vehicle end-markets, revenue is recognized upon shipment, as this is the point in time we have concluded that control of our product has transferred to our customer based on our considerations of the indicators of control in the contracts, including right of use and risk and reward of ownership. For other consignment arrangements, revenue is recognized upon actual consumption by our customers, as this represents the point in time that control is determined to have transferred to the customer based on the contractual arrangement.
In our refinish end-market, our product sales are typically supplied through a network of distributors. Control transfers and revenue is recognized when our products are delivered to our distribution customers. Variable consideration in the form of price, less discounts and rebates, are estimated and recorded, as a reduction to net sales, upon the sale of our products based on our ability to make a reasonable estimate of the amounts expected to be received or incurred. The estimates of variable consideration involve significant assumptions based on the best estimates of inventory held by distributors, applicable pricing, as well as the use of historical actuals for sales, discounts and rebates, which may result in changes in estimates in the future.
The timing of payments associated with the above arrangements may differ from the timing associated with the satisfaction of our performance obligations. The period between the satisfaction of the performance obligation and the receipt of payment is dependent on terms and conditions specific to the customers.
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also incur incremental up-front costs in order to obtain contracts with certain customers, including Business Incentive Plan assets ("BIPs"), which are capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. The Company receives volume commitments and/or sole supplier status from its customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable the Company to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At March 31, 2018 and December 31, 2017, the total carrying value of BIPs were $174.3 million and $173.0 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, $16.3 million and $16.9 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. We do not incur any other incremental direct costs to obtain a contract.
We accrue for sales returns and other allowances based on our historical experience, as well as expectations based on current information relevant to our customers. We include the amounts billed to customers for shipping and handling fees in net sales and include costs incurred for the delivery of goods as cost of goods sold in the statement of operations.
Recognition of licensing and royalty income occurs at the point in time when agreed upon performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at March 31, 2018 and January 1, 2018 were $47.8 million and $41.7 million, respectively.
The arrangements discussed above that have changed under the new revenue standard have resulted in a difference in timing of revenue recognition and classification of associated costs compared to historical U.S. GAAP. In addition to the application of the modified retrospective method to open contracts at the date of adoption (discussed in Note 2), we have

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

applied certain other policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions. Other practical expedients associated with the new revenue standard were assessed by management and concluded to be not applicable, including the application of a portfolio approach, costs to obtain a contract, existence of significant financing components, contract modifications and right to invoice.
The following tables summarizes the impact to our condensed consolidated statements of operations and balance sheets in accordance with the new revenue standard:

	For the three months ended March 31, 2018
Condensed Consolidated Statement of Operations	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$1,165.8	$1,160.0	$5.8
Cost of goods sold	776.0	760.0	16.0
Selling, general and administrative expenses	227.8	241.5	(13.7)
Provision for income taxes	11.8	11.2	0.6
Net income	71.0	68.1	2.9
Less: Net income attributable to noncontrolling interests	1.1	0.9	0.2
Net income attributable to controlling interests	$69.9	$67.2	$2.7

	At March 31, 2018
Condensed Consolidated Balance Sheet	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Assets
Inventories	$641.8	$667.2	$(25.4)
Prepaid expenses and other	116.9	69.1	47.8
Other assets	448.1	450.4	(2.3)

Liabilities
Other accrued liabilities	$407.7	$405.8	$1.9
Deferred income taxes	167.1	164.0	3.1

Equity
Retained earnings	$61.4	$46.6	$14.8
Noncontrolling interests	103.0	102.7	0.3
Revenue Streams
Our revenue streams are disaggregated based on the types of products and services offered in contracts with our customers, which are depicted in each of our four end-markets.

•
Refinish - We develop, market and supply a complete portfolio of innovative coatings systems and color matching technologies to facilitate faster automotive collision repairs relative to competing technologies. Our refinish products and systems include a range of coatings layers required to match the vehicle’s color and appearance, producing a repair surface indistinguishable from the adjacent surface.

•
Industrial - The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, industrial wood, coil, rebar and oil & gas pipelines.

•
Light Vehicle - Light vehicle original equipment manufacturers ("OEMs") select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that can enhance process efficiency to reduce overall manufacturing costs and provide on-site technical support.

•
Commercial Vehicle - Sales in the commercial vehicle end-market are generated from a variety of applications including non-automotive transportation (e.g., heavy duty truck, bus and rail) and Agricultural, Construction and Earthmoving, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards. Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements.

We also have other revenue streams which include immaterial revenues relative to the net sales of our four end-markets, comprised of sales of royalties and services, primarily within our light vehicle and refinish end-markets.
See Note 19 for net sales by end-market.
(4)    ACQUISITIONS
Acquisition of The Valspar Corporation's North American Industrial Wood Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to working capital adjustments. No material adjustments were recorded during the three months ended March 31, 2018. After all required adjustments, the Company paid an aggregate purchase price of $430.3 million, which was comprised of the following:

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental Pro Forma Information
The Company's net sales and income before income taxes for the three months ended March 31, 2018 include net sales of $62.3 million and pre-tax income of $7.6 million related to the Industrial Wood business. The following supplemental pro forma information represents the results of operations as if the Company had acquired the Industrial Wood business on January 1, 2016:

For the three months ended
(in millions, except per share data)	March 31, 2017
Net sales	$1,069.6
Net income	$67.9
Net income attributable to controlling interests	$66.1
Net income per share (Basic)	$0.28
Net income per share (Diluted)	$0.27
The unaudited pro forma consolidated information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on January 1, 2016, nor is it meant to be indicative of future results of operations of the combined businesses under the ownership and operation of the Company.
Other Acquisitions
During the three months ended March 31, 2018, we successfully completed two strategic acquisitions in North America which operate within our Performance Coatings segment ("2018 Acquisitions"). Our 2018 aggregate spending for these acquisitions was $75.4 million. The overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2018 Acquisitions was $61.6 million, comprised primarily of technology assets, which will be amortized over an average term of approximately 9 years.
At March 31, 2018, we have not finalized the purchase accounting related to the 2018 Acquisitions and these amounts represent preliminary values. For our business acquisitions completed after March 31, 2017, we expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
In addition, during the three months ended March 31, 2018, as part of the Sale and Purchase Agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
(5)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2017 to March 31, 2018 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
At December 31, 2017	$1,189.2	$82.0	$1,271.2
Purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation	31.3	2.1	33.4
At March 31, 2018	$1,220.3	$84.1	$1,304.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$567.3	$(230.9)	$336.4	10.3
Trademarks - indefinite-lived	283.5	—	283.5	Indefinite
Trademarks - definite-lived	105.3	(19.8)	85.5	15.8
Customer relationships	958.8	(193.0)	765.8	19.0
Non-compete agreements and other	17.2	(4.2)	13.0	4.8
Total	$1,932.1	$(447.9)	$1,484.2

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$498.0	$(213.6)	$284.4	10.5
Trademarks - indefinite-lived	277.2	—	277.2	Indefinite
Trademarks - definite-lived	102.6	(17.7)	84.9	15.9
Customer relationships	945.1	(176.8)	768.3	19.0
Non-compete agreements and other	16.6	(3.2)	13.4	4.8
Total	$1,839.5	$(411.3)	$1,428.2
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2018 and each of the succeeding five years is:

Remainder of 2018	$89.9
2019	$118.9
2020	$117.5
2021	$116.2
2022	$114.1
2023	$72.6
(6)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives, including our Axalta Way and productivity initiatives. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from the balance sheet date.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2017 to March 31, 2018:

2018 Activity
Balance at December 31, 2017	$71.5
Expenses, net of adjustments to estimates	(0.9)
Payments made	(25.1)
Foreign currency translations	1.9
Balance at March 31, 2018	$47.4
(7)    COMMITMENTS AND CONTINGENCIES
Sale-Leaseback Obligations
We have two lease arrangements that are treated as sale-leaseback financing transactions. The lessor's building costs are depreciated over an estimated useful life beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to both transactions during the rental term as of March 31, 2018:

Sale-leaseback obligations
Remainder of 2018	$4.0
2019	5.4
2020	5.5
2021	5.6
2022	5.8
Thereafter	84.2
Total minimum payments	$110.5
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At March 31, 2018 and December 31, 2017, we had outstanding bank guarantees of $14.5 million and $15.2 million, respectively, which expire between 2018 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at March 31, 2018 and December 31, 2017.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third party indemnification obligations and/or insurance covering all or part of any potential damage against us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time, although management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the unaudited condensed consolidated financial statements of Axalta. The potential effects, if any, on such condensed consolidated financial statements will be recorded in the period in which these matters are probable and estimable.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2018 and 2017. Service costs are recorded within cost of goods sold and selling, general and administrative expenses depending on the respective functions of the employees, whereas non-service costs are recorded within other income, net.

	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.3	$2.1
Interest cost	3.4	3.4
Expected return on plan assets	(4.2)	(3.5)
Amortization of actuarial loss, net	0.3	0.5
Net periodic benefit cost	$1.8	$2.5
(9)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2018 and 2017 we recognized $8.4 million and $10.4 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $1.5 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively.
Compensation cost is recorded for the fair values of the awards over the requisite service period of the awards using the graded-vesting attribution method net of forfeitures. We have elected to recognize forfeitures as they occur.
2018 Activity
In February 2018, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of award activity by type for the three months ended March 31, 2018 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	8.1	$16.54
Granted	0.8	$29.81
Exercised	(0.5)	$12.03
Forfeited	(0.1)	$28.82
Outstanding at March 31, 2018	8.3	$17.98
Vested and expected to vest at March 31, 2018	8.3	$17.98	$103.7	6.62
Exercisable at March 31, 2018	6.4	$14.57	$100.9	5.94
Cash received by the Company upon exercise of options for the three months ended March 31, 2018 was $6.2 million. Tax benefits on these exercises were $2.0 million.
At March 31, 2018, there was $9.1 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.7 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	1.9	$29.32
Granted	0.6	29.93
Vested	(0.4)	26.04
Forfeited	—	—
Outstanding at March 31, 2018	2.1	$30.09
Tax benefits on the vesting of restricted stock were $0.4 million for the three months ended March 31, 2018.
At March 31, 2018, there was $30.3 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	0.6	$31.17
Granted	0.3	33.77
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2018	0.9	$32.08
At March 31, 2018, there was $20.2 million of unamortized expense relating to unvested performance stock awards and performance share units that are expected to be amortized over a weighted average period of 2.3 years.
(10)    OTHER INCOME, NET

	Three Months Ended March 31,
	2018	2017
Foreign exchange gains, net	$—	$(1.2)
Other miscellaneous income, net	(2.2)	—
Total	$(2.2)	$(1.2)
(11)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Effective Tax Rate	14.3%	13.1%
The higher effective tax rate for the three months ended March 31, 2018 was primarily due to the decrease in excess tax benefits related to stock-based compensation of $2.4 million compared to $5.8 million for the three months ended March 31, 2018 and 2017, respectively, offset by the net favorable impact of earnings where the statutory rate is lower than the U.S. Federal statutory rate and the impact of the U.S. Tax Cuts and Jobs Act ("U.S. TCJA").
On December 22, 2017, the U.S. TCJA legislation was enacted into law and as a result we recorded a provisional tax charge at December 31, 2017 of $107.8 million. As of March 31, 2018, we have reviewed additional guidance released by the Department of the Treasury and reduced the tax charge by $12.4 million related to the realizability of certain interest carryforwards. In accordance with Staff Accounting Bulletin 118, our net provisional tax charge recorded to date is based on our present understanding of the U.S. TCJA and may be further adjusted as additional guidance is released. The benefit related to the reduction to the U.S. TCJA provisional tax charge was largely offset by the impact of tax discrete items for the three months ended March 31, 2018 related to other tax initiatives.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The effective tax rate for the three months ended March 31, 2018 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate of 21%, currency exchange losses, revisions to the provisional charge related to the U.S. TCJA discussed above and current year excess tax benefits related to stock-based compensation. These adjustments were partially offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, unrecognized tax benefits and non-deductible expenses and interest.
(12)    NET INCOME PER COMMON SHARE
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

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Net income attributable to controlling interests	$69.9	$64.1
Basic weighted average shares outstanding	240.9	239.8
Diluted weighted average shares outstanding	245.8	246.1
Earnings per common share:
Basic net income per share	$0.29	$0.27
Diluted net income per share	$0.28	$0.26
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2018 and 2017 were 2.5 million and 1.6 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	March 31, 2018	December 31, 2017
Accounts receivable—trade, net	$824.0	$748.2
Notes receivable	24.5	29.4
Other	92.4	92.6
Total	$940.9	$870.2
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable—trade, net are net of allowances of $16.3 million and $15.9 million at March 31, 2018 and December 31, 2017, respectively. Bad debt expense, within selling, general and administration expenses, was $0.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.
(14)    INVENTORIES

	March 31, 2018	December 31, 2017
Finished products	$358.8	$347.5
Semi-finished products	101.2	95.5
Raw materials and supplies	181.8	165.6
Total	$641.8	$608.6
Stores and supplies inventories of $22.7 million and $20.8 million at March 31, 2018 and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $46.4 million and $43.3 million for the three months ended March 31, 2018 and 2017, respectively.

	March 31, 2018	December 31, 2017
Property, plant and equipment	$2,270.3	$2,193.6
Accumulated depreciation	(862.5)	(805.0)
Property, plant and equipment, net	$1,407.8	$1,388.6
(16)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2018	December 31, 2017
2024 Dollar Term Loans	$1,955.0	$1,960.0
2023 Euro Term Loans	486.1	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	412.3	399.7
2025 Euro Senior Notes	553.8	536.9
Short-term and other borrowings	100.4	94.8
Unamortized original issue discount	(8.8)	(9.1)
Unamortized deferred financing costs	(37.5)	(39.2)
	$3,961.3	$3,915.6
Less:
Short term borrowings	$16.9	$12.9
Current portion of long-term borrowings	24.9	24.8
Long-term debt	$3,919.5	$3,877.9
Senior Secured Credit Facilities, as amended
On December 15, 2016 (the "Fourth Amendment Effective Date"), Axalta Coating Systems Dutch B B.V. (“Dutch B B.V.”) and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. (“Axalta US Holdings”) executed the fourth amendment (the "Fourth Amendment") to the credit agreement (the “Credit Agreement”) governing our Senior Secured Credit Facilities (as defined below). The Fourth Amendment (i) converted all of the outstanding U.S. dollar term loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding Euro term loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans").
On June 1, 2017 (the "Fifth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans into a new tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans", together with the 2023 Euro Term Loans, the "Current Terms Loans", and with the Revolving Credit Facility, as defined herein, the "Senior Secured Credit Facilities"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
Interest was and is payable quarterly on both the 2024 Dollar Term Loans and 2023 Term Loans.
The 2024 Dollar Term Loans are subject to a floor of zero plus an applicable rate of 2.00% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 1.00% per annum for Base Rate Loans as defined in the Credit Agreement.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Prior to the Fifth Amendment, interest on the 2023 Dollar Term Loans was subject to a floor of 0.75%, plus an applicable rate. The applicable rate for such 2023 Dollar Term Loans was 2.50% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 1.50% per annum for Base Rate Loans as defined in the Credit Agreement. The 2023 Euro Term Loans were also subject to a floor of 0.75%, plus an applicable rate of 2.25% per annum for Eurocurrency Rate Loans. The 2023 Euro Term Loans may not be Base Rate Loans.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B.V. and the guarantors. The 2023 Euro Term Loans mature on February 1, 2023 and 2024 Dollar Term Loans mature on June 1, 2024. Principal is paid quarterly on both the 2023 Term Loans and the 2024 Dollar Term Loans based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of March 31, 2018, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
For additional information regarding a refinancing of the 2024 Dollar Term Loans and 2023 Euro Term Loans completed subsequent to March 31, 2018, refer to Note 23.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At March 31, 2018, the financial covenant is not applicable as there were no borrowings.
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
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At March 31, 2018 and December 31, 2017, letters of credit issued under the Revolving Credit Facility totaled $34.8 million and $35.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $365.2 million and $364.5 million at March 31, 2018 and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Significant Terms of the Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 15, 2024 (collectively the “2024 Senior Notes” and with the 2025 Euro Senior Notes, the “Senior Notes”).
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V. (“Parent Guarantor”).
On September 27, 2016, Dutch B B.V., as the "Dutch Issuer", issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”).
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2018.

Remainder of 2018	$37.1
2019	26.8
2020	25.8
2021	25.9
2022	52.6
Thereafter	3,823.7
$3,991.9
The table above excludes $15.7 million of debt associated with our sale-leaseback financings that will not be settled with cash.
(17)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Equity securities with readily determinable fair values - The fair values of equity securities with readily determinable fair values at March 31, 2018 and December 31, 2017 were $4.3 million and $4.3 million, respectively. These balances are recorded within other assets, with any changes in fair value recored within other income, net. The exit price fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at March 31, 2018 were $501.9 million, $436.0 million and $579.4 million, respectively. The fair values at December 31, 2017 were $524.4 million, $427.7 million and $571.8 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third-party pricing service. Due to the infrequency of trades of the Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans at March 31, 2018 were $1,967.2 million and $486.1 million, respectively. The fair values at December 31, 2017 were $1,967.4 million and $475.5 million, respectively. The estimated fair values of the Current Term Loans are based on recent trades, as reported by a third-party pricing service, and due to the infrequency of the trades, these inputs are considered to be Level 2 inputs.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. The fair value of contingent consideration was $8.9 million for both March 31, 2018 and December 31, 2017. During the three months ended March 31, 2017 and the Company recorded gains of $1.7 million associated with the changes to fair value. Adjustments made to fair value were immaterial for the three months ended March 31, 2018. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
(18)    DERIVATIVE FINANCIAL INSTRUMENTS
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs.
Derivative Instruments Qualifying and Designated as Cash Flow Hedges
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600 million of the notional value, expire December 31, 2019 and had a deferred premium of $8.6 million at inception. The fourth interest rate cap, comprising the remaining $250 million of the notional value, expires December 31, 2021 and had a deferred premium of $8.1 million at inception. All deferred premiums will be paid quarterly over the term of the respective interest rate caps.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow hedges included in our condensed consolidated balance sheet:

	March 31, 2018	December 31, 2017
Prepaid and other assets:
Interest rate caps	$1.7	$—
Other assets:
Interest rate caps	$5.7	$1.2
Total assets	$7.4	$1.2
Other accrued liabilities:
Interest rate caps	$—	$2.6
Total liabilities	$—	$2.6
For derivative instruments that qualify and are designated as cash flow hedges, the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three months ended March 31, 2018 and 2017 for these cash flow hedges.

		For the Three Months Ended March 31,
		2018		2017
Derivatives in Cash Flow Hedging Relationships	Location of (Gain) Loss Reclassified from AOCI into Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income
Interest rate contracts	Interest expense, net	$(8.0)	$0.1	$(0.6)	$2.1
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
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at March 31, 2018 was zero.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheet:

	March 31, 2018	December 31, 2017
Prepaid and other assets:
Foreign currency contracts	$0.1	$—
Total assets	$0.1	$—
Other accrued liabilities:
Foreign currency contracts	$0.3	$0.7
Total liabilities	$0.3	$0.7
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that do not qualify for hedge accounting treatment are recorded in income as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2018	2017
Interest rate caps	Interest expense	$—	$0.3
Foreign currency forward contracts	Other income, net	$1.4	$0.1
(19)    SEGMENTS
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
Our business serves four end-markets globally as follows:

	Three Months Ended March 31,
	2018	2017
Performance Coatings
Refinish	$412.6	$388.6
Industrial	316.1	197.8
Total Net sales Performance Coatings	728.7	586.4
Transportation Coatings
Light Vehicle	349.5	340.0
Commercial Vehicle	87.6	81.4
Total Net sales Transportation Coatings	437.1	421.4
Total Net sales	$1,165.8	$1,007.8
Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2018
Net sales (1)	$728.7	$437.1	$1,165.8
Equity in earnings in unconsolidated affiliates	0.1	(0.1)	—
Adjusted EBITDA (2)	143.2	76.8	220.0
Investment in unconsolidated affiliates	3.3	12.7	16.0

	Performance Coatings	Transportation Coatings	Total
For the Three Months Ended March 31, 2017
Net sales (1)	$586.4	$421.4	$1,007.8
Equity in earnings in unconsolidated affiliates	0.1	0.1	0.2
Adjusted EBITDA (2)	116.9	86.2	203.1
Investment in unconsolidated affiliates	2.9	11.3	14.2

(1)	The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)
The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation and amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents EBITDA adjusted for the select items referred to above. Reconciliation of Adjusted EBITDA to income before income taxes follows:

	Three Months Ended March 31,
	2018	2017
Income before income taxes	$82.8	$75.8
Interest expense, net	39.4	35.8
Depreciation and amortization	91.9	82.4
EBITDA	214.1	194.0
Foreign exchange remeasurement gains (a)	—	(1.2)
Long-term employee benefit plan adjustments (b)	(0.5)	0.4
Termination benefits and other employee related costs (c)	(1.3)	0.8
Consulting and advisory fees (d)	—	(0.1)
Transition-related costs (e)	(0.2)	—
Offering and transactional costs (f)	0.2	(1.0)
Stock-based compensation (g)	8.4	10.4
Other adjustments (h)	0.3	0.2
Dividends in respect of noncontrolling interest (i)	(1.0)	(0.4)
Adjusted EBITDA	$220.0	$203.1

(a)
Eliminates foreign exchange gains resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(b)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(c)
Represents expenses and associated adjustments to estimates primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(d)
Represents expenses and associated adjustments to estimates for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)
Represents integration costs and associated adjustments to estimates related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar. We do not consider these items to be indicative of our ongoing operating performance.

(f)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(g)	Represents non-cash costs associated with stock-based compensation.

(h)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including gains and losses from the sale and disposal of property, plant and equipment, from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with business combinations.

(i)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2018 and 2017, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,276.1	$131.7	$1,407.8
Cumulative effect of an accounting change	12.1	0.1	12.2
Balance at January 1, 2018	$1,288.2	$131.8	$1,420.0
Net income	69.9	1.1	71.0
Other comprehensive income, net of tax	49.1	0.9	50.0
Recognition of stock-based compensation	8.4	—	8.4
Exercise of stock options	6.2	—	6.2
Treasury share repurchase	(3.3)	—	(3.3)
Noncontrolling interests of acquired subsidiaries	2.9	(29.8)	(26.9)
Dividends paid to noncontrolling interests	—	(1.0)	(1.0)
Balance at March 31, 2018	$1,421.4	$103.0	$1,524.4

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,125.1	$121.5	$1,246.6
Net income	64.1	1.8	65.9
Other comprehensive income, net of tax	40.6	0.9	41.5
Recognition of stock-based compensation	10.4	—	10.4
Exercise of stock options	8.8	—	8.8
Dividends paid to noncontrolling interests	—	(0.4)	(0.4)
Balance at March 31, 2017	$1,249.0	$123.8	$1,372.8
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Unrealized Pension Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	42.2	—	—	6.4	48.6
Reclassifications from AOCI to Net income	—	0.6	—	(0.1)	0.5
Net Change	42.2	0.6	—	6.3	49.1
Balance at March 31, 2018	$(166.6)	$(30.8)	$—	$4.7	$(192.7)
The income tax benefit related to the changes in pension benefits for the three months ended March 31, 2018 was $0.3 million. The cumulative income tax benefit related to the adjustment for pension at March 31, 2018 was $13.3 million. The income tax expense related to the change in the unrealized gain on derivatives for the three months ended March 31, 2018 was $1.6 million. The cumulative income tax expense related to the adjustment for unrealized loss on derivatives at March 31, 2018 was $1.0 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Unrealized Pension Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	39.7	—	—	(0.8)	$38.9
Reclassifications from AOCI to Net income	—	0.6	—	1.1	$1.7
Net Change	39.7	0.6	—	0.3	$40.6
Balance at March 31, 2017	$(252.5)	$(56.0)	$0.4	$(1.7)	$(309.8)
The income tax benefit related to the changes in pension benefits for the three months ended March 31, 2017 was $0.1 million. The cumulative income tax benefit related to the adjustment for pension benefits at March 31, 2017 was $19.2 million. The income tax provision related to the change in the unrealized loss on derivatives for the three months ended March 31, 2017 was $0.3 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2017 was $0.8 million.
(22)    VENEZUELA
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
Based on the fact that, as of that time, we believed this lack of exchangeability would continue, along with the continued political unrest, the drop in demand for our business and the expected losses we were forecasting for the foreseeable future, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations. As a result of this change, the value of the investment and all previous intercompany balances are now recorded at zero. Further, our condensed consolidated balance sheet and statement of operations no longer include the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
For the three months ended March 31, 2017, our Venezuelan subsidiary's net sales represented $1.9 million of the Company's consolidated net sales.
(23)     SUBSEQUENT EVENTS
In April 2018, we entered into the sixth amendment to the Credit Agreement (the "Sixth Amendment"), which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans.
Concurrent with the refinancing, we executed a cross-currency interest rate swap to convert $475 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in March 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations includes statements regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures," and "Forward-Looking Statements" as well as "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this quarterly report. These statements include those that related to estimates reflected in our financial results as well as management’s plan and outlook. Our actual results may differ materially from those contained in or implied by any forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	weather conditions or severe storms that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including cyber security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

•
significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to our acquisition of DuPont Performance Coatings;

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

•
other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 49 manufacturing facilities, 4 technology centers, 47 customer training centers and approximately 14,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 15.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven primarily by volume growth of 8.6% across both segments. Acquisitions contributed 8.4% to our overall volume increase. Increases in average selling prices, primarily within our Performance Coatings segment, contributed to an increase of 0.8%. Favorable currency translation contributed to a further increase in net sales of 6.3%, due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales increased approximately 24.3% driven primarily by stronger volumes in our industrial end-market, including the impacts of our recent acquisitions combined with organic growth in Europe and Asia. Further contributing to these increases were higher average selling prices of 3.3% across all regions coupled with foreign currency tailwinds, which contributed 7.3%.

•
Transportation Coatings: Net sales increased approximately 3.7% driven by 1.3% organic volume growth coupled with foreign currency tailwinds, which contributed 5.0%, offset by 2.6% lower average selling prices, primarily in our light vehicle end-market.

Our business serves four end-markets globally with net sales for the three months ended March 31, 2018 and 2017 as follows:

(In millions)	Three Months Ended March 31,		2017 vs 2016
	2018	2017	% change
Performance Coatings
Refinish	$412.6	$388.6	6.2%
Industrial	316.1	197.8	59.8%
Total Net sales Performance Coatings	728.7	586.4	24.3%
Transportation Coatings
Light Vehicle	349.5	340.0	2.8%
Commercial Vehicle	87.6	81.4	7.6%
Total Net sales Transportation Coatings	437.1	421.4	3.7%
Total Net sales	$1,165.8	$1,007.8	15.7%
Acquisitions Highlights
During the three months ended March 31, 2018, we successfully completed two strategic acquisitions in North America that benefited our Performance Coatings segment. Our 2018 aggregate spending for these acquisitions was $75.4 million.
In addition, as part of the Sale and Purchase Agreement for a joint venture acquisition during the year ended December 31, 2016, during the three months ended March 31, 2018, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.

Factors Affecting Our Operating Results
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA:

•	do not reflect the significant interest expense on our debt, including the Senior Secured Credit Facilities and the Senior Notes (as defined herein); and

•	eliminate the impact of income taxes on our results of operations;

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

The following table reconciles net income to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$71.0	$65.9
Interest expense, net	39.4	35.8
Provision for income taxes	11.8	9.9
Depreciation and amortization	91.9	82.4
EBITDA	214.1	194.0
Foreign exchange remeasurement gains (a)	—	(1.2)
Long-term employee benefit plan adjustments (b)	(0.5)	0.4
Termination benefits and other employee related costs (c)	(1.3)	0.8
Consulting and advisory fees (d)	—	(0.1)
Transition-related costs (e)	(0.2)	—
Offering and transactional costs (f)	0.2	(1.0)
Stock-based compensation (g)	8.4	10.4
Other adjustments (h)	0.3	0.2
Dividends in respect of noncontrolling interest (i)	(1.0)	(0.4)
Adjusted EBITDA	$220.0	$203.1

(a)
Eliminates foreign exchange gains resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(b)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(c)
Represents expenses and associated adjustments to estimates primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(d)
Represents expenses and associated adjustments to estimates for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)
Represents integration costs and associated adjustments to estimates related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar. We do not consider these items to be indicative of our ongoing operating performance.

(f)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(g)	Represents non-cash costs associated with stock-based compensation.

(h)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including gains and losses from the sale and disposal of property, plant and equipment, from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with business combinations.

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
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$1,165.8	$1,007.8
Other revenue	6.2	5.9
Total revenue	1,172.0	1,013.7
Cost of goods sold	776.0	641.4
Selling, general and administrative expenses	227.8	224.6
Research and development expenses	19.3	15.6
Amortization of acquired intangibles	28.9	21.7
Income from operations	120.0	110.4
Interest expense, net	39.4	35.8
Other income, net	(2.2)	(1.2)
Income before income taxes	82.8	75.8
Provision for income taxes	11.8	9.9
Net income	71.0	65.9
Less: Net income attributable to noncontrolling interests	1.1	1.8
Net income attributable to controlling interests	$69.9	$64.1
Net sales
Net sales increased $158.0 million, or 15.7%, to $1,165.8 million for the three months ended March 31, 2018, as compared to net sales of $1,007.8 million for the three months ended March 31, 2017. Our net sales increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due primarily to increases in sales volumes of 8.6% across both segments. Recent acquisitions contributed 8.4% to the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by pricing pressures within the Transportation Coatings segment and contributed to a net increase of 0.8%. Favorable currency translation contributed to a further increase of net sales of 6.3% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar.
Other revenue
Other revenue remained relatively consistent at $6.2 million for the three months ended March 31, 2018 compared to $5.9 million for the three months ended March 31, 2017 primarily driven by the impacts of the strengthening Euro compared to the U.S. dollar.
Cost of sales
Cost of sales increased $134.6 million, or 21.0%, to $776.0 million for the three months ended March 31, 2018 compared to $641.4 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted primarily from higher volumes of 8.6% which include the impacts from our recent acquisitions. Furthering this increase were unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 5.5% increase. Cost of sales as a percentage of net sales increased to 66.6% for the three months ended March 31, 2018 compared to 63.6% for the three months ended March 31, 2017, primarily related to an increase in raw material pricing pressures across both segments, and from the impacts of the new revenue standard which resulted in a reclassification of $13.6 million of expenses from selling, general and administrative expenses to cost of sales, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.2 million, or 1.4%, to $227.8 million for the three months ended March 31, 2018 compared to $224.6 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted primarily from the unfavorable impacts of currency exchange related to the strengthening Euro and Chinese Renminbi against the U.S. dollar. Largely offsetting this increase was the benefit resulting from the adoption of the new revenue standard and the associated reclassification of $13.6 million of expenses from selling, general and administrative expenses to cost of sales, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
Research and development increased $3.7 million, or 23.7%, to $19.3 million for the three months ended March 31, 2018 compared to $15.6 million for the three months ended March 31, 2017. This increase was a result of additional spend as we focus on developing new and existing coatings products and sourcing additional internal capabilities, as well as the impacts from our recent acquisitions. Further contributing to this increase were unfavorable impacts of currency exchange resulting primarily from the strengthening of including the Euro and Chinese Renminbi against the U.S. dollar, which contributed a 3.5% increase in costs.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $7.2 million, or 33.2%, to $28.9 million for the three months ended March 31, 2018 compared to $21.7 million for the three months ended March 31, 2017. This increase was attributable to amortization of the definite-lived intangible assets acquired through our recent acquisitions, combined with the impacts of the strengthening of the Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net increased $3.6 million, or 10.1%, to $39.4 million for the three months ended March 31, 2018 compared to $35.8 million for the three months ended March 31, 2017. The increase was driven by the strengthening of the Euro compared to the U.S. dollar and the incremental indebtedness used to finance the acquisition of our Industrial Wood business in June 2017, partially offset by the impact of the refinancing of our indebtedness during 2017 which reduced the overall interest rates of our debt portfolio.
Other income, net
Other income, net remained relatively consistent at $2.2 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017 driven primarily by miscellaneous income in non-operating accounts and a reduction in the impacts of non-service cost components of long-term employee benefit costs.
Provision for income taxes
We recorded a provision for income taxes of $11.8 million for the three months ended March 31, 2018, which represents a 14.3% effective tax rate in relation to the income before income taxes of $82.8 million. The effective tax rate for the three months ended March 31, 2018 differs from the U.S. Federal statutory rate of 21% by 6.7%, which is the result of various items that impacted the effective tax rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, Germany, Luxembourg and Switzerland, which had a net favorable impact of $4.3 million, current year excess tax benefits related to stock-based compensation of $2.4 million and we recognized a benefit of $4.0 million associated with currency exchange losses. Additionally, we recorded a $12.4 million benefit to revise the provisional charge reported in the 2017 Annual Report on Form 10-K related to the U.S. TCJA based on additional guidance released by the Department of the Treasury. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $1.3 million, unrecognized tax benefits of $6.4 million and non-deductible expenses and interest of $3.1 million.
We recorded a provision for income taxes of $9.9 million for the three months ended March 31, 2017, which represents a 13.1% effective tax rate in relation to the income before income taxes of $75.8 million. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. Federal statutory rate of 35% by 21.9%, which was the result of various items that impacted the effective tax rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate was lower than the U.S. Federal rate, primarily in China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $18.1 million, current year excess tax benefits related to stock-based compensation of $5.8 million and we recognized a benefit of $0.3 million associated with currency exchange losses. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit was not expected to be realized of $4.0 million and non-deductible expenses and interest of $3.7 million.

SEGMENT RESULTS
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales
Performance Coatings	$728.7	$586.4
Transportation Coatings	437.1	421.4
Total	$1,165.8	$1,007.8
Segment Adjusted EBITDA
Performance Coatings	$143.2	$116.9
Transportation Coatings	76.8	86.2
Total	$220.0	$203.1
Performance Coatings Segment
Net sales increased $142.3 million, or 24.3%, to $728.7 million for the three months ended March 31, 2018 compared to net sales of $586.4 million for the three months ended March 31, 2017. The increase in net sales during the three months ended March 31, 2018 was driven by a 14.4% increase from our recent acquisitions, slightly offset by a decline in our organic sales volume of 0.7%. Higher average selling prices also contributed to the increase in net sales by 3.3%. Favorable impacts of currency exchange, primarily related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar, contributed to a 7.3% increase in net sales.
Adjusted EBITDA increased $26.3 million, or 22.5%, to $143.2 million for the three months ended March 31, 2018 compared to Adjusted EBITDA of $116.9 million for the three months ended March 31, 2017. The increase in Adjusted EBITDA for the three months ended March 31, 2018 was primarily driven by increases in sales volumes, including the impacts of our recent acquisitions, higher average selling prices, and favorable impacts of the strengthening Euro and Chinese Renminbi compared to the U.S dollar. This increase was partially offset by higher raw material costs.
Transportation Coatings Segment
Net sales increased $15.7 million, or 3.7%, to $437.1 million for the three months ended March 31, 2018 compared to net sales of $421.4 million for the three months ended March 31, 2017. The increase in net sales for the three months ended March 31, 2018 was primarily driven by a 5.0% increase resulting from the favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar, combined with a 1.3% increase in sales volumes across both end-markets. These increases were partially offset by declines in average selling prices of 2.6% primarily within our light vehicle end-market, resulting from price concessions made with select customers in 2017 and adverse mix changes.
Adjusted EBITDA decreased $9.4 million, or 10.9%, to $76.8 million for the three months ended March 31, 2018 compared to Adjusted EBITDA of $86.2 million for the three months ended March 31, 2017. The decrease in Adjusted EBITDA during the three months ended March 31, 2018 was driven by lower average selling prices and higher raw material costs which were partially offset by increases in sales volumes across both end-markets. Further offsetting these decreases were favorable effects of the strengthening of the Euro and Chinese Renminbi compared to the U.S dollar.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2018, availability under the Revolving Credit Facility was $365.2 million, net of $34.8 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes. At March 31, 2018, we had $16.4 million of outstanding borrowings under other lines of credit in certain non-U.S. jurisdictions. Our remaining available borrowing capacity under those other lines of credit totaled $1.9 million.

We or our affiliates, at any time and from time to time, may purchase shares of our common stock, the Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.
Cash Flows
Three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash used for:
Operating activities:
Net income	$71.0	$65.9
Depreciation and amortization	91.9	82.4
Amortization of financing costs and original issue discount	1.9	2.1
Deferred income taxes	(4.9)	—
Foreign exchange gains	(1.3)	(3.7)
Stock-based compensation	8.4	10.4
Other non-cash items	(5.3)	(0.3)
Net income adjusted for non-cash items	161.7	156.8
Changes in operating assets and liabilities	(182.7)	(161.5)
Operating activities	(21.0)	(4.7)
Investing activities	(144.6)	(89.4)
Financing activities	(14.3)	(4.6)
Effect of exchange rate changes on cash	10.3	2.6
Net decrease in cash and cash equivalents	$(169.6)	$(96.1)
Three Months Ended March 31, 2018
Net Cash Used for Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018 was $21.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $161.7 million. This was partially offset by net increases in working capital of $182.7 million. The most significant drivers in working capital were increases in accounts receivable of $52.3 million related to the seasonal timing of sales, and decreases in other accrued liabilities of $87.0 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in inventory of $42.9 million to support ongoing operational demands.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2018 was $144.6 million. This use was primarily comprised of acquisitions of $78.2 million, a payment for an incremental interest in a 2016 joint venture acquisition of $26.9 million, and purchases of property, plant and equipment of $39.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2018 was $14.3 million. This change was driven by repayments of short-term borrowings and quarterly principal payments on our Term Loans of $9.3 million and $6.9 million, respectively. Other payments include purchases of treasury stock of $3.3 million and dividends to non-controlling interests of $1.0 million. Offsetting these payments was cash received from stock option exercises for $6.2 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2017 were $10.3 million, which was driven by favorable exchange impacts primarily from the Euro and Chinese Renminbi.

Three Months Ended March 31, 2017
Net Cash Used for Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $4.7 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $156.8 million. This was partially offset by net increases in working capital of $161.5 million. The most significant drivers in working capital were increases of $62.5 million related to the seasonal timing of sales, and decreases in other accrued liabilities of $54.8 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in inventory and other assets of $38.7 million due to increased inventory builds to support ongoing operational demands.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2017, was $89.4 million. This use was comprised of business acquisitions of $56.9 million, purchases of property, plant and equipment of $32.3 million and net cash used for other investing activities of $0.2 million.
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
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2017 were $2.6 million, which was driven by favorable exchange impacts from various foreign currencies, was slightly offset by unfavorable impacts on cash resulting from the changes in our translation rates for our Venezuelan subsidiary of $0.2 million.
Financial Condition
We had cash and cash equivalents at March 31, 2018 and December 31, 2017 of $600.4 million and $769.8 million, respectively. Of these balances, $368.4 million and $398.9 million were maintained in non-U.S. jurisdictions as of March 31, 2018 and December 31, 2017, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	March 31, 2018	December 31, 2017
2024 Dollar Term Loans	$1,955.0	$1,960.0
2023 Euro Term Loans	486.1	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	412.3	399.7
2025 Euro Senior Notes	553.8	536.9
Short-term and other borrowings	100.4	94.8
Unamortized original issue discount	(8.8)	(9.1)
Unamortized deferred financing costs	(37.5)	(39.2)
	$3,961.3	$3,915.6
Less:
Short term borrowings	$16.9	$12.9
Current portion of long-term borrowings	24.9	24.8
Long-term debt	$3,919.5	$3,877.9
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Notes 16 and 23 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $365.2 million and $364.5 million at March 31, 2018 and December 31, 2017, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
In April 2018, we entered into the sixth amendment to the Credit Agreement (the "Sixth Amendment"), which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans.
Concurrent with the refinancing, we executed a cross-currency interest rate swap to convert $475 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in 2023. The combined effect of the refinancing and the swap are expected to result in annual cash interest savings of approximately $10 million.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the Company’s contractual obligations since December 31, 2017.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2018.

(In millions)
Remainder of 2018	$37.1
2019	26.8
2020	25.8
2021	25.9
2022	52.6
Thereafter	3,823.7
Total	$3,991.9
Off-Balance Sheet Arrangements
We directly guarantee certain obligations under agreements with third parties. As of March 31, 2018 and December 31, 2017 these off-balance sheet arrangements were not material to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Guidance
See Note 2 "Recent Accounting Guidance" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 3 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through the share repurchase program for the three months ended March 31, 2018:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement[1]
January 2018	—	—	—	$616,635.0
February 2018	77.2	$29.97	77.2	614,321.0
March 2018	34.4	30.01	34.4	613,289.0
Total	111.6	$29.98	111.6	$613,289.0
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $3.3 million of our common shares during the three months ended March 31, 2018 and $58.4 million in prior periods. At March 31, 2018, the Company had remaining authorization to repurchase $613.3 million of shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.58	Form of Stock Option Agreement for U.S. Employees

10.59	Form of Restricted Stock Agreement for U.S. Employees

10.60	Form of Restricted Stock Unit Agreement for U.S. Employees

10.61	Form of Performance Stock Agreement for U.S. Employees

10.62	Form of Performance Share Unit Agreement for U.S. Employees

10.63	Form of Stock Option Agreement for Non-U.S. Employees

10.64	Form of Restricted Stock Unit Agreement for Non-U.S. Employees

10.65	Form of Performance Share Unit Agreement for Non-U.S. Employees

10.66	Form of Restricted Stock Unit Agreement for Directors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

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

AXALTA COATING SYSTEMS LTD.

Date: April 25, 2018	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date: April 25, 2018	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2018	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President, Corporate Finance and Global Controller
(Principal Accounting Officer)