Form 10-Q
period 2018-06-30
Axalta Coating Systems Ltd.
filed 2018-07-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2018, there were 240,592,922 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,206.5	$1,088.5	$2,372.3	$2,096.3
Other revenue	5.7	6.1	11.9	12.0
Total revenue	1,212.2	1,094.6	2,384.2	2,108.3
Cost of goods sold	793.8	690.0	1,569.8	1,331.4
Selling, general and administrative expenses	224.6	246.0	452.4	470.6
Venezuela deconsolidation charge	—	70.9	—	70.9
Research and development expenses	18.0	16.4	37.3	32.0
Amortization of acquired intangibles	29.3	23.8	58.2	45.5
Income from operations	146.5	47.5	266.5	157.9
Interest expense, net	39.3	35.6	78.7	71.4
Other expense, net	8.1	21.3	5.9	20.1
Income (loss) before income taxes	99.1	(9.4)	181.9	66.4
Provision for income taxes	22.0	9.5	33.8	19.4
Net income (loss)	77.1	(18.9)	148.1	47.0
Less: Net income attributable to noncontrolling interests	2.2	1.9	3.3	3.7
Net income (loss) attributable to controlling interests	$74.9	$(20.8)	$144.8	$43.3
Basic net income (loss) per share	$0.31	$(0.09)	$0.60	$0.18
Diluted net income (loss) per share	$0.31	$(0.09)	$0.59	$0.18
Basic weighted average shares outstanding	240.3	240.9	240.6	240.4
Diluted weighted average shares outstanding	244.6	240.9	245.2	246.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$77.1	$(18.9)	$148.1	$47.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(112.4)	27.2	(69.3)	67.8
Unrealized (loss) on securities	—	(0.3)	—	(0.3)
Unrealized gain (loss) on derivatives	4.7	(1.9)	12.6	(1.3)
Unrealized gain (loss) on pension plan obligations	(1.6)	8.8	(1.3)	9.3
Other comprehensive income (loss), before tax	(109.3)	33.8	(58.0)	75.5
Income tax provision related to items of other comprehensive income (loss)	0.4	2.4	1.7	2.6
Other comprehensive income (loss), net of tax	(109.7)	31.4	(59.7)	72.9
Comprehensive income (loss)	(32.6)	12.5	88.4	119.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.6)	2.0	1.4	4.7
Comprehensive income (loss) attributable to controlling interests	$(32.0)	$10.5	$87.0	$115.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$551.1	$769.8
Restricted cash	2.7	3.1
Accounts and notes receivable, net	974.5	870.2
Inventories	599.9	608.6
Prepaid expenses and other	129.5	63.9
Total current assets	2,257.7	2,315.6
Property, plant and equipment, net	1,340.3	1,388.6
Goodwill	1,241.6	1,271.2
Identifiable intangibles, net	1,409.1	1,428.2
Other assets	447.5	428.6
Total assets	$6,696.2	$6,832.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$537.7	$554.9
Current portion of borrowings	39.9	37.7
Other accrued liabilities	416.3	489.6
Total current liabilities	993.9	1,082.2
Long-term borrowings	3,842.2	3,877.9
Accrued pensions	267.7	279.1
Deferred income taxes	155.9	152.9
Other liabilities	30.6	32.3
Total liabilities	5,290.3	5,424.4
Commitments and contingencies (Note 7)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 246.0 and 243.9 shares issued at June 30, 2018 and December 31, 2017, respectively	244.5	242.4
Capital in excess of par	1,384.5	1,354.5
Retained earnings (Accumulated deficit)	136.3	(21.4)
Treasury shares, at cost 5.4 and 2.0 shares at June 30, 2018 and December 31, 2017	(162.2)	(58.4)
Accumulated other comprehensive loss	(299.6)	(241.0)
Total Axalta shareholders’ equity	1,303.5	1,276.1
Noncontrolling interests	102.4	131.7
Total shareholders’ equity	1,405.9	1,407.8
Total liabilities and shareholders’ equity	$6,696.2	$6,832.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$148.1	$47.0
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	182.1	167.3
Amortization of deferred financing costs and original issue discount	3.9	4.2
Debt extinguishment and refinancing related costs	8.4	12.4
Deferred income taxes	4.0	(12.9)
Realized and unrealized foreign exchange (gains) losses, net	6.1	(2.4)
Stock-based compensation	18.1	21.3
Asset impairments	—	3.2
Loss on deconsolidation of Venezuela	—	70.9
Other non-cash, net	3.5	2.8
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(133.5)	(128.9)
Inventories	(31.8)	(5.1)
Prepaid expenses and other	(59.7)	(60.9)
Accounts payable	37.0	(6.3)
Other accrued liabilities	(60.6)	(13.4)
Other liabilities	(4.6)	(5.1)
Cash provided by operating activities	121.0	94.1
Investing activities:
Acquisitions	(78.2)	(533.3)
Investment in non-controlling interest	(26.9)	—
Purchase of property, plant and equipment	(74.6)	(57.4)
Reduction of cash due to Venezuela deconsolidation	—	(4.3)
Other investing activities	5.3	(0.3)
Cash used for investing activities	(174.4)	(595.3)
Financing activities:
Proceeds from long-term borrowings	468.9	456.4
Payments on short-term borrowings	(23.0)	(4.4)
Payments on long-term borrowings	(498.5)	(6.1)
Financing-related costs	(4.5)	(8.9)
Dividends paid to noncontrolling interests	(1.0)	(0.9)
Purchase of treasury stock	(103.8)	(8.3)
Proceeds from option exercises	10.5	12.9
Deferred acquisition-related consideration	(5.9)	(3.4)
Cash provided by (used for) financing activities	(157.3)	437.3
Decrease in cash	(210.7)	(63.9)
Effect of exchange rate changes on cash	(8.4)	10.8
Cash at beginning of period	772.9	538.1
Cash at end of period	$553.8	$485.0

Cash at end of period reconciliation:
Cash and cash equivalents	$551.1	$482.1
Restricted cash	2.7	2.9
Cash at end of period	$553.8	$485.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2018 and December 31, 2017, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and their cash flows for the six months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for a full year.
Accounting Standards - Reclassifications
During the six months ended June 30, 2018, we adopted various accounting standards that had impacts to the accompanying condensed consolidated financial statements, one of which resulted in reclassifications to amounts previously reported for the three and six months ended June 30, 2017. Refer to Note 2 for further information.
(2)    RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging," which modifies the presentation and disclosure of hedging results and provides partial relief on the timing of certain aspects of hedge documentation including the elimination of the requirement to recognize hedge ineffectiveness separately in earnings. We elected to early adopt this standard on January 1, 2018 using the modified retrospective approach. We recorded a cumulative adjustment for previously recognized ineffectiveness to retained earnings at January 1, 2018. This did not result in a material impact to our financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits," which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. On January 1, 2018 we retrospectively adopted this standard, which resulted in a reclassification on the condensed consolidated statements of operations of $0.1 million and $0.5 million for the three and six months ended June 30, 2017, respectively, from income from operations to other expense, net.
On January 1, 2018, we adopted ASU 2017-01, "Clarifying the Definition of a Business," which sets forth the accounting guidance that assists in the determination of whether a set of transferred assets and activities is a business. This new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business; whereas, if the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance.
On January 1, 2018, we adopted ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities, excluding those accounted for using the equity method of accounting, to be remeasured at exit price fair value, with changes recorded in the statement of operations. This standard was adopted using the modified retrospective application resulting in a cumulative adjustment to retained earnings at January 1, 2018. This did not result in a material impact to our financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers,” and all related amendments comprising ASC 606 (the “new revenue standard”), electing to use the modified retrospective method. We also elected to apply certain practical expedients, including the application of the modified retrospective method to open contracts at December 31, 2017. Comparative information has not been recasted and continues to be reported under historical U.S. GAAP in effect to those applicable periods. The following table summarizes the cumulative effect made to our condensed consolidated balance sheet as a result of the adoption to this standard.

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
Accounting Guidance Issued But Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which eliminates the second step in the goodwill impairment test requiring an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. This standard is not expected to have a material impact on our financial statements unless an impairment indicator is identified in our reporting units.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In February 2016, the FASB issued ASU 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognize, for operating and finance leases with terms exceeding twelve months, a right-of-use asset and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. We are currently undertaking a process to quantify the impact that this standard will have on our consolidated financial statements and will provide further detail as we progress in our quantification. We are in process of reviewing our lease arrangements, as well as working through implementation steps and assessing our procedural and policy requirements. At a minimum, in the period the ASU is adopted, in addition to the expanded disclosures regarding leases, total assets and total liabilities will increase and our build-to-suit leases accounted for as sale-leaseback financing transactions will be analyzed for possible derecognition and treatment as either operating or financing leases.
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
For certain customer arrangements within our light vehicle, industrial and commercial vehicle end-markets, revenue is recognized upon shipment, as this is the point in time we have concluded that control of our product has transferred to our customer based on our considerations of the indicators of control in the contracts, including right of use and risk and reward of ownership. For consignment arrangements, revenue is recognized upon actual consumption by our customers, as this represents the point in time that control is determined to have transferred to the customer based on the contractual arrangement.
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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also incur incremental up-front costs in order to obtain contracts with certain customers, including Business Incentive Plan assets ("BIPs"), which are capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. The Company receives volume commitments and/or sole supplier status from its customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable the Company to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At June 30, 2018 and December 31, 2017, the total carrying value of BIPs were $174.7 million and $173.0 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, $16.8 million and $33.1 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

operations, while $16.1 million and $33.0 million were amortized during the three and six months ended June 30, 2017, respectively. We do not incur any other incremental direct costs to obtain a contract.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at June 30, 2018 and January 1, 2018 were $44.5 million and $41.7 million, respectively.
The arrangements discussed above that have changed under the new revenue standard have resulted in a difference in timing of revenue recognition and classification of associated costs compared to historical U.S. GAAP. In addition to the application of the modified retrospective method to open contracts at the date of adoption (discussed in Note 2), we have applied certain other policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions. Other practical expedients associated with the new revenue standard were assessed by management and concluded to be not applicable, including the application of a portfolio approach, costs to obtain a contract, existence of significant financing components, contract modifications and right to invoice.
The following tables summarizes the impact to our condensed consolidated statements of operations and balance sheets in accordance with the new revenue standard:

	For the three months ended June 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$1,206.5	$1,208.1	$(1.6)
Cost of goods sold	793.8	779.2	14.6
Selling, general and administrative expenses	224.6	239.3	(14.7)
Provision for income taxes	22.0	22.2	(0.2)
Net income	77.1	78.4	(1.3)
Less: Net income attributable to noncontrolling interests	2.2	2.2	—
Net income attributable to controlling interests	$74.9	$76.2	$(1.3)

	For the six months ended June 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$2,372.3	$2,368.1	$4.2
Cost of goods sold	1,569.8	1,539.2	30.6
Selling, general and administrative expenses	452.4	480.8	(28.4)
Provision for income taxes	33.8	33.4	0.4
Net income	148.1	146.5	1.6
Less: Net income attributable to noncontrolling interests	3.3	3.1	0.2
Net income attributable to controlling interests	$144.8	$143.4	$1.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	At June 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Assets
Inventories	$599.9	$623.9	$(24.0)
Prepaid expenses and other	129.5	85.0	44.5
Other assets	447.5	449.9	(2.4)

Liabilities
Other accrued liabilities	$416.3	$414.4	$1.9
Deferred income taxes	155.9	153.1	2.8

Equity
Retained earnings	$136.3	$122.8	$13.5
Accumulated other comprehensive loss	(299.6)	(299.2)	(0.4)
Noncontrolling interests	102.4	102.1	0.3
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

•
Industrial - The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, industrial wood, coil, rebar and oil & gas pipelines.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(4)    ACQUISITIONS
Acquisition of The Valspar Corporation's North American Industrial Wood Coatings Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to working capital adjustments. No material adjustments were recorded during the three and six months ended June 30, 2018, as we finalized our purchase accounting during the respective measurement period, one year following the closing date. After all required adjustments, the Company paid an aggregate purchase price of $430.3 million, which was comprised of the following:

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
Supplemental Pro Forma Information
The following supplemental pro forma information represents the results of operations as if the Company had acquired the Industrial Wood business on January 1, 2016:

For the six months ended
(in millions, except per share data)	June 30, 2017
Net sales	$2,197.6
Net income	53.8
Net income attributable to controlling interests	50.1
Net income per share (Basic)	0.21
Net income per share (Diluted)	0.20
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
Other Acquisitions
During the six months ended June 30, 2018, we successfully completed two strategic acquisitions in North America which operate within our Performance Coatings segment ("2018 Acquisitions"). Our 2018 aggregate spending for these acquisitions was $75.4 million. The overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2018 Acquisitions was $61.6 million, comprised primarily of technology assets, which will be amortized over an average term of approximately 9 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At June 30, 2018, for the 2018 Acquisitions treated as business combinations and any business combination completed after June 30, 2017, we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
In addition, during the six months ended June 30, 2018, as part of the Stock Purchase Agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
(5)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2017 to June 30, 2018 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2017	$1,189.2	$82.0	$1,271.2
Purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation	(27.5)	(1.9)	(29.4)
June 30, 2018	$1,161.5	$80.1	$1,241.6
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$548.8	$(235.4)	$313.4	10.4
Trademarks - indefinite-lived	270.9	—	270.9	Indefinite
Trademarks - definite-lived	101.4	(20.8)	80.6	15.8
Customer relationships	930.8	(198.6)	732.2	19.1
Other	17.2	(5.2)	12.0	4.8
Total	$1,869.1	$(460.0)	$1,409.1

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$498.0	$(213.6)	$284.4	10.5
Trademarks—indefinite-lived	277.2	—	277.2	Indefinite
Trademarks—definite-lived	102.6	(17.7)	84.9	15.9
Customer relationships	945.1	(176.8)	768.3	19.0
Other	16.6	(3.2)	13.4	4.8
Total	$1,839.5	$(411.3)	$1,428.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2018 and each of the succeeding five years is:

Remainder of 2018	$57.4
2019	114.6
2020	114.4
2021	113.8
2022	111.5
2023	71.8
(6)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our productivity initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and six months ended June 30, 2018, we made changes in estimates that resulted in benefits of $0.6 million and $1.5 million, respectively. During the three and six months ended June 30, 2017, we incurred restructuring costs of $0.4 million and $1.4 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 15 months from the balance sheet date.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2017 to June 30, 2018:

2018 Activity
Balance at December 31, 2017	$71.5
Changes to estimates	(1.5)
Payments made	(34.3)
Foreign currency translation	(0.7)
Balance at June 30, 2018	$35.0
Restructuring charges incurred during 2017 included actions to reduce operational costs through activities to rationalize our manufacturing footprint. The impact to earnings from accelerated depreciation related to these manufacturing assets for the three and six months ended June 30, 2017 was $2.1 million and $4.3 million, respectively. During both the three and six months ended June 30, 2017, we also recorded impairment losses of $3.2 million associated with these manufacturing facilities based on market price estimates recorded within other expense, net.

(7)    COMMITMENTS AND CONTINGENCIES
Sale-Leaseback Obligations
We have two lease arrangements that are treated as sale-leaseback financing transactions. The lessors' building costs are depreciated over an estimated useful life beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to both transactions during the rental term as of June 30, 2018:

Sale-leaseback obligations
Remainder of 2018	$2.6
2019	5.3
2020	5.4
2021	5.5
2022	5.8
Thereafter	83.2
Total minimum payments	$107.8
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At June 30, 2018 and December 31, 2017, we had outstanding bank guarantees of $14.5 million and $15.2 million, respectively, which expire between 2018 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at June 30, 2018 and December 31, 2017.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage against us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time, although management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the unaudited condensed consolidated financial statements of Axalta. The potential effects, if any, on such condensed consolidated financial statements will be recorded in the period in which these matters are probable and estimable.
(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.2	$2.1	$4.5	$4.2
Interest cost	3.4	3.3	6.8	6.7
Expected return on plan assets	(4.1)	(3.5)	(8.3)	(7.0)
Amortization of actuarial loss, net	0.3	0.3	0.6	0.8
Amortization of prior service credit, net	(0.1)	—	(0.1)	—
Net periodic benefit cost	$1.7	$2.2	$3.5	$4.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(9)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2018, we recognized $9.7 million and $18.1 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $1.9 million and $3.4 million for the three and six months ended June 30, 2018, respectively. Forfeitures are recorded in the period they occur.
During the three and six months ended June 30, 2017, we recognized $10.9 million and $21.3 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $3.4 million and $6.3 million for the three and six months ended June 30, 2017, respectively.
2018 Activity
In February 2018, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of award activity by type for the six months ended June 30, 2018 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	8.1	$16.54
Granted	0.8	29.84
Exercised	(0.9)	11.58
Forfeited	(0.1)	28.92
Outstanding at June 30, 2018	7.9	$18.35
Vested and expected to vest at June 30, 2018	7.9	$18.35	$96.1	6.39
Exercisable at June 30, 2018	6.2	$15.66	$93.2	5.73
Cash received by the Company upon exercise of options for the six months ended June 30, 2018 was $11.0 million. Tax benefits on these exercises were $3.9 million.
At June 30, 2018, there is $6.8 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.5 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	1.9	$29.32
Granted	0.6	30.13
Vested	(1.1)	30.17
Forfeited	—	—
Outstanding at June 30, 2018	1.4	$29.04

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Tax benefits on the vesting of restricted stock during the six months ended June 30, 2018 were $0.2 million.
At June 30, 2018, there is $23.8 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	0.6	$31.17
Granted	0.3	33.77
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2018	0.9	$32.08
At June 30, 2018, there is $16.9 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.1 years.
(10)    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange losses, net	$1.7	$6.0	$1.7	$4.8
Impairments of property	—	3.2	—	3.2
Debt extinguishment and refinancing related costs	8.4	12.4	8.4	12.4
Other miscellaneous income, net	(2.0)	(0.3)	(4.2)	(0.3)
Total	$8.1	$21.3	$5.9	$20.1
Debt extinguishment and refinancing related costs include third-party fees incurred in conjunction with the refinancing of the Dollar Term Loans during 2017 and 2018, as well as the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts associated with the 2023 Euro Term Loans for the three and six months ended June 30, 2018, as discussed further in Note 16.
(11)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Effective Tax Rate	18.6%	29.2%
The lower effective tax rate for the six months ended June 30, 2018 was primarily due to the absence of the unfavorable impact of the Venezuelan deconsolidation charge for the six months ended June 30, 2017, the net favorable impact of earnings where the statutory rate is lower than the U.S. Federal statutory rate and the impact of the U.S. Tax Cuts and Jobs Act ("U.S. TCJA"), offset by a decrease in excess tax benefits related to stock-based compensation of $4.1 million compared to $8.9 million for the six months ended June 30, 2018 and 2017, respectively.
On December 22, 2017, the U.S. TCJA legislation was enacted into law and as a result we recorded a provisional tax charge at December 31, 2017 of $107.8 million. As of June 30, 2018, we have reviewed additional guidance released by the Department of the Treasury and reduced the tax charge by $12.4 million related to the realizability of certain interest carryforwards. Our net provisional tax charge recorded to date is based on our present understanding of the U.S. TCJA and may be further adjusted as additional guidance is released. The benefit related to the reduction to the U.S. TCJA provisional tax charge was largely offset by the impact of tax discrete items for the six months ended June 30, 2018 related to other tax initiatives.

The effective tax rate for the six months ended June 30, 2018 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, currency exchange losses, revisions to the provisional charge related to the U.S. TCJA discussed above and current year excess tax benefits related to stock-based compensation. These adjustments were offset by the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, unrecognized tax benefits and non-deductible expenses and interest.
(12)    NET INCOME (LOSS) PER COMMON SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income (loss) to common shareholders	$74.9	$(20.8)	$144.8	$43.3
Basic weighted average shares outstanding	240.3	240.9	240.6	240.4
Diluted weighted average shares outstanding	244.6	240.9	245.2	246.5
Net income (loss) per common share:
Basic net income (loss) per share	$0.31	$(0.09)	$0.60	$0.18
Diluted net income (loss) per share	$0.31	$(0.09)	$0.59	$0.18
The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2018 were 2.7 million and 2.6 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2017 were 11.6 million and 1.7 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	June 30, 2018	December 31, 2017
Accounts receivable - trade, net	$861.8	$748.2
Notes receivable	27.8	29.4
Other	84.9	92.6
Total	$974.5	$870.2
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable - trade, net are net of allowances of $15.2 million and $15.9 million at June 30, 2018 and December 31, 2017, respectively. Bad debt expense, within selling, general and administration expenses for the three and six months ended June 30, 2018, was $0.6 million and $0.8 million, respectively, and $1.7 million and $2.4 million for the three and six months ended June 30, 2017, respectively.
(14)    INVENTORIES

	June 30, 2018	December 31, 2017
Finished products	$321.4	$347.5
Semi-finished products	101.3	95.5
Raw materials and supplies	177.2	165.6
Total	$599.9	$608.6
Stores and supplies inventories of $21.8 million and $20.8 million at June 30, 2018 and December 31, 2017, respectively, were valued under the weighted average cost method.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $42.7 million and $89.1 million for the three and six months ended June 30, 2018, respectively, and $44.7 million and $88.0 million for the three and six months ended June 30, 2017, respectively.

	June 30, 2018	December 31, 2017
Property, plant and equipment	$2,204.1	$2,193.6
Accumulated depreciation	(863.8)	(805.0)
Property, plant, and equipment, net	$1,340.3	$1,388.6
(16)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2018	December 31, 2017
2024 Dollar Term Loans	$2,423.9	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	387.1	399.7
2025 Euro Senior Notes	520.0	536.9
Short-term and other borrowings	98.1	94.8
Unamortized original issue discount	(13.7)	(9.1)
Unamortized deferred financing costs	(33.3)	(39.2)
	$3,882.1	$3,915.6
Less:
Short-term borrowings	$15.6	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,842.2	$3,877.9
Senior Secured Credit Facilities, as amended
On December 15, 2016, Axalta Coating Systems Dutch B B.V. (“Dutch B B.V.”) and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings Inc. (“Axalta US Holdings”) executed the fourth amendment (the "Fourth Amendment") to the credit agreement (the “Credit Agreement”) governing our Senior Secured Credit Facilities (as defined below). The Fourth Amendment (i) converted all of the outstanding U.S. dollar term loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding Euro Term Loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans").
On June 1, 2017, Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans into a new tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
On April 11, 2018, Dutch B B.V. and Axalta US Holdings executed the sixth amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment repriced the 2024 Dollar Term Loans by increasing its aggregate principal balance by $475.0 million to $2,430.0 million. The increased principal balance of the 2024 Dollar Term Loans under the Sixth Amendment was issued at 99.750% of par or $6.0 million discount. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. The 2024 Dollar Term Loans together with the Revolving Credit Facility as defined herein, are referred to as the "Senior Secured Credit Facilities."
Interest was and is payable quarterly on both the 2023 Term Loans and 2024 Dollar Term Loans.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The 2024 Dollar Term Loans are subject to a floor of zero plus an applicable rate of 1.75% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 0.75% per annum for Base Rate Loans as defined in the Credit Agreement.
Prior to the Sixth Amendment, interest on the 2024 Dollar Term Loans was subject to a floor of zero, plus an applicable rate. The applicable rate for such 2024 Dollar Term Loans was 2.00% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 1.00% per annum for Base Rate Loans as defined in the Credit Agreement.
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
The Senior Secured Credit Facilities are secured by substantially all assets of Axalta Coating Systems Dutch A B.V. ("Dutch A B.V.") and the guarantors. The 2024 Dollar Term Loans mature on June 1, 2024. Principal is paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of June 30, 2018, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At June 30, 2018, the financial covenant is not applicable as there were no borrowings.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At June 30, 2018 and December 31, 2017, letters of credit issued under the Revolving Credit Facility totaled $43.2 million and $35.5 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $356.8 million and $364.5 million at June 30, 2018 and December 31, 2017, respectively.
Significant Terms of the Senior notes
On August 16, 2016, Axalta Coating Systems, LLC ("U.S. Issuer") issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes”).
The 2024 Senior Notes are fully and unconditionally guaranteed by Dutch B B.V. (“Parent Guarantor”).
On September 27, 2016, Dutch B B.V. (the "Dutch Issuer" and together with the U.S. Issuer, the "Issuers"), issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes” and together with the 2024 Senior Notes, the "Senior Notes").
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
(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% which is payable semi-annually on January 15 and July 15. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15 of the years indicated:

Period	2025 Euro Senior Notes Percentage
2020	102.813%
2021	101.875%
2022	100.938%
2023 and thereafter	100.000%

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2018.

Remainder of 2018	$28.4
2019	26.1
2020	25.2
2021	25.2
2022	52.0
Thereafter	3,756.6
$3,913.5
The table above excludes $15.6 million of debt associated with our sale-leaseback financings that will not be settled with cash.
(17)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Equity securities with readily determinable fair values - The fair values of equity securities with readily determinable fair values at June 30, 2018 and December 31, 2017 were $0.7 million and $4.3 million, respectively. These balances are recorded within other assets, with any changes in fair value recorded within other expense, net. The exit price fair value was based upon either Level 1 inputs when the securities are actively traded with quoted market prices or Level 2 when the securities are not frequently traded.
Long-term borrowings - The fair values of the 2024 Dollar Senior Notes, 2024 Euro Senior Notes and 2025 Euro Senior Notes at June 30, 2018 were $496.9 million, $402.1 million and $534.3 million, respectively. The fair values at December 31, 2017 were $524.4 million, $427.7 million and $571.8 million, respectively. The estimated fair values of these notes are based on recent trades, as reported by a third-party pricing service. Due to the infrequency of trades of the Senior Notes, these inputs are considered to be Level 2 inputs.
The fair values of the 2024 Dollar Term Loans and the 2023 Euro Term Loans at June 30, 2018 were $2,402.7 million and zero, respectively. The fair values at December 31, 2017 were $1,967.4 million and $475.5 million, respectively. The estimated fair values of the term loans are based on recent trades, as reported by a third-party pricing service, and due to the infrequency of the trades, these inputs are considered to be Level 2 inputs.

Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. The fair value of contingent consideration was zero and $8.9 million at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2017 the Company recorded gains of $2.2 million and $3.9 million associated with the changes to fair value, respectively. Adjustments made to fair value were immaterial for the three and six months ended June 30, 2018. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
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
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
Interest Rate Caps Designated as Cash Flow Hedges
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
Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended June 30, 2018, we entered into three interest rate swaps with aggregate notional amounts totaling $475.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.72% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on March 31, 2023.
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended June 30, 2018, we entered into three fixed-for-fixed cross-currency swaps with aggregate notional amounts totaling $475.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €387.2 million at a weighted average interest rate of 1.95%. The cross-currency swaps are designated as net investment hedges and expire on March 31, 2023.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in our condensed consolidated balance sheets:

	June 30, 2018	December 31, 2017
Prepaid expenses and other:
Interest rate caps (cash flow hedges)	$3.2	$—
Cross-currency swaps (net investment hedges)	12.2	—
Other assets:
Interest rate caps (cash flow hedges)	6.6	1.2
Interest rate swaps (cash flow hedges)	3.7	—
Cross-currency swaps (net investment hedges)	8.9	—
Total assets	$34.6	$1.2
Other accrued liabilities:
Interest rate caps (cash flow hedges)	$—	$2.6
Interest rate swaps (cash flow hedges)	0.7	—
Total liabilities	$0.7	$2.6
For derivative instruments that qualify and are designated as cash flow or net investment hedges, the gains or losses on the derivatives are reported as components of accumulated other comprehensive loss, within unrealized gains (losses) on derivatives in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2018 and 2017 for these cash flow and net investment hedges.

		For the Three Months Ended June 30,
		2018		2017
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Reclassified from AOCI into Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income
Interest rate caps	Interest expense, net	$(2.4)	$(0.8)	$2.2	$0.6
Interest rate swaps	Interest expense, net	(2.5)	0.4	—	—
Cross-currency swaps	Interest expense, net	(23.9)	2.9	—	—

		For the Six Months Ended June 30,
		2018		2017
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Reclassified from AOCI into Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Reclassified from AOCI to Income
Interest rate caps	Interest expense, net	$(10.4)	$(0.7)	$3.7	$2.7
Interest rate swaps	Interest expense, net	(2.5)	0.4	—	—
Cross-currency swaps	Interest expense, net	(23.9)	2.9	—	—
Over the next 12 months, we expect amounts of $1.0 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings.
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
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at June 30, 2018 was zero.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that have not been designated as hedges included in our condensed consolidated balance sheets:

	June 30, 2018	December 31, 2017
Prepaid expenses and other:
Foreign currency forward contracts	$0.2	$—
Total assets	$0.2	$—
Other accrued liabilities:
Foreign currency forward contracts	$—	$0.7
Total liabilities	$—	$0.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2018	2017	2018	2017
Interest rate caps	Interest expense, net	$—	$0.1	$—	$0.4
Foreign currency forward contracts	Other expense, net	(6.0)	4.8	(4.6)	7.2
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
Our business serves four end-markets globally as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Coatings
Refinish	$447.1	$421.2	$859.7	$809.8
Industrial	337.4	241.7	653.5	439.5
Total Net sales Performance Coatings	784.5	662.9	1,513.2	1,249.3
Transportation Coatings
Light Vehicle	329.4	334.3	678.9	674.3
Commercial Vehicle	92.6	91.3	180.2	172.7
Total Net sales Transportation Coatings	422.0	425.6	859.1	847.0
Total Net sales	$1,206.5	$1,088.5	$2,372.3	$2,096.3

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended June 30,
	2018			2017
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$784.5	$422.0	$1,206.5	$662.9	$425.6	$1,088.5
Equity in earnings in unconsolidated affiliates	—	0.4	0.4	0.1	0.1	0.2
Adjusted EBITDA (2)	176.5	71.1	247.6	146.8	80.4	227.2
Investment in unconsolidated affiliates	3.0	13.2	16.2	3.0	11.8	14.8

	Six Months Ended June 30,
	2018			2017
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$1,513.2	$859.1	$2,372.3	$1,249.3	$847.0	$2,096.3
Equity in earnings in unconsolidated affiliates	0.1	0.3	0.4	0.2	0.2	0.4
Adjusted EBITDA (2)	319.7	147.9	467.6	263.7	166.6	430.3
Investment in unconsolidated affiliates	3.0	13.2	16.2	3.0	11.8	14.8

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$99.1	$(9.4)	$181.9	$66.4
Interest expense, net	39.3	35.6	78.7	71.4
Depreciation and amortization	90.2	84.9	182.1	167.3
EBITDA	228.6	111.1	442.7	305.1
Debt extinguishment and refinancing related costs (a)	8.4	12.4	8.4	12.4
Foreign exchange remeasurement losses (b)	1.7	6.0	1.7	4.8
Long-term employee benefit plan adjustments (c)	(0.5)	0.1	(1.0)	0.5
Termination benefits and other employee related costs (d)	(0.9)	—	(2.2)	0.8
Consulting and advisory fees (e)	—	—	—	(0.1)
Transition-related costs (f)	—	3.9	(0.2)	3.9
Offering and transactional costs (g)	0.1	6.6	0.3	5.6
Stock-based compensation (h)	9.7	10.9	18.1	21.3
Other adjustments (i)	0.5	2.6	0.8	2.8
Dividends in respect of noncontrolling interest (j)	—	(0.5)	(1.0)	(0.9)
Deconsolidation impacts and impairments (k)	—	74.1	—	74.1
Adjusted EBITDA	$247.6	$227.2	$467.6	$430.3

(a)
During both the three and six months ended June 30, 2018 and 2017 we refinanced our term loans, which resulted in losses of $8.4 million and $12.4 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses and associated changes to estimates primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)
Represents expenses and associated changes to estimates for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents integration costs and associated changes to estimates related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar. These amounts are not considered indicative of our ongoing operating performance.

(g)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(h)	Represents non-cash costs associated with stock-based compensation.

(i)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, gains and losses from the sale and disposal of property, plant and equipment, from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of the entities on Axalta's financial statements.

(k)
In conjunction with the deconsolidation of our Venezuelan subsidiary during the three and six months ended June 30, 2017, we recorded a loss on deconsolidation of $70.9 million. During the three and six months ended June 30, 2017 we recorded non-cash impairment charges related to a manufacturing facility previously announced for closure of $3.2 million. We do not consider these to be indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the six months ended June 30, 2018 and 2017, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,276.1	$131.7	$1,407.8
Cumulative effect of an accounting change	12.1	0.1	12.2
Balance at January 1, 2018	$1,288.2	$131.8	$1,420.0
Net income	144.8	3.3	148.1
Other comprehensive loss, net of tax	(57.8)	(1.9)	(59.7)
Recognition of stock-based compensation	18.1	—	18.1
Exercise of stock options	11.1	—	11.1
Treasury share repurchases	(103.8)	—	(103.8)
Non-controlling interests of acquired subsidiaries	2.9	(29.8)	(26.9)
Dividends paid to noncontrolling interests	—	(1.0)	(1.0)
Balance at June 30, 2018	$1,303.5	$102.4	$1,405.9

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,125.1	$121.5	$1,246.6
Net income	43.3	3.7	47.0
Other comprehensive income, net of tax	71.9	1.0	72.9
Recognition of stock-based compensation	21.3	—	21.3
Exercise of stock options	12.9	—	12.9
Treasury share repurchases	(8.3)	—	(8.3)
Dividends paid to noncontrolling interests	—	(0.9)	(0.9)
Balance at June 30, 2017	$1,266.2	$125.3	$1,391.5
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	(67.4)	(1.5)	—	10.9	(58.0)
Reclassifications from AOCI to Net income (loss)	—	0.5	—	(0.3)	0.2
Net Change	(67.4)	(1.0)	—	10.6	(57.8)
Balance at June 30, 2018	$(276.2)	$(32.4)	$—	$9.0	$(299.6)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax benefit related to the changes in pension benefits for the six months ended June 30, 2018 was $0.3 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2018 was $13.3 million. The income tax provision related to the change in the unrealized loss on derivatives for the six months ended June 30, 2018 was $2.0 million. The cumulative income tax provision related to the adjustments for unrealized loss on derivatives at June 30, 2018 was $1.4 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	66.8	—	(0.3)	(2.4)	64.1
Reclassifications from AOCI to Net income	—	6.2	—	1.6	7.8
Net Change	66.8	6.2	(0.3)	(0.8)	71.9
Balance at June 30, 2017	$(225.4)	$(50.4)	$0.1	$(2.8)	$(278.5)
Included in the reclassification from AOCI to net income (loss) was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $5.9 million in AOCI, inclusive of $2.6 million of tax benefits, and is discussed further in Note 22.
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
(22)    VENEZUELA
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
Based on the fact that this lack of exchangeability, the continued political unrest, the recent drop in demand for our business and the losses incurred, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and accounted for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our condensed consolidated statement of operations during the three months ended June 30, 2017. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances were zero as of June 30, 2017. Further, our consolidated balance sheet and statement of operations excludes the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Prior to the deconsolidation, for the three and six months ended June 30, 2017, our Venezuelan subsidiary's net sales represented $0.7 million and $2.5 million of our consolidated net sales, respectively.

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 50 manufacturing facilities, 4 technology centers, 47 customer training centers and approximately 14,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 13.2% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, driven by volume growth of 7.4% primarily within our Performance Coatings Segment. Acquisitions positively impacted and contributed to 6.9% of the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by pricing concessions within the Transportation Coatings segment and contributed to a net increase of 1.4%. Favorable currency translation contributed to a further increase of net sales of 4.4% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales increased 21.1% driven primarily by stronger volumes in our industrial end-market, including the impacts of acquisitions combined with organic volume growth in all regions except for Latin America.

•
Transportation Coatings: Net sales increased 1.4% driven primarily by favorable foreign currency translation and higher volume across all regions except for Europe within the commercial vehicle end market, offset by slightly lower selling prices in both our light vehicle and commercial vehicle end-markets.

Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2018 and 2017, as follows:

(In millions)	Three Months Ended June 30,		2018 vs 2017	Six Months Ended June 30,		2018 vs 2017
	2018	2017	% change	2018	2017	% change
Performance Coatings
Refinish	$447.1	$421.2	6.1%	$859.7	$809.8	6.2%
Industrial	337.4	241.7	39.6%	653.5	439.5	48.7%
Total Net sales Performance Coatings	784.5	662.9	18.3%	1,513.2	1,249.3	21.1%
Transportation Coatings
Light Vehicle	329.4	334.3	(1.5)%	678.9	674.3	0.7%
Commercial Vehicle	92.6	91.3	1.4%	180.2	172.7	4.3%
Total Net sales Transportation Coatings	422.0	425.6	(0.8)%	859.1	847.0	1.4%
Total Net sales	$1,206.5	$1,088.5	10.8%	$2,372.3	$2,096.3	13.2%
Acquisitions Highlights
During the six months ended June 30, 2018, we successfully completed two strategic acquisitions in North America that benefited our Performance Coatings segment. Our 2018 aggregate spending for these acquisitions was $75.4 million.
In addition, as part of the Stock Purchase Agreement for a joint venture acquisition during the year ended December 31, 2016, during the six months ended June 30, 2018, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
Capital and Liquidity Highlights
During the six months ended June 30, 2018, we completed the Sixth Amendment of our Senior Secured Credit Facilities, which repriced the 2024 Dollar Term Loans and increased its aggregate principal balance by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $10.0 million.
During the six months ended June 30, 2018, we have spent $103.8 million on share repurchases as we continue to execute against our share repurchase program.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We define our core business as those operations relating to the Company's ongoing performance and the concept is used to make resource allocation and performance evaluation decisions. We use certain of these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We also utilize Adjusted EBITDA as the primary measure of segment performance.
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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$77.1	$(18.9)	$148.1	$47.0
Interest expense, net	39.3	35.6	78.7	71.4
Provision for income taxes	22.0	9.5	33.8	19.4
Depreciation and amortization	90.2	84.9	182.1	167.3
EBITDA	228.6	111.1	442.7	305.1
Debt extinguishment and refinancing related costs (a)	8.4	12.4	8.4	12.4
Foreign exchange remeasurement losses (b)	1.7	6.0	1.7	4.8
Long-term employee benefit plan adjustments (c)	(0.5)	0.1	(1.0)	0.5
Termination benefits and other employee related costs (d)	(0.9)	—	(2.2)	0.8
Consulting and advisory fees (e)	—	—	—	(0.1)
Transition-related costs (f)	—	3.9	(0.2)	3.9
Offering and transactional costs (g)	0.1	6.6	0.3	5.6
Stock-based compensation (h)	9.7	10.9	18.1	21.3
Other adjustments (i)	0.5	2.6	0.8	2.8
Dividends in respect of noncontrolling interest (j)	—	(0.5)	(1.0)	(0.9)
Deconsolidation impacts and impairments (k)	—	74.1	—	74.1
Adjusted EBITDA	$247.6	$227.2	$467.6	$430.3

(a)
During both the three and six months ended June 30, 2018 and 2017 we refinanced our term loans, which resulted in losses of $8.4 million and $12.4 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses and associated changes to estimates primarily related to employee termination benefits and other employee-related costs associated with our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(e)
Represents expenses and associated changes to estimates for professional services primarily related to our Axalta Way initiatives, which are not considered indicative of our ongoing operating performance.

(f)
Represents integration costs and associated changes to estimates related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar. These amounts are not considered indicative of our ongoing operating performance.

(g)	Represents acquisition-related expenses, including changes in the fair value of contingent consideration, which are not considered indicative of our ongoing operating performance.

(h)	Represents non-cash costs associated with stock-based compensation.

(i)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, gains and losses from the sale and disposal of property, plant and equipment, from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of the entities on Axalta's financial statements.

(k)
In conjunction with the deconsolidation of our Venezuelan subsidiary during the three and six months ended June 30, 2017, we recorded a loss on deconsolidation of $70.9 million. During the three and six months ended June 30, 2017 we recorded non-cash impairment charges related to a manufacturing facility previously announced for closure of $3.2 million. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(In millions)	2018	2017
Net sales	$1,206.5	$1,088.5
Other revenue	5.7	6.1
Total revenue	1,212.2	1,094.6
Cost of goods sold	793.8	690.0
Selling, general and administrative expenses	224.6	246.0
Venezuela deconsolidation charge	—	70.9
Research and development expenses	18.0	16.4
Amortization of acquired intangibles	29.3	23.8
Income from operations	146.5	47.5
Interest expense, net	39.3	35.6
Other expense, net	8.1	21.3
Income (loss) before income taxes	99.1	(9.4)
Provision for income taxes	22.0	9.5
Net income (loss)	77.1	(18.9)
Less: Net income attributable to noncontrolling interests	2.2	1.9
Net income (loss) attributable to controlling interests	$74.9	$(20.8)
Net sales
Net sales increased $118.0 million, or 10.8%, to $1,206.5 million for the three months ended June 30, 2018, as compared to net sales of $1,088.5 million for the three months ended June 30, 2017. Our net sales increase for the three months ended June 30, 2018 was due primarily to increases in sales volumes of 6.5% across all regions. Recent acquisitions contributed 5.6% to the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by pricing concessions to select customers within the Transportation Coatings segment and contributed to a net increase of 1.9%. Favorable currency translation contributed to a further increase of net sales of 2.4% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar.
Other revenue
Other revenue remained relatively consistent at $5.7 million for the three months ended June 30, 2018 compared to $6.1 million for the three months ended June 30, 2017 primarily driven by slight declines in service revenues, slightly offset by the impacts of the strengthening Euro compared to the U.S. dollar.
Cost of sales
Cost of sales increased $103.8 million, or 15.0%, to $793.8 million for the three months ended June 30, 2018, compared to $690.0 million for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 resulted primarily from higher volumes of 6.5% which include the impacts from acquisitions. Furthering this increase were unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 2.3% increase. Cost of sales as a percentage of net sales increased to 65.8% for the three months ended June 30, 2018 compared to 63.4% for the three months ended June 30, 2017, primarily related to an increase in raw material pricing pressures across both segments that contributed to a 3.2% increase in cost of sales, as well as the impacts of the new revenue standard which resulted in an increase in cost of sales of $14.6 million, or 2.1%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $21.4 million, or 8.7%, to $224.6 million for the three months ended June 30, 2018 compared to $246.0 million for the three months ended June 30, 2017. The decrease is primarily driven by the benefit resulting from the adoption of the new revenue standard which resulted in a decrease of $14.7 million, or 6.0%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Furthering the decrease was the impact of $12.7 million of costs primarily related to acquisition and transition-related costs incurred during the three months ended June 30, 2017 for which there were no corresponding costs incurred during the three months ended June 30, 2018.
Slightly offsetting the decrease were unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 2.9% increase, and the impacts from acquisitions of $2.1 million as a result of a full three months of costs incurred during the three months ended June 30, 2018 compared to one month of costs incurred during the three months ended June 30, 2017.
Venezuela deconsolidation charge
During the three months ended June 30, 2017, we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during the three months ended June 30, 2018.
Research and development expenses
Research and development expense increased $1.6 million, or 9.8%, to $18.0 million for the three months ended June 30, 2018 compared to $16.4 million for the three months ended June 30, 2017. This increase was primarily driven by impacts from acquisitions of $2.2 million and unfavorable impacts of currency exchange from the strengthening of the Euro and Chinese Renminbi against the U.S. dollar of 4.9%, which were partially offset by overall reduced spend.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $5.5 million, or 23.1%, to $29.3 million for the three months ended June 30, 2018 compared to $23.8 million for the three months ended June 30, 2017. This increase was attributable to amortization of the definite-lived intangible assets acquired from our recent acquisitions, combined with the impacts of the strengthening of the Euro compared to the U.S. dollar.
Interest expense, net
Interest expense, net increased $3.7 million, or 10.4%, to $39.3 million for the three months ended June 30, 2018 compared to $35.6 million for the three months ended June 30, 2017. The increase was primarily driven by the strengthening of the Euro compared to the U.S. dollar, the increase in LIBOR over the comparable period and the incremental principal from the 2017 refinancings which resulted in interest for only part of the three months ended June 30, 2017 compared to a full three months of interest in June 30, 2018. These increases were partially offset by the impacts of our principal pay down and the refinancing of our indebtedness during 2017 and 2018, which reduced the overall interest rates of our debt portfolio, as well as the impacts of our derivative instruments.
Other expense, net
Other expense, net decreased $13.2 million from $21.3 million for the three months ended June 30, 2017 to $8.1 million for the three months ended June 30, 2018. This decrease relates primarily to a reduction in exchange losses, net of $1.7 million during the three months ended June 30, 2018 as compared to $6.0 million for the three months ended June 30, 2017, resulting in a $4.3 million decrease. Furthering the decrease is related to the loses on debt extinguishment and refinancing related costs as $8.4 million was incurred during the three months ended June 30, 2018 compared to $12.4 million incurred during the three months ended June 30, 2017.
Provision for income taxes
We recorded an income tax provision of $22.0 million for the three months ended June 30, 2018, which represents a 22.2% effective tax rate in relation to income before income taxes of $99.1 million. The effective tax rate for the three months ended June 30, 2018 differs from the U.S. Federal statutory rate by 1.2%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, Germany, Luxembourg and Switzerland, which had a net favorable impact of $17.0 million and current year excess tax benefits related to stock-based compensation of $1.8 million. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $11.3 million, non-deductible expenses and interest of $2.0 million and we recognized expense of $3.7 million associated with currency exchange losses.

We recorded an income tax provision of $9.5 million for the three months ended June 30, 2017, which represents a 101.1% effective tax rate in relation to losses before income taxes of $9.4 million. The effective tax rate for the three months ended June 30, 2017 differs from the U.S. Federal statutory rate by 136.1%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $16.8 million, current year excess tax benefits related to stock-based compensation of $3.1 million and we recognized a benefit of $0.5 million associated with currency exchange losses. Furthermore, we recorded a deferred tax asset of $16.8 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.9 million and non-deductible expenses and interest of $4.1 million. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017
The following table was derived from the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 included elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(In millions)	2018	2017
Net sales	$2,372.3	$2,096.3
Other revenue	11.9	12.0
Total revenue	2,384.2	2,108.3
Cost of goods sold	1,569.8	1,331.4
Selling, general and administrative expenses	452.4	470.6
Venezuela deconsolidation charge	—	70.9
Research and development expenses	37.3	32.0
Amortization of acquired intangibles	58.2	45.5
Income from operations	266.5	157.9
Interest expense, net	78.7	71.4
Other expense, net	5.9	20.1
Income before income taxes	181.9	66.4
Provision for income taxes	33.8	19.4
Net income	148.1	47.0
Less: Net income attributable to noncontrolling interests	3.3	3.7
Net income attributable to controlling interests	$144.8	$43.3
Net sales
Net sales increased $276.0 million, or 13.2%, to $2,372.3 million for the six months ended June 30, 2018, compared to net sales of $2,096.3 million for the six months ended June 30, 2017. Our net sales increase for the six months ended June 30, 2018 was due to increases in sales volumes of 7.4% across all regions. Recent acquisitions contributed 6.9% to the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by pricing concessions to select customers within the Transportation Coatings segment and contributed to a net increase of 1.4%. Favorable currency translation contributed to a further increase of net sales of 4.4% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar.
Other revenue
Other revenue remained relatively consistent at $11.9 million for the six months ended June 30, 2018 compared to $12.0 million for the six months ended June 30, 2017 primarily driven by slight declines in service revenues, slightly offset by the impacts of the strengthening Euro compared to the U.S. dollar.
Cost of sales
Cost of sales increased $238.4 million, or 17.9%, to $1,569.8 million for the six months ended June 30, 2018 compared to $1,331.4 million for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 resulted primarily from higher volumes of 7.4%, which include the impacts from acquisitions, and unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 3.8% increase. Cost of sales as a percentage of net sales increased to 66.2% for the six months ended June 30, 2018 compared to 63.5% for the six months ended June 30, 2017 primarily related to an increase in raw material pricing pressures across both segments that contributed to a 3.3% increase in cost of sales. Furthering these increases were impacts of the new revenue standard which resulted in an increase in cost of sales of $30.6 million, or 2.2%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $18.2 million, or 3.9%, to $452.4 million for the six months ended June 30, 2018 compared to $470.6 million for the six months ended June 30, 2017. The decrease is primarily driven by the benefit resulting from the adoption of the new revenue standard which resulted in a decrease of $28.4 million, or 6.0%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Furthering the decrease was $14.1 million of costs related to our cost savings initiatives and acquisition-related costs incurred during the six months ended June 30, 2017 for which there were no corresponding costs incurred during the six months ended June 30, 2018.
Slightly offsetting the decrease were unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 4.6% increase, and the impacts from acquisitions of $6.2 million as a result of a full six months of costs incurred during the six months ended June 30, 2018 compared to only a part of the six months ended June 30, 2017.
Venezuela deconsolidation charge
During the six months ended June 30, 2017 we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during the six months ended June 30, 2018.
Research and development expenses
Research and development expenses increased $5.3 million, or 16.6%, to $37.3 million for the six months ended June 30, 2018 compared to $32.0 million for the six months ended June 30, 2017. This increase was primarily driven by the impacts from acquisitions of $5.4 million and unfavorable impacts of currency exchange from the strengthening of the Euro and Chinese Renminbi against the U.S. dollar of 8.5%, which were partially offset by overall reduced spend.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $12.7 million, or 27.9%, to $58.2 million for the six months ended June 30, 2018 compared to $45.5 million for the six months ended June 30, 2017. This increase was attributable to amortization of the definite-lived intangible assets from our acquisitions, combined with the impacts of the strengthening of the Euro against the U.S. dollar.
Interest expense, net
Interest expense, net increased $7.3 million, or 10.2%, to $78.7 million for the six months ended June 30, 2018 compared to $71.4 million for the six months ended June 30, 2017. The increase was primarily driven by the strengthening of the Euro compared to the U.S. dollar, the increase in LIBOR over the comparable period and the incremental principal from the 2017 refinancings which resulted in interest for only part of the six months ended June 30, 2017 compared to a full six months of interest for the six months ended June 30, 2018. These increases were partially offset by the impacts of our principal pay down and the refinancing of our indebtedness during 2017 and 2018, which reduced the overall interest rates of our debt portfolio, as well as the impacts of our derivative instruments.
Other expense, net
Other expense, net decreased $14.2 million to $5.9 million for the six months ended June 30, 2018 compared to $20.1 million for the six months ended June 30, 2017. This decrease relates primarily to a reduction in exchange losses, net of $1.7 million during the six months ended June 30, 2018 as compared to $4.8 million for the six months ended June 30, 2017, resulting in a $3.1 million decrease. Furthering the decrease was the reduction in losses on debt extinguishment and refinancing related costs as $8.4 million was incurred during the six months ended June 30, 2018 compared to $12.4 million incurred during the six months ended June 30, 2017.
Provision for income taxes
We recorded an income tax provision of $33.8 million for the six months ended June 30, 2018, which represents a 18.6% effective tax rate in relation to the income before income taxes of $181.9 million. The effective tax rate for the six months ended June 30, 2018 differs from the U.S. Federal statutory rate by 2.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, Germany, Luxembourg and Switzerland, which had a net favorable impact of $21.3 million, current year excess tax benefits related to stock-based compensation of $4.1 million and we recognized a benefit of $0.3 million associated with currency exchange losses. Additionally, we recorded a $12.4 million benefit to revise the provisional charge reported in the 2017 Annual Report on Form 10-K related to the U.S. TCJA based on additional guidance released by the Department of the Treasury. These adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $12.7 million, unrecognized tax benefits of $7.2 million and non-deductible expenses and interest of $5.1 million.

We recorded a provision for income taxes of $19.4 million for the six months ended June 30, 2017, which represents a 29.2% effective tax rate in relation to the income before income taxes of $66.4 million. The effective tax rate for the six months ended June 30, 2017 differs from the U.S. Federal statutory rate by 5.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $28.0 million, current year excess tax benefits related to stock-based compensation of $8.9 million and we recognized a benefit of $7.7 million associated with currency exchange losses. Furthermore, we recorded a deferred tax asset of $16.8 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $7.9 million and non-deductible expenses and interest of $7.8 million. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.

SEGMENT RESULTS
Three months ended June 30, 2018 compared to the three months ended June 30, 2017
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,
(In millions)	2018	2017
Net Sales
Performance Coatings	$784.5	$662.9
Transportation Coatings	422.0	425.6
Total	$1,206.5	$1,088.5
Segment Adjusted EBITDA
Performance Coatings	$176.5	$146.8
Transportation Coatings	71.1	80.4
Total	$247.6	$227.2
Performance Coatings Segment
Net sales increased $121.6 million, or 18.3%, to $784.5 million for the three months ended June 30, 2018 compared to net sales of $662.9 million for the three months ended June 30, 2017. The increase in net sales for the three months ended June 30, 2018 was primarily driven by a 10.6% increase in sales volumes across both end-markets inclusive of a 9.2% benefit from acquisitions. This growth was also driven by higher average selling prices which increased net sales by 4.8%, and favorable impacts of currency exchange related to the strengthening of the Euro and certain currencies within Asia, which contributed to a 2.9% increase in net sales.
Adjusted EBITDA increased $29.7 million, or 20.2%, to $176.5 million for the three months ended June 30, 2018 compared to Adjusted EBITDA of $146.8 million for the three months ended June 30, 2017. The increase in Adjusted EBITDA for the three months ended June 30, 2018 was primarily driven by increases in sales volumes, including the impacts of our recent acquisitions, higher average selling prices, and favorable impacts of the strengthening Euro and Chinese Renminbi compared to the U.S dollar. This increase was partially offset by higher raw material costs.
Transportation Coatings Segment
Net sales decreased $3.6 million, or 0.8%, to $422.0 million for the three months ended June 30, 2018 compared to net sales of $425.6 million for the three months ended June 30, 2017. The slight decrease in net sales for the three months ended June 30, 2018 was driven by lower than average selling prices of 2.6% primarily in our light vehicle end-market. These declines were partially offset by slight increases in sales volumes of 0.2% across both end-markets and through favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar which contributed to a 1.6% increase.
Adjusted EBITDA decreased $9.3 million, or 11.6%, to $71.1 million for the three months ended June 30, 2018 compared to Adjusted EBITDA of $80.4 million for the three months ended June 30, 2017. The decrease in Adjusted EBITDA in the three months ended June 30, 2018 was driven by lower average selling prices, higher raw material costs and unfavorable impacts of the weakening of certain currencies within Latin America compared to the U.S dollar, which were partially offset by increases in sales volumes across both end-markets and slightly lower operating costs.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Six Months Ended June 30,
(In millions)	2018	2017
Net Sales
Performance Coatings	$1,513.2	$1,249.3
Transportation Coatings	859.1	847.0
Total	$2,372.3	$2,096.3
Segment Adjusted EBITDA
Performance Coatings	$319.7	$263.7
Transportation Coatings	147.9	166.6
Total	$467.6	$430.3
Performance Coatings Segment
Net sales increased $263.9 million, or 21.1%, to $1,513.2 million for the six months ended June 30, 2018 compared to net sales of $1,249.3 million for the six months ended June 30, 2017. The increase in net sales for the six months ended June 30, 2018 was primarily driven by a 12.0% increase in sales volumes across both end-markets, inclusive of an 11.6% benefit from acquisitions. Further contributing to the increase was higher average selling prices of 4.1% and the favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar, which contributed to a 5.0% increase.
Adjusted EBITDA increased $56.0 million, or 21.2%, to $319.7 million for the six months ended June 30, 2018 compared to Adjusted EBITDA of $263.7 million for the six months ended June 30, 2017. The increase in Adjusted EBITDA in the six months ended June 30, 2018 was primarily driven by increases in sales volumes, including the impacts of our recent acquisitions, higher average selling prices and favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S dollar, which were partially offset by higher variable costs.
Transportation Coatings Segment
Net sales increased $12.1 million, or 1.4%, to $859.1 million for the six months ended June 30, 2018 compared to net sales of $847.0 million for the six months ended June 30, 2017. The increase in net sales for the six months ended June 30, 2018 was driven by favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar which contributed to a 3.3% increase, as well as increases in sales volumes of 0.7% across both end-markets, partially offset by lower average selling prices which resulted in declines of 2.6%.
Adjusted EBITDA decreased $18.7 million, or 11.2%, to $147.9 million for the six months ended June 30, 2018 compared to Adjusted EBITDA of $166.6 million for the six months ended June 30, 2017. The decrease in Adjusted EBITDA in the six months ended June 30, 2018 was driven by lower average selling prices combined with higher variable costs. These decreases were partially offset by increases in sales volumes and favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S dollar.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2018, availability under the Revolving Credit Facility was $356.8 million, net of $43.2 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At June 30, 2018, we had $15.4 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $2.9 million.
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
Cash Flows
Six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by (used for):
Operating activities:
Net income	$148.1	$47.0
Depreciation and amortization	182.1	167.3
Amortization of deferred financing costs and original issue discount	3.9	4.2
Debt extinguishment	8.4	12.4
Deferred income taxes	4.0	(12.9)
Realized and unrealized foreign exchange (gains) losses, net	6.1	(2.4)
Stock-based compensation	18.1	21.3
Asset impairment	—	3.2
Loss on deconsolidation of Venezuela	—	70.9
Other non-cash items	3.5	2.8
Net income adjusted for non-cash items	374.2	313.8
Changes in operating assets and liabilities	(253.2)	(219.7)
Operating activities	121.0	94.1
Investing activities	(174.4)	(595.3)
Financing activities	(157.3)	437.3
Effect of exchange rate changes on cash	(8.4)	10.8
Net decrease in cash and cash equivalents	$(219.1)	$(53.1)
Six months ended June 30, 2018
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2018 was $121.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $374.2 million. This was partially offset by net uses of working capital of $253.2 million. The most significant drivers of the uses of working capital were accounts receivables of $133.5 million and prepaid expenses and other of $59.7 million, due to the seasonal increase in net sales and upfront customer incentive payments during the six months ended June 30, 2018. Other drivers of the working capital uses were other accrued liabilities of $60.6 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2018 was $174.4 million. The primary uses were for business acquisitions of $78.2 million, purchases of property, plant and equipment of $74.6 million and an investment in a non-controlling interest of $26.9 million.

Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2018 was $157.3 million. This change was driven by payments of $521.5 million to pay down short-term and long-term borrowings that includes pay down of the Euro Term Loans, purchases of treasury stock totaling $103.8 million, and payments of $11.4 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions, and dividends to noncontrolling interests. These payments were offset by net proceeds of $468.9 million relating to the refinancing of our Dollar Term Loans and cash received from stock option exercises of $10.5 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2018 were unfavorable by $8.4 million, which was driven primarily by the Euro and Chinese Renminbi.
Six months ended June 30, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $94.1 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $313.8 million. This was partially offset by net uses of working capital of $219.7 million. The most significant drivers of the uses of working capital were accounts receivables of $128.9 million and other assets of $60.9 million, due to the seasonal increase in net sales and upfront customer incentive payments during the six months ended June 30, 2017. Other drivers of the working capital uses were other accrued liabilities of $13.4 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits.
Net Cash Used for Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $595.3 million. This use was driven by business acquisitions of $533.3 million, purchases of property, plant and equipment of $57.4 million and reduction of cash due to Venezuela deconsolidation of $4.3 million.
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
Financial Condition
We had cash and cash equivalents at June 30, 2018 and December 31, 2017 of $551.1 million and $769.8 million, respectively. Of these balances, $379.3 million and $398.9 million were maintained in non-U.S. jurisdictions as of June 30, 2018 and December 31, 2017, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	June 30, 2018	December 31, 2017
2024 Dollar Term Loans	$2,423.9	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	387.1	399.7
2025 Euro Senior Notes	520.0	536.9
Short-term and other borrowings	98.1	94.8
Unamortized original issue discount	(13.7)	(9.1)
Unamortized deferred financing costs	(33.3)	(39.2)
	$3,882.1	$3,915.6
Less:
Short-term borrowings	$15.6	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,842.2	$3,877.9
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 16 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $356.8 million and $364.5 million at June 30, 2018 and December 31, 2017, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
In April 2018, we entered into the sixth amendment to the Credit Agreement (the "Sixth Amendment"), which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans.
Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $10 million.
Contractual Obligations
Information related to our contractual obligations can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the Company’s contractual obligations since December 31, 2017.
Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2018.

(In millions)
Remainder of 2018	$28.4
2019	26.1
2020	25.2
2021	25.2
2022	52.0
Thereafter	3,756.6
Total	$3,913.5
The table above excludes $15.6 million of debt associated with our sale-leaseback financings that will not be settled with cash.

Off-Balance Sheet Arrangements
See Note 7 "Commitments and Contingencies" to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through the share repurchase program for the three months ended June 30, 2018:

(in thousands, except per share data)
Month	Total Number of Shares Purchased[1]	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement[2]
April 2018	723.3	$29.96	723.3	$591,617.9
May 2018	1,710.5	31.21	1,592.3	541,937.9
June 2018	834.4	30.40	834.4	516,569.4
Total	3,268.2	$30.73	3,150.0	$516,569.4
1 These amounts include share repurchases pursuant to the Company's 2014 Incentive Award Plan (the "2014 Plan") and applicable award agreements, under which participants may request the Company to withhold or may tender to the Company shares as satisfaction of applicable tax withholding on the vesting of restricted stock and performance stock. Shares so withheld or tendered will have been repurchased pursuant to the terms of the 2014 Plan and applicable award agreements and not pursuant to publicly announced share repurchase programs.
2 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $96.7 million of our common shares during the three months ended June 30, 2018 and $61.7 million repurchases in prior periods. At June 30, 2018, the Company had remaining authorization to repurchase $516.6 million of shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.67	Form of Indemnification and Advancement Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

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

AXALTA COATING SYSTEMS LTD.

Date:	July 26, 2018	By: /s/ Charles W. Shaver
Charles W. Shaver
Chairman of the Board and Chief Executive Officer

Date:	July 26, 2018	By: /s/ Robert W. Bryant
Robert W. Bryant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2018	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President, Corporate Finance and Global Controller
(Principal Accounting Officer)