Form 10-Q
period 2018-09-30
Axalta Coating Systems Ltd.
filed 2018-10-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of October 19, 2018, there were 238,715,154 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$1,139.3	$1,091.8	$3,511.6	$3,188.1
Other revenue	6.7	4.5	18.6	16.5
Total revenue	1,146.0	1,096.3	3,530.2	3,204.6
Cost of goods sold	759.1	702.5	2,328.9	2,033.9
Selling, general and administrative expenses	293.4	246.5	745.8	717.1
Venezuela deconsolidation charge	—	—	—	70.9
Research and development expenses	17.0	16.6	54.3	48.6
Amortization of acquired intangibles	28.7	26.8	86.9	72.3
Income from operations	47.8	103.9	314.3	261.8
Interest expense, net	39.8	37.7	118.5	109.1
Other expense, net	5.5	7.8	11.4	27.9
Income before income taxes	2.5	58.4	184.4	124.8
Provision for income taxes	14.1	2.1	47.9	21.5
Net income (loss)	(11.6)	56.3	136.5	103.3
Less: Net income attributable to noncontrolling interests	1.5	1.4	4.8	5.1
Net income (loss) attributable to controlling interests	$(13.1)	$54.9	$131.7	$98.2
Basic net income (loss) per share	$(0.05)	$0.23	$0.55	$0.41
Diluted net income (loss) per share	$(0.05)	$0.22	$0.54	$0.40
Basic weighted average shares outstanding	238.7	240.7	239.9	240.5
Diluted weighted average shares outstanding	238.7	245.8	244.2	246.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(11.6)	$56.3	$136.5	$103.3
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(17.6)	21.5	(86.9)	89.3
Unrealized gain (loss) on securities	—	0.2	—	(0.1)
Unrealized gain (loss) on derivatives	3.6	0.2	16.2	(1.1)
Unrealized gain (loss) on pension plan obligations	0.6	(0.3)	(0.7)	9.0
Other comprehensive income (loss), before tax	(13.4)	21.6	(71.4)	97.1
Income tax provision (benefit) related to items of other comprehensive income (loss)	0.6	(0.6)	2.3	2.0
Other comprehensive income (loss), net of tax	(14.0)	22.2	(73.7)	95.1
Comprehensive income (loss)	(25.6)	78.5	62.8	198.4
Less: Comprehensive income attributable to noncontrolling interests	0.3	1.4	1.7	6.1
Comprehensive income (loss) attributable to controlling interests	$(25.9)	$77.1	$61.1	$192.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$588.1	$769.8
Restricted cash	2.8	3.1
Accounts and notes receivable, net	958.2	870.2
Inventories	618.6	608.6
Prepaid expenses and other	128.5	63.9
Total current assets	2,296.2	2,315.6
Property, plant and equipment, net	1,325.0	1,388.6
Goodwill	1,248.0	1,271.2
Identifiable intangibles, net	1,388.1	1,428.2
Other assets	503.5	428.6
Total assets	$6,760.8	$6,832.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$533.5	$554.9
Current portion of borrowings	42.5	37.7
Other accrued liabilities	455.3	489.6
Total current liabilities	1,031.3	1,082.2
Long-term borrowings	3,852.0	3,877.9
Accrued pensions	271.0	279.1
Deferred income taxes	149.3	152.9
Other liabilities	111.1	32.3
Total liabilities	5,414.7	5,424.4
Commitments and contingencies (Note 7)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 246.7 and 243.9 shares issued at September 30, 2018 and December 31, 2017, respectively	245.1	242.4
Capital in excess of par	1,399.4	1,354.5
Retained earnings (Accumulated deficit)	123.2	(21.4)
Treasury shares, at cost 7.1 and 2.0 shares at September 30, 2018 and December 31, 2017, respectively	(211.9)	(58.4)
Accumulated other comprehensive loss	(312.4)	(241.0)
Total Axalta shareholders’ equity	1,243.4	1,276.1
Noncontrolling interests	102.7	131.7
Total shareholders’ equity	1,346.1	1,407.8
Total liabilities and shareholders’ equity	$6,760.8	$6,832.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$136.5	$103.3
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	274.9	255.9
Amortization of deferred financing costs and original issue discount	5.8	6.1
Debt extinguishment and refinancing related costs	8.4	13.0
Deferred income taxes	(1.8)	(21.7)
Realized and unrealized foreign exchange (gains) losses, net	16.2	(1.4)
Stock-based compensation	27.5	30.5
Asset impairments	—	7.6
Loss on deconsolidation of Venezuela	—	70.9
Net interest income on swaps designated as net investment hedges	(5.9)	—
Other non-cash, net	(3.9)	6.9
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(119.5)	(44.5)
Inventories	(51.8)	(37.6)
Prepaid expenses and other	(127.9)	(79.9)
Accounts payable	45.4	34.2
Other accrued liabilities	(33.6)	(27.8)
Other liabilities	75.2	(9.1)
Cash provided by operating activities	245.5	306.4
Investing activities:
Acquisitions	(79.2)	(559.3)
Investment in non-controlling interest	(26.9)	—
Purchase of property, plant and equipment	(109.5)	(87.2)
Reduction of cash due to Venezuela deconsolidation	—	(4.3)
Purchase of intangibles	—	(0.5)
Net interest proceeds on swaps designated as net investment hedges	5.9	—
Other investing activities	5.2	4.6
Cash used for investing activities	(204.5)	(646.7)
Financing activities:
Proceeds from long-term borrowings	468.9	456.4
Payments on short-term borrowings	(33.8)	(7.0)
Payments on long-term borrowings	(505.1)	(12.4)
Financing-related costs	(4.9)	(9.9)
Dividends paid to noncontrolling interests	(1.0)	(2.7)
Purchase of treasury stock	(147.8)	(58.4)
Proceeds from option exercises	17.2	19.9
Deferred acquisition-related consideration	(6.0)	(5.2)
Cash (used for) provided by financing activities	(212.5)	380.7
Decrease in cash	(171.5)	40.4
Effect of exchange rate changes on cash	(10.5)	13.5
Cash at beginning of period	772.9	538.1
Cash at end of period	$590.9	$592.0

Cash at end of period reconciliation:
Cash and cash equivalents	$588.1	$588.9
Restricted cash	2.8	3.1
Cash at end of period	$590.9	$592.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2018 and December 31, 2017, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for a full year.
Accounting Standards - Reclassifications
During the nine months ended September 30, 2018, we adopted various accounting standards that had impacts to the accompanying condensed consolidated financial statements, one of which resulted in reclassifications to amounts previously reported for the three and nine months ended September 30, 2017. Refer to Note 2 for further information.
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
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits," which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension costs to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. On January 1, 2018 we retrospectively adopted this standard, which resulted in a reclassification on the condensed consolidated statements of operations of a benefit of $0.1 million and a loss of $0.4 million for the three and nine months ended September 30, 2017, respectively, from income from operations to other expense, net.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

In February 2016, the FASB issued ASU 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognize, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or "ROU") and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We will adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. As a result, historical financial information will not be updated and the disclosures required under the new standard will not be provided as of and for periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, meaning we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases (leases with a term of less than 12 months from lease commencement) of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for certain leases, including our leases of vehicles and equipment.
The Company is in process of implementing an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We are in process of reviewing our lease arrangements, as well as working through implementation steps and assessing our procedural and policy requirements and impacts to our internal controls. At a minimum, in the period the ASU is adopted, in addition to the expanded disclosures regarding leases, total assets and total liabilities will increase as a result of the recognized new ROU assets and lease liabilities for our equipment, vehicle and real estate operating leases, and our leases accounted for as sale-leaseback financing transactions will be derecognized and accounted for as a lease upon adoption.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The timing of payments associated with the above arrangements may differ from the timing associated with the satisfaction of our performance obligations. The period between the satisfaction of the performance obligation and the receipt of payment is dependent on terms and conditions specific to the customers. For transactions in which we expect, at contract inception, the period between the transfer of our products or services to our customer and when the customer pays for that good or service to be greater than one year, we adjust the promised amount of consideration for the effects of any significant financing components.
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At September 30, 2018 and December 31, 2017, the total carrying value of BIPs were $194.6 million and $173.0 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, $16.8 million and $49.9 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations, while $16.0 million and $49.0 million were amortized during the three and nine months ended September 30, 2017, respectively.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at September 30, 2018 and January 1, 2018 were $46.3 million and $41.7 million, respectively.
The arrangements discussed above that have changed under the new revenue standard have resulted in a difference in timing of revenue recognition and classification of associated costs compared with historical U.S. GAAP. In addition to the application of the modified retrospective method to open contracts at the date of adoption (discussed in Note 2), we have applied certain other policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions. Other practical expedients associated with the new revenue standard were assessed by management and concluded to be not applicable, including the application of a portfolio approach, costs to obtain a contract, existence of significant financing components, contract modifications and right to invoice.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables summarizes the impact to our condensed consolidated statements of operations and balance sheets in accordance with the new revenue standard:

	For the three months ended September 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$1,139.3	$1,137.6	$1.7
Cost of goods sold	759.1	741.1	18.0
Selling, general and administrative expenses	293.4	310.3	(16.9)
Provision for income taxes	14.1	14.0	0.1
Net income (loss)	(11.6)	(12.1)	0.5
Less: Net income attributable to noncontrolling interests	1.5	1.6	(0.1)
Net income (loss) attributable to controlling interests	$(13.1)	$(13.7)	$0.6

	For the nine months ended September 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$3,511.6	$3,505.7	$5.9
Cost of goods sold	2,328.9	2,280.3	48.6
Selling, general and administrative expenses	745.8	791.1	(45.3)
Provision for income taxes	47.9	47.4	0.5
Net income	136.5	134.4	2.1
Less: Net income attributable to noncontrolling interests	4.8	4.7	0.1
Net income attributable to controlling interests	$131.7	$129.7	$2.0

	At September 30, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Assets
Inventories	$618.6	$643.9	$(25.3)
Prepaid expenses and other	128.5	82.2	46.3
Other assets	503.5	505.8	(2.3)

Liabilities
Other accrued liabilities	$455.3	$453.6	$1.7
Deferred income taxes	149.3	146.2	3.1

Equity
Retained earnings	$123.2	$109.1	$14.1
Accumulated other comprehensive loss	(312.4)	(312.0)	(0.4)
Noncontrolling interests	102.7	102.5	0.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(4)    ACQUISITIONS
Acquisition of The Valspar Corporation's North American Industrial Wood Coatings Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to working capital adjustments. No material adjustments were recorded during the nine months ended September 30, 2018, as we finalized our purchase accounting during the respective measurement period, one year following the closing date. After all required adjustments, the Company paid an aggregate purchase price of $430.3 million, which was comprised of the following:

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
Supplemental Pro Forma Information
The following supplemental pro forma information represents the results of operations as if the Company had acquired the Industrial Wood business on January 1, 2016:

For the nine months ended
(in millions, except per share data)	September 30, 2017
Net sales	$3,289.4
Net income	108.8
Net income attributable to controlling interests	103.7
Net income per share (Basic)	0.43
Net income per share (Diluted)	0.42
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
Other Acquisitions
During the nine months ended September 30, 2018, we successfully completed four strategic acquisitions, including two based in Asia Pacific and two based in North America, all of which operate within our Performance Coatings segment ("2018 Acquisitions"). Our 2018 aggregate spending for these acquisitions for the three and nine months ended September 30, 2018 was $1.0 million and $76.4 million, respectively. The overall impacts to our condensed consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2018 Acquisitions was $61.6 million, comprised primarily of technology and customer relationship assets, which will be amortized over a weighted average term of approximately 9 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At September 30, 2018, for the 2018 Acquisitions treated as business combinations and any business combination completed after September 30, 2017, we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
In addition, during the nine months ended September 30, 2018, pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
(5)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2017 to September 30, 2018 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2017	$1,189.2	$82.0	$1,271.2
Purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation	(21.5)	(1.5)	(23.0)
September 30, 2018	$1,167.5	$80.5	$1,248.0
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$552.4	$(250.9)	$301.5	10.4
Trademarks - indefinite-lived	273.5	—	273.5	Indefinite
Trademarks - definite-lived	102.1	(22.6)	79.5	15.8
Customer relationships	934.8	(212.4)	722.4	19.1
Other	17.2	(6.0)	11.2	4.8
Total	$1,880.0	$(491.9)	$1,388.1

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$498.0	$(213.6)	$284.4	10.5
Trademarks—indefinite-lived	277.2	—	277.2	Indefinite
Trademarks—definite-lived	102.6	(17.7)	84.9	15.9
Customer relationships	945.1	(176.8)	768.3	19.0
Other	16.6	(3.2)	13.4	4.8
Total	$1,839.5	$(411.3)	$1,428.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2018 and each of the succeeding five years is:

Remainder of 2018	$28.8
2019	115.3
2020	115.1
2021	114.4
2022	112.2
2023	72.0
(6)    RESTRUCTURING
In accordance with the applicable guidance for Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when it was considered probable that employees were entitled to termination benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our productivity initiatives, including our transition to a standalone entity and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. During the three and nine months ended September 30, 2018, we recorded restructuring costs, net of changes to estimates that resulted in benefits, of $81.4 million and $79.9 million, respectively. During the three and nine months ended September 30, 2017, we incurred restructuring costs of $6.2 million and $7.6 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be substantially completed within 12 to 24 months from the balance sheet date.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2017 to September 30, 2018:

2018 Activity
Balance at December 31, 2017	$71.5
Expenses, net of changes to estimates	79.9
Payments made	(41.2)
Foreign currency translation	0.3
Balance at September 30, 2018	$110.5
Restructuring charges incurred during 2018 and 2017 included actions to reduce operational costs through activities to rationalize our manufacturing footprint, including the impacts from the anticipated closure of our Mechelen, Belgium manufacturing facility announced during the three months ended September 30, 2018. Severance costs specifically associated with the anticipated closure amounted to $70.6 million for the three and nine months ended September 30, 2018. Manufacturing assets were also assessed, including assessment of assets totaling $55.8 million (€47.7 million) at our Mechelen, Belgium manufacturing facility, and as a result, useful lives of the assets were truncated. The impacts to earnings from accelerated depreciation resulting from our manufacturing footprint assessments for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, were $4.2 million, $4.2 million, zero and $4.3 million, respectively, and were recorded to cost of goods sold. During the three and nine months ended September 30, 2017, we also recorded impairment losses of $4.4 million and $7.6 million, respectively, associated with these manufacturing facilities based on market price estimates recorded within other expense, net.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(7)    COMMITMENTS AND CONTINGENCIES
Sale-Leaseback Obligations
We have three lease arrangements that are treated as sale-leaseback financing transactions. The lessors' building costs are depreciated over an estimated useful life beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to all transactions during the rental term at September 30, 2018:

Sale-leaseback obligations
Remainder of 2018	$1.3
2019	5.3
2020	5.4
2021	5.4
2022	5.7
Thereafter	82.5
Total minimum payments	$105.6
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At September 30, 2018 and December 31, 2017, we had outstanding bank guarantees of $13.8 million and $15.2 million, respectively, which expire between 2018 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at September 30, 2018 and December 31, 2017.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.2	$2.2	$6.7	$6.4
Interest cost	3.2	3.3	10.0	10.0
Expected return on plan assets	(3.9)	(3.7)	(12.2)	(10.7)
Amortization of actuarial loss, net	0.3	0.3	0.9	1.1
Amortization of prior service credit, net	—	—	(0.1)	—
Net periodic benefit cost	$1.8	$2.1	$5.3	$6.8
(9)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2018, we recognized $9.4 million and $27.5 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $1.8 million and $5.2 million for the three and nine months ended September 30, 2018, respectively. Forfeitures are recorded in the period they occur.
During the three and nine months ended September 30, 2017, we recognized $9.2 million and $30.5 million, respectively, in stock-based compensation expense which was allocated to cost of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized a tax benefit of $2.8 million and $9.1 million for the three and nine months ended September 30, 2017, respectively.
2018 Activity
In February 2018, we granted non-qualified service-based stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units to certain employees and directors. All awards were granted under the Company's 2014 Incentive Award Plan (the "2014 Plan"). A summary of award activity by type for the nine months ended September 30, 2018 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2018	8.1	$16.54
Granted	1.1	29.75
Exercised	(1.6)	10.54
Forfeited	(0.2)	29.62
Outstanding at September 30, 2018	7.4	$19.50
Vested and expected to vest at September 30, 2018	7.4	$19.50	$75.1	6.36
Exercisable at September 30, 2018	5.5	$16.39	$73.4	5.54
Cash received by the Company upon exercise of options for the nine months ended September 30, 2018 was $17.2 million. Tax benefits on these exercises were $6.3 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At September 30, 2018, there is $7.2 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.7 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	1.9	$29.32
Granted	1.0	30.12
Vested	(1.1)	30.16
Forfeited	(0.1)	29.24
Outstanding at September 30, 2018	1.7	$29.26
Tax benefits on the vesting of restricted stock during the nine months ended September 30, 2018 were $0.2 million.
At September 30, 2018, there is $28.0 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2018	0.6	$31.17
Granted	0.3	33.77
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2018	0.9	$31.97
At September 30, 2018, there is $13.5 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 1.9 years.
(10)    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Foreign exchange losses, net	$7.0	$3.5	$8.7	$8.3
Impairments of property	—	4.4	—	7.6
Debt extinguishment and refinancing related costs	—	0.6	8.4	13.0
Other miscellaneous income, net	(1.5)	(0.7)	(5.7)	(1.0)
Total	$5.5	$7.8	$11.4	$27.9
Debt extinguishment and refinancing related costs include third-party fees incurred in conjunction with the refinancing of the Dollar Term Loans during 2017 and 2018, as well as the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts associated with the 2023 Euro Term Loans for the nine months ended September 30, 2018, as discussed further in Note 16.
(11)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017
Effective Tax Rate	26.0%	17.2%
The higher effective tax rate for the nine months ended September 30, 2018 was primarily due to the unfavorable impact associated with the financial impacts surrounding the anticipated closure of our Belgium manufacturing facility and a decrease in excess tax benefits related to stock-based compensation of $6.5 million compared with $11.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“U.S. TCJA”) was enacted into law and as a result we recorded a provisional tax charge at December 31, 2017 of $107.8 million. As of September 30, 2018, we have reviewed additional guidance released by the Department of the Treasury and reduced the tax charge by $12.4 million related to the realizability of certain interest carryforwards. Our net provisional tax charge recorded to date is based on our present understanding of the U.S. TCJA and may be further adjusted as additional guidance is released. The benefit related to the reduction to the U.S. TCJA provisional tax charge was largely offset by the impact of tax discrete items for the nine months ended September 30, 2018 related to other tax initiatives.
The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, unrecognized tax benefits, non-deductible expenses and interest and the unfavorable impact associated with the financial impacts surrounding the anticipated closure of our Belgium manufacturing facility. These adjustments were offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, currency exchange losses, revisions to the provisional charge related to the U.S. TCJA discussed above and current year excess tax benefits related to stock-based compensation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income (loss) to common shareholders	$(13.1)	$54.9	$131.7	$98.2
Basic weighted average shares outstanding	238.7	240.7	239.9	240.5
Diluted weighted average shares outstanding	238.7	245.8	244.2	246.2
Net income (loss) per common share:
Basic net income (loss) per share	$(0.05)	$0.23	$0.55	$0.41
Diluted net income (loss) per share	$(0.05)	$0.22	$0.54	$0.40
The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2018 were 8.8 million and 2.6 million, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2017 were 1.9 million and 1.8 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2018	December 31, 2017
Accounts receivable - trade, net	$834.3	$748.2
Notes receivable	29.1	29.4
Other	94.8	92.6
Total	$958.2	$870.2
Accounts and notes receivable are carried at amounts that approximate fair value. Accounts receivable - trade, net are net of allowances of $15.7 million and $15.9 million at September 30, 2018 and December 31, 2017, respectively. Bad debt expense, within selling, general and administration expenses for the three and nine months ended September 30, 2018, was $0.6 million and $1.5 million, respectively, and $0.9 million and $3.3 million for the three and nine months ended September 30, 2017, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(14)    INVENTORIES

	September 30, 2018	December 31, 2017
Finished products	$331.8	$347.5
Semi-finished products	109.5	95.5
Raw materials and supplies	177.3	165.6
Total	$618.6	$608.6
Stores and supplies inventories of $21.5 million and $20.8 million at September 30, 2018 and December 31, 2017, respectively, were valued under the weighted average cost method.
(15) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $45.5 million and $134.7 million for the three and nine months ended September 30, 2018, respectively, and $43.3 million and $131.3 million for the three and nine months ended September 30, 2017, respectively.

	September 30, 2018	December 31, 2017
Property, plant and equipment	$2,226.4	$2,193.6
Accumulated depreciation	(901.4)	(805.0)
Property, plant, and equipment, net	$1,325.0	$1,388.6
(16)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2018	December 31, 2017
2024 Dollar Term Loans	$2,417.9	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	392.3	399.7
2025 Euro Senior Notes	526.8	536.9
Short-term and other borrowings	102.8	94.8
Unamortized original issue discount	(13.2)	(9.1)
Unamortized deferred financing costs	(32.1)	(39.2)
	$3,894.5	$3,915.6
Less:
Short-term borrowings	$18.2	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,852.0	$3,877.9
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On June 1, 2017, Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans into a new upsized tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
On April 11, 2018, Dutch B B.V. and Axalta US Holdings executed the sixth amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment repriced the 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million to $2,430.0 million. The increased principal balance of the 2024 Dollar Term Loans under the Sixth Amendment was issued at 99.750% of par or a $6.0 million discount. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. The 2024 Dollar Term Loans together with the Revolving Credit Facility, as defined herein, are referred to as the "Senior Secured Credit Facilities."
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
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of September 30, 2018, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the Revolving Credit Facility by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At September 30, 2018, the financial covenant is not applicable as there were no borrowings.

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
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At September 30, 2018 and December 31, 2017, letters of credit issued under the Revolving Credit Facility totaled $43.8 million and $35.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $356.2 million and $364.5 million at September 30, 2018 and December 31, 2017, respectively.
Significant Transactions
During the year ended December 31, 2017, we voluntarily prepaid $30.0 million in principal of the outstanding 2024 Dollar Term Loans, resulting in a loss of $0.4 million.
Significant Terms of the Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC (the "U.S. Issuer") issued $500.0 million in aggregate principal amount of 4.875% Senior Unsecured Notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% Senior Unsecured Notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively the “2024 Senior Notes”).
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2018.

Remainder of 2018	$18.5
2019	32.0
2020	25.1
2021	25.2
2022	52.0
Thereafter	3,768.6
$3,921.4
The table above excludes $18.4 million of debt associated with our sale-leaseback financings that will not be settled with cash.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(17)    FAIR VALUE ACCOUNTING
Fair value of financial instruments
Equity securities with readily determinable fair values - Balances of equity securities are recorded within other assets, with any changes in fair value recorded within other expense, net. The fair values of available for sale securities are based upon Level 1 inputs when the securities are actively traded with quoted market prices.

Long-term borrowings - The estimated fair values of these notes are based on recent trades, as reported by a third-party pricing service. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.

Derivative instruments - The Company’s interest rate caps, interest rate swaps, and cross-currency swaps are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2017 the Company recorded gains of $0.7 million and $4.6 million associated with the changes to fair value, respectively. Adjustments made to fair value were immaterial for the three and nine months ended September 30, 2018. The Company paid the remaining $8.9 million contingent consideration in the nine months ended September 30, 2018. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at September 30, 2018 and December 31, 2017.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other:
Interest rate caps (1)	$—	$4.7	$—	$4.7	$—	$—	$—	$—
Cross-currency swaps (2)	—	12.1	—	12.1	—	—	—	—
Foreign currency forward contracts (3)	—	0.1	—	0.1	—	—	—	—
Other assets:
Interest rate caps (1)	—	5.9	—	5.9	—	1.2	—	1.2
Interest rate swaps (1)	—	5.9	—	5.9	—	—	—	—
Cross-currency swaps (2)	—	0.4	—	0.4	—	—	—	—
Investment in equity securities	0.7	—	—	0.7	4.3	—	—	4.3
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	—	—	—	—	2.6	—	2.6
Foreign currency forward contracts (3)	—	—	—	—	—	0.7	—	0.7
Contingent consideration	—	—	—	—	—	—	8.9	8.9
Long-term borrowings:
2024 Dollar Senior Notes	—	501.9	—	501.9	—	524.4	—	524.4
2024 Euro Senior Notes	—	409.9	—	409.9	—	427.7	—	427.7
2025 Euro Senior Notes	—	540.7	—	540.7	—	571.8	—	571.8
2024 Dollar Term Loans	—	2,369.5	—	2,369.5	—	1,967.4	—	1,967.4
2023 Euro Term Loans	—	—	—	—	—	475.5	—	475.5
(1) Cash flow hedge
(2) Net investment hedge
(3) Derivatives not designated as hedging instruments
(18)    DERIVATIVE FINANCIAL INSTRUMENTS
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs. See Note 17 for the location and fair values of derivative instruments included in our condensed consolidated balance sheets.
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
Interest Rate Caps Designated as Cash Flow Hedges
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850.0 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600.0 million of the notional value, expire December 31, 2019 and had a deferred premium of $8.6 million at inception. The fourth interest rate cap, comprising the remaining $250.0 million of the notional value, expires December 31, 2021 and had a deferred premium of $8.1 million at inception. All deferred premiums are paid quarterly over the term of the respective interest rate caps. These interest rate caps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended June 30, 2018, we entered into three interest rate swaps with aggregate notional amounts totaling $475.0 million to hedge interest rate exposures related to variable rate borrowings under the Senior Secured Credit Facilities. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.72% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on March 31, 2023. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended June 30, 2018, we entered into three fixed-for-fixed cross-currency swaps with aggregate notional amounts totaling $475.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreements, the Company has notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €387.2 million at a weighted average interest rate of 1.95%. The cross-currency swaps are designated as net investment hedges and expire on March 31, 2023. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive (loss) income:

	September 30, 2018	December 31, 2017
Accumulated other comprehensive (loss) income (AOCI):
Interest rate caps (cash flow hedges)	(8.1)	2.0
Interest rate swaps (cash flow hedges)	(5.9)	—
Cross-currency swaps (net investment hedges)	(12.5)	—
Total accumulated other comprehensive (loss) income	$(26.5)	$2.0
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2018 and 2017 for these cash flow and net investment hedges.

		For the Three Months Ended September 30,
		2018		2017
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$(1.1)	$(0.7)	$—	$(0.1)
Interest rate swaps	Interest expense, net	(2.5)	0.5	—	—
Cross-currency swaps	Interest expense, net	5.5	(3.2)	—	—

		For the Nine Months Ended September 30,
		2018		2017
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$(11.5)	$(1.4)	$3.7	$2.6
Interest rate swaps	Interest expense, net	(5.0)	0.9	—	—
Cross-currency swaps	Interest expense, net	(18.4)	(5.9)	—	—
Over the next 12 months, we expect gains of $2.0 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings, related to our interest rate caps and interest rate swaps.
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
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at September 30, 2018 was zero.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2018	2017	2018	2017
Interest rate caps	Interest expense, net	$—	$0.2	$—	$0.6
Foreign currency forward contracts	Other expense, net	(3.0)	2.5	(7.6)	9.7

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
Our business serves four end-markets globally as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Performance Coatings
Refinish	$440.7	$395.3	$1,300.4	$1,205.1
Industrial	314.3	298.2	967.8	737.7
Total Net sales Performance Coatings	755.0	693.5	2,268.2	1,942.8
Transportation Coatings
Light Vehicle	299.2	309.7	978.1	984.0
Commercial Vehicle	85.1	88.6	265.3	261.3
Total Net sales Transportation Coatings	384.3	398.3	1,243.4	1,245.3
Total Net sales	$1,139.3	$1,091.8	$3,511.6	$3,188.1

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Three Months Ended September 30,
	2018			2017
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$755.0	$384.3	$1,139.3	$693.5	$398.3	$1,091.8
Equity in earnings in unconsolidated affiliates	0.2	—	0.2	—	0.1	0.1
Adjusted EBITDA (2)	176.4	58.3	234.7	135.1	74.4	209.5
Investment in unconsolidated affiliates	3.4	13.3	16.7	3.1	12.3	15.4

	Nine months ended September 30,
	2018			2017
	Performance Coatings	Transportation Coatings	Total	Performance Coatings	Transportation Coatings	Total
Net sales (1)	$2,268.2	$1,243.4	$3,511.6	$1,942.8	$1,245.3	$3,188.1
Equity in earnings in unconsolidated affiliates	0.3	0.3	0.6	0.2	0.3	0.5
Adjusted EBITDA (2)	496.1	206.2	702.3	398.8	241.0	639.8
Investment in unconsolidated affiliates	3.4	13.3	16.7	3.1	12.3	15.4

(1)	The Company has no intercompany sales between segments.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income before income taxes	$2.5	$58.4	$184.4	$124.8
Interest expense, net	39.8	37.7	118.5	109.1
Depreciation and amortization	92.8	88.6	274.9	255.9
EBITDA	135.1	184.7	577.8	489.8
Debt extinguishment and refinancing related costs (a)	—	0.6	8.4	13.0
Foreign exchange remeasurement losses (b)	7.0	3.5	8.7	8.3
Long-term employee benefit plan adjustments (c)	(0.4)	(0.1)	(1.4)	0.4
Termination benefits and other employee related costs (d)	82.4	5.8	80.2	6.6
Transition-related costs (e)	—	1.9	(0.2)	5.8
Offering and transactional costs (f)	0.8	0.5	1.1	6.1
Stock-based compensation (g)	9.4	9.2	27.5	30.5
Other adjustments (h)	0.4	0.8	1.2	3.5
Dividends in respect of noncontrolling interest (i)	—	(1.8)	(1.0)	(2.7)
Deconsolidation and site closure related impacts (j)	—	4.4	—	78.5
Adjusted EBITDA	$234.7	$209.5	$702.3	$639.8

(a)
During the nine months ended September 30, 2018 and September 30, 2017, we refinanced our term loans, which resulted in losses of $8.4 million and $13.0 million, respectively, including changes to estimates of $0.6 million for the three months ended September 30, 2017. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs, which includes Axalta CEO recruitment fees. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

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

(h)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, gains and losses from the sale and disposal of property, plant and equipment, gains and losses from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(i)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(j)
During the nine months ended September 30, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary and a non-cash impairment charge related to a real estate investment of $70.9 million. During the three and nine months ended September 30, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $4.4 million and $7.6 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the nine months ended September 30, 2018 and 2017, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,276.1	$131.7	$1,407.8
Cumulative effect of an accounting change	12.1	0.1	12.2
Balance at January 1, 2018	$1,288.2	$131.8	$1,420.0
Net income	131.7	4.8	136.5
Other comprehensive loss, net of tax	(70.6)	(3.1)	(73.7)
Recognition of stock-based compensation	27.5	—	27.5
Exercise of stock options	17.2	—	17.2
Treasury share repurchases	(153.5)	—	(153.5)
Non-controlling interests of acquired subsidiaries	2.9	(29.8)	(26.9)
Dividends paid to noncontrolling interests	—	(1.0)	(1.0)
Balance at September 30, 2018	$1,243.4	$102.7	$1,346.1

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2016	$1,125.1	$121.5	$1,246.6
Net income	98.2	5.1	103.3
Other comprehensive income, net of tax	94.1	1.0	95.1
Recognition of stock-based compensation	30.5	—	30.5
Exercise of stock options	19.9	—	19.9
Treasury share repurchases	(58.4)	—	(58.4)
Dividends paid to noncontrolling interests	—	(2.7)	(2.7)
Balance at September 30, 2017	$1,309.4	$124.9	$1,434.3
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	(83.8)	(1.5)	—	14.4	(70.9)
Reclassifications from AOCI to Net income (loss)	—	0.7	—	(0.4)	0.3
Net Change	(83.8)	(0.8)	—	14.0	(70.6)
Balance at September 30, 2018	$(292.6)	$(32.2)	$—	$12.4	$(312.4)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The income tax provision related to the changes in pension benefits for the nine months ended September 30, 2018 was $0.1 million. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2018 was $12.9 million. The income tax provision related to the change in the unrealized loss on derivatives for the nine months ended September 30, 2018 was $2.2 million. The cumulative income tax provision related to the adjustments for unrealized loss on derivatives at September 30, 2018 was $1.6 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	88.3	(0.3)	(0.1)	1.7	89.6
Reclassifications from AOCI to Net income	—	6.2	—	(1.7)	4.5
Net Change	88.3	5.9	(0.1)	—	94.1
Balance at September 30, 2017	$(203.9)	$(50.7)	$0.3	$(2.0)	$(256.3)
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
Based on this lack of exchangeability, the continued political unrest, the recent drop in demand for our business and the losses incurred, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and accounted for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our condensed consolidated statement of operations during the nine months ended September 30, 2017. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances were zero at June 30, 2017. Further, our consolidated balance sheet and statement of operations excludes the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Prior to the deconsolidation, for the three and nine months ended September 30, 2017, our Venezuelan subsidiary's net sales represented zero and $2.5 million of our consolidated net sales, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	weather conditions or severe storms that may temporarily reduce the demand for some of our products;

•	reduced demand for some of our products as a result of improved safety features on vehicles and insurance company influence;

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of multi-shop operators (MSOs), distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including cyber security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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

•
risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	risks and uncertainties associated with a transition in Axalta's leadership;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 50 manufacturing facilities, four technology centers, 47 customer training centers and approximately 14,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 10.1% for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, driven by volume growth of 6.3% primarily within our Performance Coatings segment. Acquisitions positively impacted and contributed to 4.7% of the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by pricing concessions within the Transportation Coatings segment and contributed to a net increase of 1.9%. Favorable currency translation contributed to a further increase of net sales of 1.9% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared with the U.S. Dollar. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales increased 16.7% driven primarily by stronger volumes in our industrial end-market, including the impacts of acquisitions combined with organic volume growth in all regions except for Latin America, as well as increases in average selling prices across both end-markets.

•
Transportation Coatings: Net sales decreased 0.2% driven primarily by lower selling prices in both our light vehicle and commercial vehicle end-markets, substantially offset by favorable foreign currency translation and higher volumes across both end-markets and all regions except for Europe.

Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2018 and 2017, as follows:

(In millions)	Three Months Ended September 30,		2018 vs 2017	Nine months ended September 30,		2018 vs 2017
	2018	2017	% change	2018	2017	% change
Performance Coatings
Refinish	$440.7	$395.3	11.5%	$1,300.4	$1,205.1	7.9%
Industrial	314.3	298.2	5.4%	967.8	737.7	31.2%
Total Net sales Performance Coatings	755.0	693.5	8.9%	2,268.2	1,942.8	16.7%
Transportation Coatings
Light Vehicle	299.2	309.7	(3.4)%	978.1	984.0	(0.6)%
Commercial Vehicle	85.1	88.6	(4.0)%	265.3	261.3	1.5%
Total Net sales Transportation Coatings	384.3	398.3	(3.5)%	1,243.4	1,245.3	(0.2)%
Total Net sales	$1,139.3	$1,091.8	4.4%	$3,511.6	$3,188.1	10.1%
Acquisitions Highlights
During the nine months ended September 30, 2018, we successfully completed four strategic acquisitions, including two in Asia Pacific and two in North America, all of which benefited our Performance Coatings segment. Our 2018 aggregate spending for these acquisitions was $76.4 million.
In addition, pursuant to the stock purchase agreement for a consolidated joint venture acquisition during the year ended December 31, 2016, during the nine months ended September 30, 2018, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
Belgium Manufacturing Facility Closure
During the nine months ended September 30, 2018, we approved a restructuring plan involving the closure of our manufacturing facility at our Mechelen, Belgium site and transfer of production capabilities to other Axalta facilities. Severance costs incurred in conjunction with these actions were $70.6 million for the three and nine months ended September 30, 2018. Manufacturing assets totaling $55.8 million (€47.7 million) were also assessed given expected closures and as a result, useful lives of the assets were truncated, resulting in impacts to earnings from accelerated depreciation for the three and nine months ended September 30, 2018 of $4.2 million.

Capital and Liquidity Highlights
During the nine months ended September 30, 2018, we completed the Sixth Amendment of our Senior Secured Credit Facilities, which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $10.0 million.
During the nine months ended September 30, 2018, we repurchased 5.1 million shares for total consideration of $153.5 million as we continue to execute against our share repurchase program.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Three Months Ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$(11.6)	$56.3	$136.5	$103.3
Interest expense, net	39.8	37.7	118.5	109.1
Provision for income taxes	14.1	2.1	47.9	21.5
Depreciation and amortization	92.8	88.6	274.9	255.9
EBITDA	135.1	184.7	577.8	489.8
Debt extinguishment and refinancing related costs (a)	—	0.6	8.4	13.0
Foreign exchange remeasurement losses (b)	7.0	3.5	8.7	8.3
Long-term employee benefit plan adjustments (c)	(0.4)	(0.1)	(1.4)	0.4
Termination benefits and other employee related costs (d)	82.4	5.8	80.2	6.6
Transition-related costs (e)	—	1.9	(0.2)	5.8
Offering and transactional costs (f)	0.8	0.5	1.1	6.1
Stock-based compensation (g)	9.4	9.2	27.5	30.5
Other adjustments (h)	0.4	0.8	1.2	3.5
Dividends in respect of noncontrolling interest (i)	—	(1.8)	(1.0)	(2.7)
Deconsolidation and site closure related impacts (j)	—	4.4	—	78.5
Adjusted EBITDA	$234.7	$209.5	$702.3	$639.8

(a)
During the nine months ended September 30, 2018 and September 30, 2017, we refinanced our term loans, which resulted in losses of $8.4 million and $13.0 million, respectively, including changes to estimates of $0.6 million for the three months ended September 30, 2017. We do not consider these to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(c)	Eliminates the non-cash, non-service cost components of long-term employee benefit costs.

(d)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs, which includes Axalta CEO recruitment fees. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

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

(h)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, gains and losses from the sale and disposal of property, plant and equipment, gains and losses from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(i)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(j)
During the nine months ended September 30, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary and a non-cash impairment charge related to a real estate investment of $70.9 million. During the three and nine months ended September 30, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $4.4 million and $7.6 million, respectively. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations set forth below may not necessarily reflect what will occur in the future.
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
The following table was derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(In millions)	2018	2017
Net sales	$1,139.3	$1,091.8
Other revenue	6.7	4.5
Total revenue	1,146.0	1,096.3
Cost of goods sold	759.1	702.5
Selling, general and administrative expenses	293.4	246.5
Research and development expenses	17.0	16.6
Amortization of acquired intangibles	28.7	26.8
Income from operations	47.8	103.9
Interest expense, net	39.8	37.7
Other expense, net	5.5	7.8
Income before income taxes	2.5	58.4
Provision for income taxes	14.1	2.1
Net income (loss)	(11.6)	56.3
Less: Net income attributable to noncontrolling interests	1.5	1.4
Net income (loss) attributable to controlling interests	$(13.1)	$54.9
Net sales
Net sales increased $47.5 million, or 4.4%, to $1,139.3 million for the three months ended September 30, 2018, compared to net sales of $1,091.8 million for the three months ended September 30, 2017. Our net sales increase for the three months ended September 30, 2018 was due primarily to increases in sales volumes of 4.0% across all regions. Recent acquisitions contributed 0.4% to the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by lower average selling prices within our light vehicle end-market and contributed to a net increase of 2.9%. Partially offsetting these increases were unfavorable impacts of currency translation, which reduced net sales by 2.5%, due primarily to the impacts of the weaker Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar.
Other revenue
Other revenue increased $2.2 million, or 48.9%, to $6.7 million for the three months ended September 30, 2018, compared to other revenue of $4.5 million for the three months ended September 30, 2017, primarily driven by increases in service revenues, slightly offset by the impacts of the weakening Euro compared to the U.S. Dollar.
Cost of sales
Cost of sales increased $56.6 million, or 8.1%, to $759.1 million for the three months ended September 30, 2018, compared to $702.5 million for the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 resulted primarily from higher volumes of 4.0% which includes the impacts from acquisitions. The increase was also driven by accelerated depreciation of $4.2 million resulting from the anticipated closure of our Mechelen, Belgium manufacturing facility. Partially offsetting the increase were favorable currency effects resulting from the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar, which contributed to a 1.9% decrease. Cost of sales as a percentage of net sales increased to 66.6% for the three months ended September 30, 2018 compared to 64.3% for the three months ended September 30, 2017, primarily related to the impacts of the new revenue standard, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Excluding the impacts of the new revenue standard, cost of sales as a percentage of net sales increased to 65.1%, which is primarily driven by increases in raw material costs across both segments and operational costs, partially offset by increases in average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $46.9 million, or 19.0%, to $293.4 million for the three months ended September 30, 2018 compared to $246.5 million for the three months ended September 30, 2017. The increase was primarily driven by increases in costs associated with our cost saving initiatives and acquisition-related costs, which were $83.4 million for the three months ended September 30, 2018, including the $70.6 million severance costs resulting from the anticipated closure of our Mechelen, Belgium manufacturing facility, as compared to $8.5 million for the three months ended September 30, 2017, resulting in a $74.9 million increase over the comparable period.
Partially offsetting the increase were favorable currency effects resulting from the impacts of the weakening Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar, which contributed to a 2.0% decrease, the adoption of the new revenue standard which resulted in a decrease of $16.9 million, or 6.9%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and a reduction in costs due to operational efficiencies associated with our cost saving initiatives.
Research and development expenses
Research and development expense increased $0.4 million, or 2.4%, to $17.0 million for the three months ended September 30, 2018 compared to $16.6 million for the three months ended September 30, 2017. This increase was primarily driven by overall increased spend, partially offset by the favorable impacts of currency exchange from the weakening Euro and certain currencies within Latin America and Asia against the U.S. Dollar of 5.2%.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $1.9 million, or 7.1%, to $28.7 million for the three months ended September 30, 2018 compared to $26.8 million for the three months ended September 30, 2017. This increase was attributable to amortization of the definite-lived intangible assets acquired through our recent acquisitions, partially offset by the impacts of the weakening of the Euro compared to the U.S. Dollar.
Interest expense, net
Interest expense, net increased $2.1 million, or 5.6%, to $39.8 million for the three months ended September 30, 2018 compared to $37.7 million for the three months ended September 30, 2017. The increase was primarily driven by increases in LIBOR, partially offset by the impacts of our April 2018 refinancing and derivative instruments.
Other expense, net
Other expense, net decreased $2.3 million, or 29.5%, to $5.5 million for the three months ended September 30, 2018 compared to $7.8 million for the three months ended September 30, 2017. This decrease relates primarily to the absence of impairments of $4.4 million for certain manufacturing facilities previously announced for closure incurred during the three months ended September 30, 2017. Partially offsetting this decrease was an increase in exchange losses, net from $7.0 million during the three months ended September 30, 2018 as compared to $3.5 million for the three months ended September 30, 2017.
Provision for income taxes
We recorded an income tax provision of $14.1 million for the three months ended September 30, 2018, which represents a 564.0% effective tax rate in relation to income before income taxes of $2.5 million. The effective tax rate for the three months ended September 30, 2018 differs from the U.S. Federal statutory rate by 543.0%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $3.6 million, non-deductible expenses and interest of $2.9 million, unrecognized tax benefits of $8.8 million, primarily associated with the financial impacts surrounding the anticipated closure of our Belgium manufacturing facility, and adjustments for earnings and losses in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, Germany, Luxembourg and Switzerland, which had a net unfavorable impact of $5.4 million. These adjustments were partially offset by current year excess tax benefits related to stock-based compensation of $2.4 million and benefit of $9.9 million associated with currency exchange losses.

We recorded an income tax provision of $2.1 million for the three months ended September 30, 2017, which represents a 3.6% effective tax rate in relation to losses before income taxes of $58.4 million. The effective tax rate for the three months ended September 30, 2017 differs from the U.S. Federal statutory rate by 31.4%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $34.6 million, current year excess tax benefits related to stock-based compensation of $2.7. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $0.5 million, non-deductible expenses and interest of $3.1 million and $17.1 million associated with currency exchange losses.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
The following table was derived from the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 included elsewhere in this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(In millions)	2018	2017
Net sales	$3,511.6	$3,188.1
Other revenue	18.6	16.5
Total revenue	3,530.2	3,204.6
Cost of goods sold	2,328.9	2,033.9
Selling, general and administrative expenses	745.8	717.1
Venezuela deconsolidation charge	—	70.9
Research and development expenses	54.3	48.6
Amortization of acquired intangibles	86.9	72.3
Income from operations	314.3	261.8
Interest expense, net	118.5	109.1
Other expense, net	11.4	27.9
Income before income taxes	184.4	124.8
Provision for income taxes	47.9	21.5
Net income	136.5	103.3
Less: Net income attributable to noncontrolling interests	4.8	5.1
Net income attributable to controlling interests	$131.7	$98.2
Net sales
Net sales increased $323.5 million, or 10.1%, to $3,511.6 million for the nine months ended September 30, 2018, compared to net sales of $3,188.1 million for the nine months ended September 30, 2017. Our net sales increase for the nine months ended September 30, 2018 was due to increases in sales volumes of 6.3% across all regions. Recent acquisitions contributed 4.7% to the volume increase. Increases in average selling prices across both end-markets within the Performance Coatings segment were slightly offset by lower average selling prices within our light vehicle end-market and contributed to a net increase of 1.9%. Favorable currency translation contributed to a further increase of net sales of 1.9% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar.
Other revenue
Other revenue increased $2.1 million, or 12.7%, to $18.6 million for the nine months ended September 30, 2018, compared to other revenue of $16.5 million for the nine months ended September 30, 2017, primarily driven by increases in service revenues and the impacts of the strengthening Euro compared to the U.S. Dollar.
Cost of sales
Cost of sales increased $295.0 million, or 14.5%, to $2,328.9 million for the nine months ended September 30, 2018 compared to $2,033.9 million for the nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 resulted primarily from higher volumes of 6.3%, which include the impacts from acquisitions, and unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar, which contributed to a 1.9% increase. Cost of sales as a percentage of net sales increased to 66.3% for the nine months ended September 30, 2018 compared to 63.8% for the nine months ended September 30, 2017 primarily related to the impacts of the new revenue standard, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Excluding the impacts of the new revenue standard, cost of sales as a percentage of net sales remained relatively consistent, increasing to 65.0%, which is primarily driven by increases in raw material and operational costs across both segments, partially offset by increases in average selling prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $28.7 million, or 4.0%, to $745.8 million for the nine months ended September 30, 2018 compared to $717.1 million for the nine months ended September 30, 2017. The increase is primarily driven by increases in costs associated with our cost saving initiatives and acquisition-related costs, which were $81.1 million for the nine months ended September 30, 2018, including the $70.6 million severance costs resulting from the anticipated closure of our Mechelen, Belgium manufacturing facility, as compared to $22.6 million for the nine months ended September 30, 2017, resulting in a $58.5 million increase over the comparable period. Further contributing to the increase was the impact from acquisitions which contributed $7.5 million over the comparable period, and unfavorable currency effects resulting from the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar, which contributed to a 2.4% increase.
Partially offsetting the increase were reductions in costs due to operational efficiencies associated with our cost saving initiatives, as well as the benefit resulting from the adoption of the new revenue standard which resulted in a decrease of $45.3 million, or 6.3%, as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Venezuela deconsolidation charge
During the nine months ended September 30, 2017 we recorded a loss of $70.9 million in conjunction with the deconsolidation of our Venezuelan subsidiary, for which there were no corresponding losses recorded during the nine months ended September 30, 2018.
Research and development expenses
Research and development expenses increased $5.7 million, or 11.7%, to $54.3 million for the nine months ended September 30, 2018 compared to $48.6 million for the nine months ended September 30, 2017. This increase was primarily driven by the impacts from acquisitions of $5.4 million and unfavorable impacts of currency exchange from the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar of 3.8%.
Amortization of acquired intangibles
Amortization of acquired intangibles increased $14.6 million, or 20.2%, to $86.9 million for the nine months ended September 30, 2018 compared to $72.3 million for the nine months ended September 30, 2017. This increase was attributable to amortization of the definite-lived intangible assets from our recent acquisitions, combined with the impacts of the strengthening of the Euro against the U.S. Dollar.
Interest expense, net
Interest expense, net increased $9.4 million, or 8.6%, to $118.5 million for the nine months ended September 30, 2018 compared to $109.1 million for the nine months ended September 30, 2017. The increase was primarily driven by the strengthening of the Euro compared to the U.S. Dollar, the increase in average interest rates due to LIBOR increases over the comparable period and higher average principal balances resulting from the 2017 refinancings which were outstanding for only part of the nine months ended September 30, 2017 compared to the entire period for the nine months ended September 30, 2018. These increases were partially offset by the favorable impacts of our derivative instruments and our refinancings.
Other expense, net
Other expense, net decreased $16.5 million to $11.4 million for the nine months ended September 30, 2018 compared to $27.9 million for the nine months ended September 30, 2017. This decrease relates primarily to the absence of impairments of $7.6 million for certain manufacturing facilities previously announced for closure incurred during the nine months ended September 30, 2017, as well as a reduction in losses on debt extinguishment and refinancing related costs as $8.4 million was incurred during the nine months ended September 30, 2018 compared to $13.0 million incurred during the nine months ended September 30, 2017.

Provision for income taxes
We recorded an income tax provision of $47.9 million for the nine months ended September 30, 2018, which represents a 26.0% effective tax rate in relation to the income before income taxes of $184.4 million. The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. Federal statutory rate by 5.0%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $16.3 million, unrecognized tax benefits of $16.0 million, primarily associated with the financial impacts surrounding the anticipated closure of our Belgium manufacturing facility, and non-deductible expenses and interest of $8.0 million. These adjustments were partially offset by adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily in Bermuda, Germany, Luxembourg and Switzerland, which had a net favorable impact of $16.0 million, current year excess tax benefits related to stock-based compensation of $6.5 million and we recognized a benefit of $10.2 million associated with currency exchange losses. Additionally, we recorded a $12.4 million benefit to revise the provisional charge related to the U.S. TCJA reported in the Annual Report on Form 10-K for the year ended December 31, 2017 based on additional guidance released by the Department of the Treasury.
We recorded a provision for income taxes of $21.5 million for the nine months ended September 30, 2017, which represents a 17.2% effective tax rate in relation to the income before income taxes of $124.8 million. The effective tax rate for the nine months ended September 30, 2017 differs from the U.S. Federal statutory rate by 17.8%, which is the result of various items that impacted the effective rate both favorably and unfavorably. We recorded adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal rate, primarily related to Bermuda, China, Germany, Luxembourg, Netherlands and Switzerland, which had a net favorable impact of $62.6 million and current year excess tax benefits related to stock-based compensation of $11.6 million. Furthermore, we recorded a deferred tax asset of $26.4 million related to the tax basis in our deconsolidated Venezuelan subsidiary, which was fully offset by a valuation allowance as we do not expect to realize the benefits. Our net favorable adjustments were partially offset by the impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized of $8.5 million, non-deductible expenses and interest of $10.9 million and $9.4 million associated with currency exchange losses. In addition, the pre-tax charge of $70.9 million related to the deconsolidation of our Venezuelan subsidiary resulted in an unfavorable impact of $24.8 million on the effective rate.

SEGMENT RESULTS
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,
(In millions)	2018	2017
Net Sales
Performance Coatings	$755.0	$693.5
Transportation Coatings	384.3	398.3
Total	$1,139.3	$1,091.8
Segment Adjusted EBITDA
Performance Coatings	$176.4	$135.1
Transportation Coatings	58.3	74.4
Total	$234.7	$209.5
Performance Coatings Segment
Net sales increased $61.5 million, or 8.9%, to $755.0 million for the three months ended September 30, 2018 compared to net sales of $693.5 million for the three months ended September 30, 2017. The increase in net sales for the three months ended September 30, 2018 was primarily driven by higher average selling prices across both end-markets which increased net sales by 5.7%. This growth was also driven by a 5.4% increase in sales volumes with contributions from both end-markets inclusive of a 0.6% benefit from acquisitions. Partially offsetting the increase were the unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar, which contributed to a 2.2% decrease in net sales.
Adjusted EBITDA increased $41.3 million, or 30.6%, to $176.4 million for the three months ended September 30, 2018 compared to Adjusted EBITDA of $135.1 million for the three months ended September 30, 2017. The increase in Adjusted EBITDA for the three months ended September 30, 2018 was primarily driven by higher average selling prices, and increases in sales volumes, including the impacts of our recent acquisitions. This increase was partially offset by higher raw material costs and the unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar.
Transportation Coatings Segment
Net sales decreased $14.0 million, or 3.5%, to $384.3 million for the three months ended September 30, 2018 compared to net sales of $398.3 million for the three months ended September 30, 2017. The decrease in net sales for the three months ended September 30, 2018 was driven by lower than average selling prices of 1.9% primarily in our light vehicle end-market and the unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar, which contributed to a 3.1% decrease in net sales. These declines were partially offset by slight increases in sales volumes of 1.5%, driven primarily by our light vehicle end-market.
Adjusted EBITDA decreased $16.1 million, or 21.6%, to $58.3 million for the three months ended September 30, 2018 compared to Adjusted EBITDA of $74.4 million for the three months ended September 30, 2017. The decrease in Adjusted EBITDA in the three months ended September 30, 2018 was driven by lower average selling prices, higher raw material costs and unfavorable impacts of currency exchange related to the weakening of the Euro and certain currencies within Latin America and Asia compared to the U.S. Dollar, which were partially offset by increases in sales volumes across both end-markets.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
The following table presents net sales by segment and segment Adjusted EBITDA for the periods presented:

	Nine months ended September 30,
(In millions)	2018	2017
Net Sales
Performance Coatings	$2,268.2	$1,942.8
Transportation Coatings	1,243.4	1,245.3
Total	$3,511.6	$3,188.1
Segment Adjusted EBITDA
Performance Coatings	$496.1	$398.8
Transportation Coatings	206.2	241.0
Total	$702.3	$639.8
Performance Coatings Segment
Net sales increased $325.4 million, or 16.7%, to $2,268.2 million for the nine months ended September 30, 2018 compared to net sales of $1,942.8 million for the nine months ended September 30, 2017. The increase in net sales for the nine months ended September 30, 2018 was primarily driven by a 9.7% increase in sales volumes with contributions from both end-markets, inclusive of a 7.7% benefit from acquisitions. Further contributing to the increase was higher average selling prices of 4.7% and the favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. Dollar, which contributed to a 2.3% increase.
Adjusted EBITDA increased $97.3 million, or 24.4%, to $496.1 million for the nine months ended September 30, 2018 compared to Adjusted EBITDA of $398.8 million for the nine months ended September 30, 2017. The increase in Adjusted EBITDA in the nine months ended September 30, 2018 was primarily driven by increases in sales volumes, including the impacts of our recent acquisitions, higher average selling prices and favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S Dollar, which were partially offset by higher raw materials costs.
Transportation Coatings Segment
Net sales decreased $1.9 million, or 0.2%, to $1,243.4 million for the nine months ended September 30, 2018 compared to net sales of $1,245.3 million for the nine months ended September 30, 2017. The decrease in net sales for the nine months ended September 30, 2018 was driven by lower average selling prices which resulted in declines of 2.4% primarily in our light vehicle end-market, partially offset by favorable impacts of currency exchange related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. Dollar which contributed to a 1.2% increase, as well as increases in sales volumes of 1.0% across both end-markets and all regions except for Europe.
Adjusted EBITDA decreased $34.8 million, or 14.4%, to $206.2 million for the nine months ended September 30, 2018 compared to Adjusted EBITDA of $241.0 million for the nine months ended September 30, 2017. The decrease in Adjusted EBITDA for the nine months ended September 30, 2018 was driven by lower average selling prices combined with higher raw materials costs and unfavorable impacts of currency exchange related to the weakening of certain currencies in Latin America compared to the U.S Dollar, partially offset by increased volumes across both end-markets.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility.
At September 30, 2018, availability under the Revolving Credit Facility was $356.2 million, net of $43.8 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At September 30, 2018, we had $16.8 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $8.4 million.
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
Cash Flows
Nine months ended September 30, 2018 and 2017

	Nine months ended September 30,
(In millions)	2018	2017
Net cash provided by (used for):
Operating activities:
Net income	$136.5	$103.3
Depreciation and amortization	274.9	255.9
Amortization of deferred financing costs and original issue discount	5.8	6.1
Debt extinguishment	8.4	13.0
Deferred income taxes	(1.8)	(21.7)
Realized and unrealized foreign exchange (gains) losses, net	16.2	(1.4)
Stock-based compensation	27.5	30.5
Asset impairment	—	7.6
Loss on deconsolidation of Venezuela	—	70.9
Net interest income on swaps designated as net investment hedges	(5.9)	—
Other non-cash items	(3.9)	6.9
Net income adjusted for non-cash items	457.7	471.1
Changes in operating assets and liabilities	(212.2)	(164.7)
Operating activities	245.5	306.4
Investing activities	(204.5)	(646.7)
Financing activities	(212.5)	380.7
Effect of exchange rate changes on cash	(10.5)	13.5
Net (decrease) increase in cash and cash equivalents	$(182.0)	$53.9
Nine months ended September 30, 2018
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 was $245.5 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $457.7 million. This was partially offset by net uses of working capital of $212.2 million. The most significant drivers of the uses of working capital were accounts receivables of $119.5 million and prepaid expenses and other of $127.9 million, due to the seasonal increase in net sales and upfront customer incentive payments during the nine months ended September 30, 2018. Other drivers of the working capital uses were other accrued liabilities of $33.6 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for involuntary termination benefits associated with our productivity initiatives and annual employee performance related benefits.

Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2018 was $204.5 million. The primary uses were for business acquisitions of $79.2 million, purchases of property, plant and equipment of $109.5 million and an investment in a non-controlling interest of $26.9 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2018 was $212.5 million. This change was driven by payments of $538.9 million on short-term and long-term borrowings that included the repayment of the 2023 Euro Term Loans, purchases of treasury stock totaling $147.8 million, and payments of $11.9 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions, and dividends to noncontrolling interests. These payments were offset by net proceeds of $468.9 million relating to the refinancing of our 2024 Dollar Term Loans and cash received from stock option exercises of $17.2 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2018 were unfavorable by $10.5 million, which was driven primarily by the Euro, Chinese Renminbi and certain currencies within Latin America.
Nine months ended September 30, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $306.4 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $471.1 million. This was partially offset by net uses of working capital of $164.7 million. The most significant drivers in working capital were increases in accounts receivables of $44.5 million, inventory of $37.6 million and other assets of $79.9 million, due to the seasonal increase in net sales, increased inventory builds to support ongoing operational demands and upfront customer incentive payments during the nine months ended September 30, 2017. Other uses were due to reductions in other accrued liabilities of $27.8 million and other liabilities of $9.1 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits, offset by increases in accounts payable of $34.2 million.
Net Cash Used for Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $646.7 million. This use was driven by business acquisitions of $559.3 million, purchases of property, plant and equipment of $87.2 million and reduction of cash due to Venezuela deconsolidation of $4.3 million, and net cash used for other investing activities of $4.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $380.7 million. This change was driven by net proceeds of $456.4 million relating to the refinancing of our 2023 Dollar Term Loans and cash received from stock option exercises of $19.9 million. These proceeds were offset by purchases of treasury stock for $58.4 million and other payments of $37.2 million consisting of financing-related costs, pay-down of short-term and long-term borrowings, deferred acquisition-related considerations, including payments for deferred purchase price consideration and contingent consideration on historical acquisitions, and dividends to noncontrolling interests.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2017 were favorable $13.5 million, which was driven by exchange impacts from various foreign currencies.
Financial Condition
We had cash and cash equivalents at September 30, 2018 and December 31, 2017 of $588.1 million and $769.8 million, respectively. Of these balances, $429.1 million and $398.9 million were maintained in non-U.S. jurisdictions as of September 30, 2018 and December 31, 2017, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost saving initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	September 30, 2018	December 31, 2017
2024 Dollar Term Loans	$2,417.9	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	392.3	399.7
2025 Euro Senior Notes	526.8	536.9
Short-term and other borrowings	102.8	94.8
Unamortized original issue discount	(13.2)	(9.1)
Unamortized deferred financing costs	(32.1)	(39.2)
	$3,894.5	$3,915.6
Less:
Short-term borrowings	$18.2	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,852.0	$3,877.9
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $356.2 million and $364.5 million at September 30, 2018 and December 31, 2017, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.
In April 2018, we entered into the Sixth Amendment, which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans.
Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.95%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $10 million.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2018:

	Contractual Obligations Due In:
(In millions)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
Term Loan Facilities:
2024 Dollar Term Loans	$2,417.9	$6.1	$48.6	$48.6	$2,314.6
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	392.3	—	—	—	392.3
2025 Euro Senior Notes	526.8	—	—	—	526.8
Other borrowings (2)	46.7	12.3	7.5	26.9	—
Interest payments (3)	939.3	25.7	323.4	316.2	274.0
Sale-leaseback financing (4)	105.6	1.3	10.7	11.1	82.5
Operating leases	127.2	10.9	63.9	28.5	23.9
Pension contributions (5)	4.1	4.1	—	—	—
Purchase obligations (6)	246.9	71.6	126.8	37.1	11.4
Uncertain tax positions, including interest and penalties (7)	—	—	—	—	—
Total	$5,306.8	$132.0	$580.9	$468.4	$4,125.5

(1)
During the nine months ended September 30, 2018 we repriced our 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million, for which the proceeds were used, along with cash on the balance sheet, to extinguish the existing 2023 Euro Term Loan (see Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Amounts assume that the Senior Secured Credit Facilities and Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)	Other borrowings exclude debt associated with three of our leases treated as indebtedness, discussed within end-note 4.

(3)
Interest payments are based on principal amounts of our Senior Secured Credit Facilities and Senior Notes at September 30, 2018 including commitment fees on the unused portion of the Revolving Credit Facility. Future interest payments assume September 30, 2018 variable rates will prevail throughout all future periods and do not consider the effect of our derivative instruments. See Note 16 and Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosures of our interest rates and derivatives, respectively.

(4)
We currently have three lease arrangements that are treated as sale-leaseback financing transactions, for which we reflect the total cash rental costs to be paid over the terms of these leases within the table above.

(5)
We expect to make contributions to our defined benefit pension plans beyond 2018; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2018.

(6)
Purchase obligations include various commitments, including contractual commitments to acquire ownership interests in a joint venture and pay deferred consideration, as a result of business acquisitions completed in 2017 and 2018. At September 30, 2018, we are committed to pay $27.0 million in 2019 related to the purchase of a remaining joint venture interest. In addition, we have $11.4 million in interest rate caps which will be paid through 2021 and $60.0 million in commitments to prepay rebates to certain customers in 2018 and 2019, which will be earned or repaid in future periods.

(7)
At September 30, 2018, we had approximately $37.4 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Scheduled Maturities
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2018.

(In millions)
Remainder of 2018	$18.5
2019	32.0
2020	25.1
2021	25.2
2022	52.0
Thereafter	3,768.6
Total	$3,921.4
The table above excludes $18.4 million of debt associated with our sale-leaseback financings that will not be settled with cash.
Off-Balance Sheet Arrangements
See Note 7 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended September 30, 2018:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement [1]
July 2018	—	$—	—	$516,569.4
August 2018	830.9	30.11	830.9	491,552.8
September 2018	849.2	29.17	849.2	466,776.9
Total	1,680.1	$29.64	1,680.1	$466,776.9
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $49.8 million of our common shares during the three months ended September 30, 2018 and $158.4 million in prior periods. At September 30, 2018, the Company had remaining authorization to repurchase $466.8 million of shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Appointment of Interim CEO and Interim CFO
On October 7, 2018, the Board appointed Mr. Bryant, Axalta's Executive Vice President and Chief Financial Officer, to serve in the additional role of interim Chief Executive Officer, and on October 12, 2018 the Board appointed Sean M. Lannon, Axalta's Vice President, Corporate Finance and Global Controller, to serve as interim Chief Financial Officer.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.68	Amendment to Second Amended and Restated Executive Restrictive Covenant and Severance Agreement

10.69	Chief Executive Officer Offer Letter

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

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

AXALTA COATING SYSTEMS LTD.

Date:	October 25, 2018	By: /s/ Robert W. Bryant
Robert W. Bryant
Interim Chief Executive Officer

Date:	October 25, 2018	By: /s/ Sean M. Lannon
Sean M. Lannon
Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)