Form 10-K
period 2018-12-31
Axalta Coating Systems Ltd.
filed 2019-02-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,646.5 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 19, 2019, there were 234,282,735 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2019 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2018.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), is a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance and appearance of our customers' products, while improving their productivity and profitability.

Axalta is a Bermuda exempted company incorporated at the direction of an affiliate of The Carlyle Group L.P. ("Carlyle") on August 24, 2012 for the purpose of consummating the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"). Axalta, through its wholly-owned indirect subsidiaries, acquired DPC on February 1, 2013.

Axalta is a holding company with no business operations or assets other than primarily cash and cash equivalents. Our global operations are conducted by indirect wholly-owned subsidiaries and indirect majority-owned subsidiaries.

Our diverse global footprint of 50 manufacturing facilities, four technology centers, 47 customer training centers and more than 14,000 employees allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally. We operate our business in two operating segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below. See the discussion and reconciliation of Adjusted EBITDA to the closest U.S. GAAP numbers in Item 7 and Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The table above reflects numbers for the year ended December 31, 2018. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Net sales.

Net sales for our four end-markets and four regions for the year ended December 31, 2018 are highlighted below:
Note: Latin America includes Mexico. EMEA represents Europe, Middle East and Africa.
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base, as well as a number of regional and global customers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Performance Coatings End-Markets
Refinish
Sales in the refinish end-market are driven by the number of vehicle collisions, owners’ propensity to repair their vehicles, the number of miles vehicle owners drive and the size of the car parc. Although refinish coatings typically represent only a small portion of the overall vehicle repair cost, they are critical to the vehicle owner’s satisfaction given their impact on appearance. As a result, body shop operators are most focused on coatings brands with a strong track record of performance and reliability. Body shops look for suppliers and brands with productivity enhancements, regulatory compliance, consistent quality, the presence of ongoing technical support and exact color match technologies. Color matching is a critical component of coatings supplier selection, since inexact matching adversely impacts vehicle appearance, and if repainting is required due to a poor match, it can significantly impact the speed and volume of repairs at a given shop.
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

Industrial
The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. Within the industrial end-market, we focus on the following:

•
General Industrial: coatings for a wide and diverse array of applications, including HVAC, shelving, appliances and electrical storage components, metal furniture, industrial components, sports equipment and playground equipment as well as ACE, fencing, valves and specialized coatings used for coating the interior of metal drums and packaging and coatings for the exterior of glass bottles.

•
Electrical Insulation Systems: coatings to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical components.

•	Architectural: exterior powder and liquid coatings typically used in the construction of extrusions for commercial structures, residential windows, doors and cladding.

•	Transportation: liquid and powder coatings for vehicle components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.

•	Oil & Gas: liquid and powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.

•
Coil: coatings utilized in various applications such as metal building roof and wall panels, residential and commercial steel roofing, gutters, appliances, lighting, garage and entry doors, HVAC, office furniture and truck trailers.

•	Wood: coatings utilized in OEM and aftermarket industrial wood markets, including building products, cabinets, flooring and furniture.
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP, new residential and commercial construction and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity, and color aesthetics. These global trends are bolstered by regional and industry specific trends. Customers select industrial coatings based on protection, durability and appearance.
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
We provide systems that enable body shops to match more than 200,000 color variations, using a database with more than four million formulations, in the global market. Our color technology is manifested in the pigment technology that goes into our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up the majority of our products in a body shop. We have a large color library and a number of well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, and our newest mainstream product, Syrox™, which was introduced in EMEA in 2016, as well as other regional and local brands.
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

We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive components, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, aluminum extrusions, rebar and oil & gas pipelines. Through an acquisition completed in 2017, we have also become a leading manufacturer and supplier of wood coatings sold into the building product, cabinet, flooring and furniture end-markets in North America. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as basecoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our major industrial brands include Voltatex®, AquaEC™, ZENITH®, Durapon®, Hydropon® and Ceranamel® for liquid coatings and Alesta®, Nap-Gard®, Abcite® and Plascoat® for powder.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. The majority of our products are supplied by our network of approximately 4,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have 47 customer training centers established globally, which helps to deepen our customer relationships.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. Our top ten customers accounted for approximately 18% of our Performance Coatings net sales during the year ended December 31, 2018.
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

•
Original Equipment Manufacturer Dealership Body Shops: High-productivity body shops, located in OEM car dealerships, that operate like MSOs and provide premium services to customers using premium/mainstream coatings.

Performance Coatings Competition
Our primary competitors in the refinish end-market include PPG, BASF and Akzo Nobel, but we also compete against regional players in local markets. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as Akzo Nobel, PPG, Sherwin-Williams and a large number of local and regional players in local markets. We are one of the few performance coatings companies that can provide the customer service, technology, color design capability and product performance necessary to deliver exceptional value to our customers.
Transportation Coatings
Through our Transportation Coatings segment, we provide advanced coatings technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.
Transportation Coatings End-Markets
Light Vehicle
Demand for light vehicle products is driven by the production of light vehicles in a particular region. Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that can enhance process efficiency to reduce overall manufacturing costs and provide on-site technical support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and are able to deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, differentiated technology platform and customer focus, including on-site support, position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with an ever-increasing number of substrates, increasingly complex colors and environmentally responsible coatings while continuing to simplify and reduce steps in the coating application process.
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications, including non-automotive transportation (e.g., HDT, bus and rail), motorcycles, marine and aviation, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards.

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
We also develop and supply a wide array of coatings systems for a broad range of commercial applications including HDT, bus, rail and ACE. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 75,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron ExcelPro®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
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
We sell and ship products directly to light vehicle OEM customers in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 14 countries, our manufacturing facilities provide a local presence that enables us to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. Our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.
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

Transportation Coatings Customers
We provide our products to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 68% of our Transportation Coatings net sales during the year ended December 31, 2018.
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
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. On average, our total raw material spend represents between 45% and 55% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 30% of our 2018 spending on raw materials.
Approximately 65% of the raw materials we procure are derived from crude oil and natural gas. While prices for these raw materials fluctuate with energy prices, such fluctuations are somewhat mitigated by the fact that the majority of our raw materials are fourth to sixth generation derivatives of crude oil and natural gas. The dynamics of supply and demand play a much more critical role in our cost of raw materials than just the price of crude oil. Non-petrochemical based inputs such as minerals that are used to manufacture coating pigments are not significantly affected by volatility in crude oil prices but tend to be impacted by the supply-demand dynamics of their industry.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in limited circumstances, contractual raw material recovery mechanisms. Since 2001, our variable cost of sales has remained stable between 35% and 43% of net sales.
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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are among the most demanding in the coatings industry with high levels of product performance that continuously evolves, with increasing expectations for productivity on customer lines and with environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, including research and development as well as technical support and manufacturing. In total, as of December 31, 2018, we have approximately 1,400 employees dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by over 30 regional laboratories which provide local connection to our global customer base. This includes our new Global Innovation Center located in Philadelphia, Pennsylvania which opened in 2018 for global research, product development and technology initiatives.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2018, we had a portfolio of over 740 issued patents and more than 400 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2018, 189 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a significant number of trademarks and trademark registrations in the United States and in other countries, as described below.

We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC™, AudurraTM, Centari®, Ceranamel®, ChallengerTM, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, DuxoneTM, Harmonized Coating Technologies®, Hydropon®, Imron®, Imron Elite®, Imron ExcelPro®, LutophenTM, Nap-Gard®, Nason®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, Vermeera® and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
We are party to 12 joint ventures, five of which are focused on the industrial end-market. We are the majority shareholder, and/or exercise control in our nine consolidated joint ventures. Our fully consolidated joint venture-related net sales were $315.6 million, $296.0 million and $231.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2018, we had approximately 14,000 employees located throughout the world consisting of sales, technical, manufacturing operations, supply chain, administrative and customer service personnel.
As of December 31, 2018, approximately 38% of our employees globally were covered by organized labor agreements, including works councils, with fewer than 10 employees in the United States covered by organized labor agreements. We consider our employee relations to be good overall.
ENVIRONMENTAL, HEALTH AND SAFETY
We are committed to environmental stewardship and to health, safety and sustainability excellence in our global operations. As such, we operate in compliance with applicable laws and regulations governing the protection of the environment and health and safety of our employees and neighboring communities.
Safety is integrated into the way we do business. Our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents. In 2018, Axalta’s injury and illness performance resulted in a 0.38 OSHA Recordable Incident Rate, compared to the 2.0 OSHA Recordable Incident Rate for the General Chemical Industry (according to the US Bureau of Labor Statistics 2017 data).
Our Environment, Health, Safety (EHS) and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017 we established a Board-level committee responsible for our EHS and Sustainability policies, performance, strategy and compliance matters. We operate our manufacturing facilities using a common set of internal standards. These standards support a consistent approach to EHS and Sustainability performance improvement. We strive to assure that all our manufacturing and distribution facilities are operated in compliance in all known material respects to applicable environmental requirements.
Many of our manufacturing sites have a long history of industrial operations and government required remediation is or may be required at a number of these locations. Although we are indemnified by DuPont for certain environmental liabilities and we do not expect outstanding remediation obligations to have a material impact on our financial position, the ultimate cost of remediation is subject to a number of variables and difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or government required remediation obligations that are imposed at these or other properties in the future.
During 2016, Axalta achieved and continues to maintain a global, multi-site certification for RC14001. This certification incorporates the elements of the American Chemistry Council’s Responsible Care Program including product safety and compliance, process safety and security, as well as the ISO 14001 certification specifically related to our environmental stewardship program. We anticipate all manufacturing locations will be covered by this certificate by 2020.

WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axalta.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). We also post all financial press releases, including earnings releases, to our website. All other reports filed or furnished to the SEC on the SEC’s website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC’s websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Form 10-K.

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
Risks Related to our Business
Risks Related to Execution of our Strategic and Operating Plans
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions, and/or significant volatility in the capital, credit and commodities markets.
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
Further, a tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, could result in a decrease in or cancellation of orders for our products and services and could impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we are undertaking certain operational improvement initiatives with respect to realigning our manufacturing facilities in multiple regions. In 2018, we announced the closing of our Mechelen, Belgium manufacturing facility as part of our restructuring initiative. We anticipate completion of the restructuring and closure activities during the second half of 2020 and will continue this realignment in the coming years. We are also growing our sales force in emerging markets and end-markets where we are underrepresented. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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

Improved safety features on vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition and results of operations.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce vehicle collisions in the future, potentially negatively impacting demand for our refinish coatings. Insurance companies may influence vehicle owners to use body shops that do not use our products, which could also potentially negatively impact demand for our refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new-builds may decline, potentially reducing demand for our automotive OEM coatings. Furthermore, from time to time, weather conditions have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing market demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition and results of operations.
The loss of or reduced purchases by any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition and results of operations.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 6.3% of our 2018 net sales and our largest distributor accounted for approximately 4.0% of our 2018 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business seeks different sales terms or chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
Price increases, business interruptions or declines in the supply of raw materials could have a significant impact on our ability to grow or sustain earnings.
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. We use a significant amount of raw materials derived from crude oil and natural gas. As a result, volatile oil and gas prices can cause significant variations in our raw materials costs, affecting our operating results. In rising raw material price environments, we may be unable to pass along these increased costs to our customers. In declining raw material price environments, customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions, including supply disruptions, increasing costs for energy, or the unavailability of certain raw materials could result in harm to our manufacturing capabilities or supply imbalances that may have a material adverse effect on our business, financial condition and results of operations.

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
We rely on information technology systems to conduct business. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attackers. In addition, by utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition or results of operations. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have been attempted against our systems from time to time, with no material adverse impacts to date, and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers.
Our ability to conduct our business might be negatively impacted if we experience difficulties with outsourcing and similar third-party relationships.
We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies, such strategies prove to be ineffective or fail to provide expected cost savings, or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 66% of our 2018 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, the U.S. government has taken actions or made proposals that are intended to address trade imbalances, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements. In addition, it is not known how the withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect our business. As another example, new legislation known as the Worldwide Harmonized Light Vehicle Testing Procedure ("WLTP"), which requires all vehicles sold in Europe to comply with new fuel economy testing and carbon emissions standards, has and may continue to impact light vehicle production in Europe, which could result in reduced net sales and profitability. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.
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
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian real, the Chinese yuan, the British pound, the Australian dollar and the Russian ruble. For example, unfavorable movement in the Euro negatively impacted our results of operations in prior periods and future declines of the Euro could affect future periods. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.

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
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union ("EU") in a national referendum (commonly referred to as "Brexit"). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The British government and the European Union have now negotiated a withdrawal agreement, and the European Union has approved that agreement, but the British Parliament has not yet approved it. Brexit has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, potentially with no agreement (a so-called "hard Brexit"). We have substantial R&D and manufacturing operations in Europe and a significant portion of our business involves cross border transactions throughout the region. The consequences for the economies of the European Union members and of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Depending on the final terms of Brexit, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the Euro. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. In addition, these developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in the global financial markets as well as business conditions in Europe and beyond. This volatility may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.

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
We face risks arising from various litigation matters that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury. For instance, we have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition and results of operations. In particular, product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and demand for our products.
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
In 2018 we appointed a new Chief Executive Officer and Chief Financial Officer. There are inherent risks and uncertainties related to the transition in leadership which may cause our business, strategy or results to materially differ.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2018, less than 0.1% of our U.S. workforce was unionized and approximately 50% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.
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
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.
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
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules. Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("U.S. TCJA") legislation was enacted into law, which significantly revised the U.S. Internal Revenue Code of 1986 ("the Code"), as amended. While our current tax accounting is complete based on legislative updates relating to the U.S. TCJA currently, further interpretive guidance of the U.S TCJA's provisions could result in further adjustments that could have an impact on our future results of operations, cash flows or financial positions. In addition, it is uncertain if and to what extent various states and localities will conform to the U.S. TCJA.

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
As of December 31, 2018, we had approximately $3.9 billion of indebtedness on a consolidated basis. As of December 31, 2018, we were in compliance with all of the covenants under our outstanding debt instruments.
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
In addition, the indentures governing the New Senior Notes and the agreements governing our Senior Secured Credit Facilities (as defined herein) contain affirmative and negative covenants that limit our and certain of our subsidiaries’ ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

To service all of our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our operations are conducted through our subsidiaries and our ability to make cash payments on our indebtedness will depend on the earnings and the distribution of funds from our subsidiaries. None of our subsidiaries, however, are obligated to make funds available to us for payment on our indebtedness. Our ability to make cash payments on and refinance our debt obligations, to fund planned capital expenditures and to meet other cash requirements will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Despite our current level of indebtedness and restrictive covenants, we and our subsidiaries may incur additional indebtedness. This could further exacerbate the risks associated with our substantial financial leverage.
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

We are subject to risks associated with the current interest rate environment and to the extent we use debt to fund our operations, changes in interest rates will affect our cost of debt.
LIBOR is the subject of recent proposals for reform. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of debt cannot yet be determined. LIBOR reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be reliably predicted and any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the value of any LIBOR-linked instruments and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;

•	the failure of research analysts to cover our common shares;

•	strategic actions by us, our customers or our competitors, such as acquisitions, divestitures, restructurings or site closures, including asset closures, or market rumors regarding such actions;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•
the impact on our profitability temporarily caused by the time lag between when we experience cost increases until these increases flow through cost of sales because of our method of accounting for inventory, or the impact from our inability to pass on such price increases to our customers;

•	material litigations or government investigations;

•	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	risks and uncertainties relating to the change in our leadership;

•	changes in key personnel;

•	sales of common shares by us or members of our management team;

•	the granting of restricted common shares, stock options and other equity awards;

•	volume of trading in our common shares; and

•	the realization of any risks described under this “Risk Factors” section.

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
We do not intend to declare and pay dividends on our common shares for the foreseeable future. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing the New Senior Notes also limit our ability to pay dividends. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 19, 2019, we had 1,000,000,000 common shares authorized and 234,282,735 common shares outstanding.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:

•
a classified Board of Directors with staggered three-year terms; although on May 2, 2018, our shareholders approved the elimination of our classified board structure over a three-year transition period;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 50 manufacturing facilities (including 13 manufacturing sites operated by our joint ventures), four major technology centers and 47 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2018.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
	Cornwall	Performance
United States of America	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	Houston, TX	Performance
	High Point, NC	Performance
	Hilliard, OH	Performance; Transportation
	Jacksonville, TX	Performance
	Mt. Clemens, MI	Performance; Transportation
	Orrville, OH	Performance
	Sacramento, CA	Performance
	Fridley, MN	Performance

Latin America
Argentina	Buenos Aires	Performance; Transportation
Brazil	Guarulhos	Performance; Transportation
Mexico	Monterrey	Performance
	Ocoyoacac	Performance; Transportation
	Tlalnepantla	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Wuppertal	Performance; Transportation
	Landshut	Performance
Netherlands	Zuidland	Performance
Sweden	Vastervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
United Kingdom	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Tewksbury	Performance
	West Bromwich	Performance
Asia Pacific
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance

Type of Facility/Country	Location	Segment
Joint Venture Manufacturing Facilities
China	Chengdu	Performance
	Dongguan	Performance
	Huangshan	Performance
	Qingpu	Performance
	Shangdong	Performance
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance
United States of America	Madison, AL	Performance
	Riverside, CA	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Philadelphia, PA	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	8
	Latin America	7
	EMEA	18
	Asia Pacific	14
ITEM 3. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us as discussed in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price and Dividends
Our common shares are traded on the New York Stock Exchange under the symbol "AXTA."
As of February 19, 2019, there were 12 registered holders of record of Axalta’s common stock as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition and contractual restrictions, including covenants in the agreements governing our New Senior Notes and Senior Secured Credit Facilities, which may limit our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended December 31, 2018:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement(1)
October 2018	915.0	$27.60	915.0	$441,517.6
November 2018	1,797.3	24.97	1,797.3	396,636.5
December 2018	1,310.5	23.03	1,310.5	366,455.5
Total	4,022.8	$24.94	4,022.8	$366,455.5
(1) Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $100.3 million of our common shares during the three months ended December 31, 2018 and $208.2 million in prior periods. At December 31, 2018, the Company had remaining authorization to repurchase $366.5 million of shares. There is no expiration date on the share repurchase program.

Stock Performance
The line graph illustrated below compares the cumulative total shareholder value return of our common shares since our initial public offering with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 500 Chemicals Index ("S&P 500 Chemicals"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on November 12, 2014, the date on which our common shares began trading on the NYSE.

$160
$150
$140
$130
$120
$110
$100
$90
November 12, 2014
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data and other information of Axalta and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales	$4,669.7	$4,352.9	$4,068.8	$4,083.9	$4,356.6
Other revenue	26.3	24.1	23.9	26.1	29.8
Total revenue	4,696.0	4,377.0	4,092.7	4,110.0	4,386.4
Cost of goods sold	3,106.3	2,780.5	2,528.8	2,603.5	2,899.2
Selling, general and administrative expenses (1)	959.1	995.4	959.8	908.8	990.1
Venezuela asset impairment and deconsolidation charge	—	70.9	57.9	—	—
Research and development expenses	73.1	65.3	57.7	51.6	49.5
Amortization of acquired intangibles	115.4	101.2	83.4	80.7	83.8
Income from operations	442.1	363.7	405.1	465.4	363.8
Interest expense, net	159.6	147.0	178.2	196.5	217.7
Other expense, net	15.0	27.1	144.2	111.0	114.4
Income before taxes	267.5	189.6	82.7	157.9	31.7
Provision for income taxes	54.2	141.9	38.1	62.1	0.1
Net income	213.3	47.7	44.6	95.8	31.6
Less: Net income attributable to noncontrolling interests	6.2	11.0	5.8	4.2	7.3
Net income attributable to controlling interests	$207.1	$36.7	$38.8	$91.6	$24.3
Per share data:
Net income per share:
Basic net income per share	$0.87	$0.15	$0.16	$0.39	$0.11
Diluted net income per share	$0.85	$0.15	$0.16	$0.38	$0.11
Basic weighted average shares outstanding	239.0	240.4	238.1	233.8	229.3
Diluted weighted average shares outstanding	242.9	246.1	244.4	239.7	230.3

Other Financial Data:
Cash flows from:
Operating activities	$496.1	$540.0	$559.3	$409.8	$251.4
Investing activities	(216.1)	(689.6)	(257.0)	(166.2)	(173.8)
Financing activities	(341.3)	367.3	(232.6)	(84.7)	(123.2)
Depreciation and amortization	369.1	347.5	322.1	307.7	308.7
Purchases of property, plant and equipment	(143.4)	(125.0)	(136.2)	(138.1)	(188.4)

	December 31,
(In millions)	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$693.6	$769.8	$535.4	$485.0	$382.1
Working capital (2)	1,269.0	1,233.4	977.9	955.2	854.7
Total assets	6,675.7	6,832.2	5,866.2	5,839.8	6,152.4
Indebtedness	3,864.0	3,915.6	3,263.9	3,441.5	3,614.3
Total liabilities	5,365.2	5,424.4	4,619.6	4,706.5	5,046.3
Total shareholders’ equity	1,310.5	1,407.8	1,246.6	1,133.3	1,106.1
Cash dividends declared per common share	—	—	—	—	—

(1)
Selling, general and administrative expense for the years ended December 31, 2018, 2017, 2016 and 2015 include costs primarily associated with our Axalta Way cost-savings initiatives of $82.8 million, $63.8 million, $77.6 million and $64.4 million, respectively. Selling, general and administrative expense for the year ended December 31, 2014 include costs primarily associated with transition-related and cost-savings initiatives of $127.1 million.

(2)	Working capital is defined as current assets less current liabilities.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information regarding industry outlook as well as possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

•	significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to the Acquisition;

•	transporting certain materials that are inherently hazardous due to their toxic nature;

•	litigation and other commitments and contingencies;

•	ability to recruit and retain the experienced and skilled personnel we need to compete;

•	unexpected liabilities under any pension plans applicable to our employees;

•	work stoppages, union negotiations, labor disputes and other matters associated with our labor force;

•	our ability to protect and enforce intellectual property rights;

•	intellectual property infringement suits against us by third parties;

•	our ability to realize the anticipated benefits of any acquisitions and divestitures;

•	our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;

•	risk that the insurance we maintain may not fully cover all potential exposures;

•
risks associated with changes in tax rates or regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•	other factors disclosed in this Annual Report on Form 10-K and our other filings with the SEC; and

•	other factors beyond our control.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 7.3% for the year ended December 31, 2018 compared to the year ended December 31, 2017, driven by volume growth of 4.1%, primarily within our Performance Coatings segment. Acquisitions contributed to 3.5% of the volume increase. Average selling prices increased net sales by 2.6% resulting from both end-markets within the Performance Coatings segment which were slightly offset by pricing concessions within the Transportation Coatings segment. Favorable currency translation contributed to a further increase of net sales of 0.6% due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales increased 13.1% compared to 2017 driven primarily by stronger volumes in our industrial end-market, including the impacts of acquisitions, as well as increases in average selling prices across both end-markets.

•
Transportation Coatings: Net sales decreased by 2.0% compared to 2017 driven primarily by lower average selling prices within the light vehicle end-market, partially offset by increased organic sales volumes in our commercial vehicle end-market.

Our business serves four end-markets globally as follows:

(In millions)	Year Ended December 31,			2018 vs 2017	2017 vs 2016
	2018	2017	2016	% change	% change
Performance Coatings
Refinish	$1,754.2	$1,645.2	$1,679.7	6.6%	(2.1)%
Industrial	1,271.5	1,029.9	718.8	23.5%	43.3%
Total Net sales Performance Coatings	3,025.7	2,675.1	2,398.5	13.1%	11.5%
Transportation Coatings
Light Vehicle	1,290.2	1,322.8	1,337.7	(2.5)%	(1.1)%
Commercial Vehicle	353.8	355.0	332.6	(0.3)%	6.7%
Total Net sales Transportation Coatings	1,644.0	1,677.8	1,670.3	(2.0)%	0.4%
Total Net sales	$4,669.7	$4,352.9	$4,068.8	7.3%	7.0%
Acquisitions Highlights
During the year ended December 31, 2018, we successfully completed seven strategic acquisitions ("2018 Acquisitions"), including two based in Asia Pacific, two based in North America, and three based in Europe, all of which benefited our Performance Coatings segment. See further detail at Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our 2018 aggregate spending for these 2018 Acquisitions was $79.9 million.
In addition, during the year ended December 31, 2018, pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we purchased an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
Belgium Manufacturing Facility Closure
During the year ended December 31, 2018, we approved a restructuring plan involving the closure of our manufacturing facility at our Mechelen, Belgium site and transfer of production capabilities to other Axalta facilities. In connection with the announced closure and transfer of production to other Axalta facilities, we currently expect to incur aggregate pre-tax charges of approximately $120-130 million, subject to future changes in estimates. Completion of the transfer and start-up of production at other Axalta manufacturing facilities is estimated to require capital expenditures of approximately $65-75 million. Components of the pre-tax charges include severance costs and non-cash accelerated depreciation costs associated with the reduced useful lives of the impacted manufacturing assets.
Severance costs specifically associated with the announced closure amounted to $70.6 million for the year ended December 31, 2018. At the date of assessment, the useful lives of the manufacturing assets totaling $55.8 million (€47.7 million) were truncated. The impact to pre-tax earnings from incremental accelerated depreciation for the year ended December 31, 2018 was $10.3 million and was recorded to cost of goods sold. We estimate that, at the midpoint of the range, future pre-tax charges will be incurred in fiscal years 2019 and 2020 of approximately $30 million and $10 million, respectively. No impairments to the associated long-lived assets are expected. We expect the charges to result in annual pre-tax savings of approximately $30 million which are expected to begin to be realized during the second half of 2020.

Capital and Liquidity Highlights
During the year ended December 31, 2018, we completed the Sixth and Seventh Amendments of our Senior Secured Credit Facilities and the Seventh Supplemental Indenture of our Senior Notes. The Sixth Amendment repriced the 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. The Seventh Amendment and Seventh Supplemental Indenture updated the applicable guarantor structures and limitations in order to permit the Company and its subsidiaries to effect certain corporate transactions. They had no impact on principal balances or interest rates. For additional information, refer to Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and our Liquidity and Capital Resources discussion within this Item 7.
During the year ended December 31, 2018, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.44%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $14 million. In the fourth quarter of 2018, we settled three existing cross-currency swaps previously executed in 2018 and executed three new cross-currency swaps that resulted in cash proceeds of $22.5 million. The interest rate and cross-currency swaps are designated as cash flow and net investment hedges, respectively.
Other Highlights
During the year ended December 31, 2018, we repurchased 9.1 million shares for total consideration of $253.8 million as we continue to execute against our share repurchase program.
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

•
Employee costs. These include the compensation and benefit costs, including share-based compensation expense, for employees involved in our manufacturing operations and on-site technical support services. These costs generally increase on an aggregate basis as production volumes increase and may decline as a percent of net sales as a result of economies of scale associated with higher production volumes.

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
Selling, general and administrative expenses ("SG&A")
Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as technical support for our customers and administrative overhead costs, including:

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
Research and development expenses
Research and development expenses represent costs incurred to develop new products, services, processes and technologies or to generate improvements to existing products or processes.
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
Other expense, net
Other expense, net represents costs incurred, net of income, on various non-operational items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, interest income, as well as foreign exchange gains and losses and non-operational impairment losses unrelated to our core business.

Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, changes to the debt and equity capitalization of our subsidiaries, and the realignment of the functions performed, and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and the Company as a whole.
NON-GAAP FINANCIAL MEASURES
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
To supplement our financial information presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures to clarify and enhance an understanding of past performance: EBITDA and Adjusted EBITDA. We believe that the presentation of these financial measures enhances an investor’s understanding of our financial performance. We further believe that these financial measures are useful financial metrics to assess our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. We define our core business as those operations relating to the Company's ongoing performance and the concept is used to make resource allocation and performance evaluation decisions. We use these financial measures for business planning purposes and in measuring our performance relative to that of our competitors. We utilize Adjusted EBITDA as the primary measure of segment performance.
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

The following table reconciles net income to the EBITDA and Adjusted EBITDA measures discussed above for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net income	$213.3	$47.7	$44.6
Interest expense, net	159.6	147.0	178.2
Provision for income taxes	54.2	141.9	38.1
Depreciation and amortization	369.1	347.5	322.1
EBITDA	796.2	684.1	583.0
Debt extinguishment and refinancing related costs (a)	9.5	13.4	97.6
Foreign exchange remeasurement losses (b)	9.2	7.4	30.6
Long-term employee benefit plan adjustments (c)	(1.9)	1.4	1.5
Termination benefits and other employee related costs (d)	81.7	35.3	61.8
Consulting and advisory fees (e)	—	(0.1)	10.4
Transition-related costs (f)	(0.2)	7.7	—
Offering and transactional costs (g)	1.2	18.4	6.0
Stock-based compensation (h)	37.3	38.5	41.1
Other adjustments (i)	5.2	3.6	5.0
Dividends in respect of noncontrolling interest (j)	(1.0)	(3.0)	(3.0)
Deconsolidation and site closure related impacts (k)	—	78.5	68.4
Adjusted EBITDA	$937.2	$885.2	$902.4

(a)
During the years ended December 31, 2018, 2017 and 2016 we refinanced and restructured our term loans and senior notes, which resulted in losses of $9.5 million, $13.0 million and $88.0 million, respectively. In addition, during the years ended December 31, 2017 and 2016 we prepaid outstanding principal on our term loans, resulting in non-cash losses on extinguishment of $0.4 million and $9.6 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million and $23.5 million for the years ended December 31, 2017 and 2016, respectively.

(c)	Eliminates the non-cash, non-service components of long-term employee benefit plans.

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

(i)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the Acquisition, gains and losses from the sale and disposal of property, plant and equipment, gains and losses from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary of $70.9 million. During the year ended December 31, 2016 we recorded non-cash impairments at our Venezuelan subsidiary of $68.4 million associated with our operational long-lived assets and a real estate investment (See Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Additionally, during the year ended December 31, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $7.6 million. We do not consider these to be indicative of our ongoing operating performance.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$4,669.7	$4,352.9	$316.8	7.3%	$4,352.9	$4,068.8	$284.1	7.0%
Volume effect				0.6%				0.2%
Impact of acquisitions				3.5%				7.4%
Price/Mix effect				2.6%				(1.0)%
Exchange rate effect				0.6%				0.4%
2018 Compared to 2017

Net sales increased due to the following:
● Impacts of acquisitions within our Performance Coatings segment
● Higher average selling prices across both end-markets within our Performance Coatings segment, partially offset by lower average selling prices in our Transportation Coatings segment
● Increase in organic sales volumes primarily attributable to increases in our industrial end-market, which was partially offset by declines in our refinish end-market
● Favorable foreign currency translation due primarily to the impacts of the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar
2017 Compared to 2016

Net sales increased due to the following:
● Impacts of acquisitions within our Performance Coatings segment
● Favorable foreign currency translation due primarily to the impacts of the strengthening Euro compared to the U.S. Dollar which were slightly offset by the weakening of certain currencies within Latin America and Asia against the U.S. dollar

● Increases in organic sales volumes in our commercial vehicle and industrial end-markets, largely offset by our refinish end-market, particularly within Latin America and North America
Partially offset by:
● Lower average selling prices across both end-markets within our Transportation Coatings segment
Other revenue

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Other revenue	$26.3	$24.1	$2.2	9.1%	$24.1	$23.9	$0.2	0.8%
2018 Compared to 2017

Other revenue increased due to the following:
● Increases in service revenues, primarily within our European light vehicle end-market, and favorable impacts of foreign currency of 2.6%, primarily related to the strengthening Euro compared to the U.S. Dollar

2017 Compared to 2016

Other revenue increased due to the following:
● Favorable impacts of foreign currency of 1.4%, primarily related to the strengthening Euro compared to the U.S. Dollar

Cost of sales

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Cost of sales	$3,106.3	$2,780.5	$325.8	11.7%	$2,780.5	$2,528.8	$251.7	10.0%
Impact of ASU 2014-09 (1)	67.3	—			—	—
Cost of sales, excluding impact of ASU 2014-09	$3,039.0	$2,780.5	$258.5	9.3%	$2,780.5	$2,528.8	$251.7	10.0%
% of net sales, excluding impact of ASU 2014-09	65.1%	63.9%			63.9%	62.2%
(1) See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K
2018 Compared to 2017

Cost of sales, excluding the impact of ASU 2014-09, increased due to the following:
● Increased raw material costs across both segments
● Higher sales volumes, inclusive of impacts of acquisitions of 4.1%
● Increased incremental accelerated depreciation expense of $6.0 million, from $4.3 million during the year ended December 31, 2017 to $10.3 million in 2018
● Unfavorable impacts of foreign currency of 0.7%, primarily related to the strengthening Euro and Chinese Renminbi compared to the U.S. Dollar
Cost of sales, excluding the impacts of ASU 2014-09, as a percentage of net sales increased due to the following:
● Increased raw material costs which surpassed our price recapture in net sales
2017 Compared to 2016

Cost of sales increased due to the following:
● Higher sales volumes, inclusive of impacts of acquisitions of 7.6%
● Increased raw material costs
● Unfavorable impacts of foreign currency of 0.5% primarily related to the strengthening Euro compared to the U.S. Dollar offset partially by the weakening of certain currencies within Latin America and Asia compared to the U.S. Dollar

Cost of sales as a percentage of net sales increased due to the following:
● Lower average selling prices and raw material inflation
Selling, general and administrative expenses

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
SG&A	$959.1	$995.4	$(36.3)	(3.6)%	$995.4	$959.8	$35.6	3.7%
Impact of ASU 2014-09 (1)	(64.0)	—			—	—
SG&A, excluding impact of ASU 2014-09	$1,023.1	$995.4	$27.7	2.8%	$995.4	$959.8	$35.6	3.7%
% of net sales, excluding impact of ASU 2014-09	21.9%	22.9%			22.9%	23.6%
(1) See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K
2018 Compared to 2017

Selling, general and administrative expenses, excluding the impact of ASU 2014-09, increased due to the following:
● Axalta Way cost savings initiatives and acquisition related costs of $82.8 million, inclusive of $70.6 million of severance costs from the announced closure of our Mechelen, Belgium manufacturing facility, as compared to $63.8 million for the year ended December 31, 2017, resulting in a $19.0 million increase over the comparable period

● Incremental impact from our acquisitions of $5.9 million
● Unfavorable impacts of foreign currency of 1.0%, primarily related to the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar
Partially offset by:
● Reductions in costs due to operational efficiencies associated with our cost savings initiatives

2017 Compared to 2016

Selling, general and administrative expenses increased due to the following:
● Impacts of acquisitions of $48.6 million as well as our focus on opportunities to expand our market presence and invest in commercial capabilities
● Unfavorable impacts of foreign currency of 0.6%, primarily related to the strengthening of the Euro against the U.S. Dollar
Partially offset by:
● Decreases in costs associated with our Axalta Way cost savings initiatives
● Decreases in our costs savings initiatives and acquisition-related costs which were $63.8 million for the year ended December 31, 2017 as compared to $77.6 million of costs for the year ended December 31, 2016, resulting in an $13.8 million decrease over the comparable period

Venezuela asset impairment

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Venezuela asset impairment and deconsolidation charge	$—	$70.9	$(70.9)	(100.0)%	$70.9	$57.9	$13.0	22.5%
2018 Compared to 2017
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary. There were no corresponding losses recorded during the year ended December 31, 2018.
2017 Compared to 2016
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary. During the year ended December 31, 2016, we recorded an asset impairment charge relating to our long-lived assets within our Venezuelan subsidiary. See further discussion in Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Research and development expenses

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Research and development expenses	$73.1	$65.3	$7.8	11.9%	$65.3	$57.7	$7.6	13.2%
2018 Compared to 2017

Research and development expenses increased due to the following:
● Impacts of acquisitions of $5.4 million due to ongoing research and development activities at the acquired businesses
● Unfavorable impacts of foreign currency of 1.2%, primarily related to the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar
2017 Compared to 2016

Research and development expenses increased due to the following:
● Impacts of acquisitions of $9.1 million
● Unfavorable impacts of foreign currency of 1.9%, primarily related to the strengthening of the Euro and certain currencies in Latin America against the U.S. dollar
Partially offset by:
● Decreases resulting from the impacts of our cost savings initiatives

Amortization of acquired intangibles

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Amortization of acquired intangibles	$115.4	$101.2	$14.2	14.0%	$101.2	$83.4	$17.8	21.3%
2018 Compared to 2017

Amortization of acquired intangibles increased due to the following:
● Definite-lived intangible assets from our recent acquisitions
● Unfavorable impacts of foreign currency of 0.2%, primarily related to the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar
2017 Compared to 2016

Amortization of acquired intangibles increased due to the following:
● Definite-lived intangible assets from our recent acquisitions
● Impairment related to abandoned in-process research and development intangible assets of $1.7 million
Interest expense, net

	Years Ended December 31,		2018 vs 2017		Year Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Interest expense, net	$159.6	$147.0	$12.6	8.6%	$147.0	$178.2	$(31.2)	(17.5)%
2018 Compared to 2017

Interest expense, net increased due to the following:
● Strengthening of the Euro compared to the U.S. Dollar of 4.7%
● Increases in average interest rates due to LIBOR increases on our variable rate debt over the comparable period and higher average principal balances resulting from the incremental indebtedness used to finance the Industrial Wood acquisition which were outstanding for only part of the year ended December 31, 2017, compared to the entire period for the year ended December 31, 2018

Partially offset by:
● Favorable impacts of our derivative instruments and our refinancings of $14.0 million
2017 Compared to 2016

Interest expense, net decreased due to the following:
● Refinancing of our indebtedness during 2016 and 2017 which reduced the overall interest rates of our debt portfolio
Partially offset by:
● Increases resulting from the incremental indebtedness used to finance the Industrial Wood Acquisition

Other expense, net

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Other expense, net	$15.0	$27.1	$(12.1)	(44.6)%	$27.1	$144.2	$(117.1)	(81.2)%
2018 Compared to 2017

Other expense, net decreased due to the following:
● The absence of impairments of $7.6 million for certain manufacturing facilities previously announced for closure incurred during the year ended December 31, 2017
● A reduction in debt extinguishment and refinancing related costs of $3.9 million with $9.5 million incurred during the year ended December 31, 2018 compared to $13.4 million incurred during the year ended December 31, 2017

2017 Compared to 2016

Other expense, net decreased due to the following:
● Decrease in debt extinguishment and refinancing related costs incurred during the year ended December 31, 2016 which resulted in an $84.2 million decrease over the comparable period
● A reduction in foreign exchange losses, net from $30.6 million during the year ended December 31, 2016 to $7.4 million for the year ended December 31, 2017, resulting in a $23.2 million decrease over the comparable period, driven by our Venezuela subsidiary

● Decrease in impairments of $2.9 million to $7.6 million during the year ended December 31, 2017 associated with impairments related to the manufacturing facilities closures, compared to impairments of $10.5 million related to our real estate investment in Venezuela incurred during the year ended December 31, 2016.

Provision for income taxes

	Years Ended December 31,
	2018	2017	2016
Income before income taxes	$267.5	$189.6	$82.7
Provision for income taxes	54.2	141.9	38.1
Statutory U.S. Federal income tax rate	21.0%	35.0%	35.0%
Effective tax rate	20.3%	74.8%	46.1%
Effective tax rate vs. statutory U.S. Federal income tax rate	(0.7)%	39.8%	11.1%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2018	2017	2016
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(24.8)	$(56.2)	$(45.6)
Changes in valuation allowance	(37.5)	45.3	9.6
Foreign exchange gain (loss), net	24.7	(17.7)	3.1
Stock-based compensation excess tax benefits	(6.6)	(13.1)	(13.4)
Non-deductible expenses and interest	8.6	14.4	11.4
Increase in unrecognized tax benefits (2)	18.9	3.1	7.1
U.S. tax reform (3)	(12.5)	107.8	—
Pre-tax deconsolidation charge - Venezuelan subsidiary	—	24.8	—
Pre-tax impairment charges - Venezuelan subsidiary	—	—	23.8
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) The 2018 unrecognized tax benefit is primarily associated with the financial impacts surrounding the announced closure of our manufacturing facility at our Mechelen, Belgium site.
(3) Primarily related to the revaluation of our deferred tax assets and impact on certain tax attributes. See Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. See Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$3,025.7	$2,675.1	$350.6	13.1%	$2,675.1	$2,398.5	$276.6	11.5%
Volume effect				1.2%				(1.3)%
Impact of acquisitions				5.7%				12.0%
Price/Mix effect				5.1%				0.5%
Exchange rate effect				1.1%				0.3%

Adjusted EBITDA	$668.3	$564.2	$104.1	18.5%	$564.2	$549.7	$14.5	2.6%
Adjusted EBITDA Margin	22.1%	21.1%			21.1%	22.9%
2018 Compared to 2017

Net sales increased due to the following:
● Benefits from acquisitions across both end-markets
● Organic volume increases, which were comprised of industrial end-market increases, partially offset by decreases in our refinish end-market
● Favorable currency translation primarily related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. Dollar
● Higher average selling prices across all regions and end-markets

Adjusted EBITDA increased due to the following:
● Increases in sales volumes, including the impacts of our recent acquisitions
● Higher average selling prices across all regions and end-markets
● Favorable currency translation primarily related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. Dollar
Partially offset by:
● Higher raw material costs across all regions and end-markets
2017 Compared to 2016

Net sales increased due to the following:
● Sales volumes benefits from acquisitions
● Higher average selling prices
● Favorable currency translation primarily related to the strengthening of the Euro compared to the U.S. Dollar
Partially offset by:
● Organic volume decreases, which were comprised of industrial end-market increases more than offset by decreases in our refinish end-market driven by distributor working capital adjustments in North America, as well as the absence of our now deconsolidated Venezuelan operations

Adjusted EBITDA increased due to the following:
● Impacts of acquisitions
● Higher average selling prices
Partially offset by:
● Higher variable costs across all regions and end-markets

Transportation Coatings Segment

	Years Ended December 31,		2018 vs 2017		Years Ended December 31,		2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$1,644.0	$1,677.8	$(33.8)	(2.0)%	$1,677.8	$1,670.3	$7.5	0.4%
Volume effect				(0.4)%				2.3%
Impact of acquisitions				—%				0.7%
Price/Mix effect				(1.5)%				(3.1)%
Exchange rate effect				(0.1)%				0.5%

Adjusted EBITDA	$268.9	$321.0	$(52.1)	(16.2)%	$321.0	$352.7	$(31.7)	(9.0)%
Adjusted EBITDA Margin	16.4%	19.1%			19.1%	21.1%
2018 Compared to 2017

Net sales decreased due to the following:
● Lower average selling prices across both end-markets, primarily driven by the light vehicle end-market in China
● Volume decreases primarily in our light vehicle end-market
Partially offset by:
● Increases in sales volumes in our North America and Latin America commercial vehicle end-markets

Adjusted EBITDA decreased due to the following:
● Higher raw materials costs
● Lower average selling prices across both end-markets, primarily driven by the light vehicle end-market in China
● Unfavorable impacts of currency exchange related to the weakening of certain currencies in Latin America compared to the U.S. Dollar
Partially offset by:
● Increases in sales volumes in our North America and Latin America commercial vehicle end-markets
2017 Compared to 2016

Net sales increased due to the following:
● Increases in organic sales volumes in both end-markets
● Impacts of acquisitions
● Favorable impacts of currency exchange related to strengthening of the Euro and certain currencies in Latin America compared to the U.S. Dollar
Partially offset by:
● Lower average selling prices across both end-markets

Adjusted EBITDA decreased due to the following:
● Lower average selling prices and higher variable costs in our light vehicle end-market
Partially offset by:
● Volume growth across both end-markets
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2018, availability under the Revolving Credit Facility was $355.2 million, net of $44.8 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes. At December 31, 2018, we had $17.9 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $9.7 million.

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
Cash Flows
Years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by (used for):
Operating activities:
Net income	$213.3	$47.7	$44.6
Depreciation and amortization	369.1	347.5	322.1
Amortization of deferred financing costs and original issue discount	8.0	8.0	17.8
Debt extinguishment and refinancing related costs	9.5	13.4	97.6
Deferred income taxes	6.1	91.7	(15.9)
Realized and unrealized foreign exchange losses (gains), net	17.3	(3.6)	35.5
Stock-based compensation	37.3	38.5	41.1
Asset impairments	—	7.6	68.4
Loss on deconsolidation of Venezuela	—	70.9	—
Interest income on swaps designated as net investment hedges	(9.4)	—	—
Other non-cash, net	(0.9)	4.4	(1.9)
Net income adjusted for non-cash items	650.3	626.1	609.3
Changes in operating assets and liabilities	(154.2)	(86.1)	(50.0)
Operating activities	496.1	540.0	559.3
Investing activities	(216.1)	(689.6)	(257.0)
Financing activities	(341.3)	367.3	(232.6)
Effect of exchange rate changes on cash	(15.2)	17.1	(19.3)
Net (decrease) increase in cash	$(76.5)	$234.8	$50.4
Year Ended December 31, 2018
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2018 was $496.1 million. Net income adjusted for non-cash items (depreciation, amortization and other non-cash items) generated cash of $650.3 million. This was partially offset by uses of working capital of $154.2 million. The most significant drivers of the uses of working capital were increases in prepaid expenses and other assets of $157.3 million, inventory of $48.1 million and accounts receivables of $22.3 million, and a decrease in other accrued liabilities of $8.4 million. These outflows were primarily driven by customer incentive payments, increased inventory builds to support ongoing operational demands and incremental net sales during the year ended December 31, 2018. Partially offsetting these outflows were increases in other liabilities and accounts payable of $32.4 million and $49.5 million, respectfully.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2018 was $216.1 million. This use was driven by purchases of property, plant and equipment of $143.4 million, business acquisitions of $82.8 million (net of cash acquired), and an investment in a non-controlling interest of $26.9 million. These outflows were partially offset by interest and settlement proceeds on swaps designated as net investment hedges of $22.5 million and $9.4 million, respectively, as well as $5.1 million of other investing activities, net.

Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2018 was $341.3 million. This outflow was driven by payments of $556.0 million on short-term and long-term borrowings inclusive of the repayment of the 2023 Euro Term Loans, purchases of treasury stock totaling $253.8 million, and payments of $17.8 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions, and dividends to noncontrolling interests of consolidated joint ventures. These outflows were partially offset by net proceeds of $468.9 million relating to the refinancing of our 2024 Dollar Term Loans and proceeds from stock option exercises of $17.4 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2018 were unfavorable by $15.2 million, which was driven primarily by the Euro, Chinese Renminbi and certain currencies within Latin America.
Year Ended December 31, 2017
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2017 was $540.0 million. Net income adjusted for non-cash items (depreciation, amortization and other non-cash items) generated cash of $626.1 million. This was partially offset by uses of working capital of $86.1 million. The most significant drivers in working capital were increases in accounts receivables of $15.2 million, inventory of $19.9 million and other assets of $84.9 million. These were primarily caused by incremental net sales, increased inventory builds to support ongoing operational demands and upfront customer incentive payments during the year ended December 31, 2017. Other uses were due to a reduction in other liabilities of $12.6 million related to payments of normal operating activities, offset by increases in accounts payable of $39.8 million and other accrued liabilities of $6.7 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2017 was $689.6 million. This use was driven by business acquisitions of $564.4 million (net of cash acquired), purchases of property, plant and equipment of $125.0 million, reduction of cash due to the deconsolidation of our Venezuelan operations of $4.3 million, and net cash provided for other investing activities of $4.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $367.3 million. This inflow was driven by net proceeds from borrowings of $483.6 million primarily relating to the refinancing of our Dollar Term Loans and proceeds of $24.8 million from cash received from stock option exercises. These proceeds were partially offset by purchases of treasury stock for $58.4 million and other payments of $82.7 million consisting of financing-related costs, pay-down of short-term and long-term borrowings, deferred acquisition-related consideration and dividends to noncontrolling interests of consolidated joint ventures.
Other Impacts on Cash
Favorable currency exchange impacts on cash for the year ended December 31, 2017 were $17.1 million, which were driven primarily by the strengthening of the Euro compared to the U.S. dollar.
Year ended December 31, 2016
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $559.3 million. Net income adjusted for non-cash items (depreciation, amortization and other non-cash items) generated cash of $609.3 million. This was partially offset by net increases in operating assets and liabilities of $50.0 million. The most significant drivers in working capital were increases in accounts receivables and other assets of $132.3 million due primarily to incremental net sales and upfront customer payments, offset by net increases in current and non-current liabilities of $84.0 million primarily related to cost savings initiatives and timing of operating activities, which includes increases in accounts payable of $32.3 million.
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
Other Impacts on Cash
Unfavorable currency exchange impacts on cash for the year ended December 31, 2016 were $19.3 million primarily driven by the weakening of the U.S. dollar associated with our Venezuelan subsidiary which contributed $14.0 million.
Financial Condition
We had cash and cash equivalents at December 31, 2018 and 2017 of $693.6 million and $769.8 million, respectively. Of these balances, $417.1 million and $398.9 million were maintained in non-U.S. jurisdictions as of December 31, 2018 and 2017, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

	December 31,
(In millions)	2018	2017
2024 Dollar Term Loans	$2,411.8	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	383.3	399.7
2025 Euro Senior Notes	514.9	536.9
Short-term and other borrowings	103.8	94.8
Unamortized original issue discount	(12.6)	(9.1)
Deferred financing costs, net	(37.2)	(39.2)
	$3,864.0	$3,915.6
Less:
Short term borrowings	$17.9	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,821.8	$3,877.9
Our indebtedness, including the Senior Secured Credit Facilities and New Senior Notes, is more fully described in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $355.2 million and $364.5 million at December 31, 2018 and December 31, 2017, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the New Senior Notes.
In April 2018, we entered into the Sixth Amendment, which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475.0 million to $2,430.0 million. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans.
Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.44%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $14 million.
The following table details our borrowings outstanding, average effective interest rates and the associated interest expense, inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
	2018			2017
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,411.8	3.8%	$91.5	$2,432.5	3.5%	$80.0
Revolving Credit Facility	—	N/A	1.9	—	N/A	1.9
Senior Notes	1,398.2	4.5%	64.3	1,436.6	4.5%	62.2
Short-term and other borrowings	103.8	Various	1.9	94.8	Various	2.9
Total	$3,913.8		$159.6	$3,963.9		$147.0

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018:

	Contractual Obligations Due In:
(In millions)	Total	2019	2020-2021	2022-2023	Thereafter
Debt, including current portion (1)
Senior Secured Credit Facilities, consisting of the following:
2024 Dollar Term Loans	$2,411.8	$24.3	$48.6	$48.6	$2,290.3
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	—	500.0
2024 Euro Senior Notes	383.3	—	—	—	383.3
2025 Euro Senior Notes	514.9	—	—	—	514.9
Other borrowings	46.4	17.9	1.0	27.5	—
Interest payments (2)	908.4	161.2	318.9	311.4	116.9
Sale-leaseback financing (3)	104.6	5.3	10.8	11.4	77.1
Operating leases	116.5	34.6	40.6	24.7	16.6
Pension contributions (4)	6.7	6.7	—	—	—
Purchase obligations (5)	184.0	104.3	52.0	17.8	9.9
Uncertain tax positions, including interest and penalties (6)	—	—	—	—	—
Total	$5,176.6	$354.3	$471.9	$441.4	$3,909.0

(1)
During the year ended December 31, 2018, we repriced our 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million, for which the proceeds were used, along with cash on the balance sheet, to extinguish the existing 2023 Euro Term Loan (see Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Amounts assume that the Senior Secured Credit Facilities and New Senior Notes are repaid upon maturity, and the Revolving Credit Facility remains undrawn, which may or may not reflect future events.

(2)
Interest payments are based on principal amounts of our Senior Secured Credit Facilities and New Senior Notes at December 31, 2018 including commitment fees on the unused portion of the Revolving Credit Facility. Future interest payments assume December 31, 2018 variable rates will prevail throughout all future periods and do not consider the effect of our derivative instruments. See Note 17 and Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosures of our interest rates and derivatives, respectively.

(3)
We currently have three lease arrangements that are treated as sale-leaseback financing transactions, for which we reflect the total cash rental costs to be paid over the terms of these leases within the table above.

(4)
We expect to make contributions to our defined benefit pension plans beyond 2019; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2019.

(5)
Purchase obligations include various commitments, including contractual commitments to acquire ownership interests in a joint venture as a result of business acquisitions completed in 2016. At December 31, 2018, we were committed to pay $27.0 million in 2019 related to the purchase of the remaining interest in a 75.5% owned joint venture. In addition, we have $9.9 million in interest rate caps which will be paid through 2021 and $30.0 million in commitments to prepay rebates to certain customers in 2019, which will be earned or repaid in future periods.

(6)
At December 31, 2018, we had approximately $40.1 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off Balance Sheet Arrangements
See Note 6 "Commitments and Contingencies" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting guidance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP unless otherwise noted. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, technology migration rates, asset lives and market multiples, among other items.
The fair values of intangible assets are estimated using an income approach, either the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. With respect to customer relationships, fair values are calculated using the excess earnings method and customer attrition is a key input used to determine the applicable after-tax cash flows. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet the evolving business needs and competitively produce our existing products.
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
The results of operations for businesses acquired are included in the financial statements from the date of the acquisition. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on the related accounting.
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

Goodwill and indefinite-lived intangible assets
As discussed in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company tests goodwill and identifiable intangible assets with indefinite lives for impairment at least annually as of October 1st. We initially test goodwill and indefinite-lived intangible assets for impairment by performing a qualitative evaluation. The qualitative evaluation is an assessment of factors, including reporting unit or asset specific operating results and cost factors, as well as industry, market and macroeconomic conditions, to determine whether it is more likely than not (more than 50%) that the fair values of a reporting unit or asset are less than the respective carrying amounts, including goodwill. If based on this qualitative assessment we determine that an impairment is more likely than not, or if we elect not to perform a qualitative assessment, we would be required to perform a quantitative impairment test. For the quantitative impairment test, we compare the fair value of each reporting unit or indefinite-lived asset to its carrying value and if the fair value exceeds its carrying value, no impairment exists, and no further testing is required. If the fair value of the reporting unit or indefinite-lived asset is less than the carrying value, the difference is recorded as an impairment loss. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value. In conjunction with our impairment assessments of indefinite-lived intangible assets, we also review the reasonableness of the indefinite useful lives associated with these assets, in which we evaluate whether indicators exist that future cash flows associated with these assets could be realized over a finite period.
For the 2018 impairment tests of our goodwill and indefinite-lived intangible assets, management concluded that the fair values exceeded the respective carrying values and no impairments existed. In addition, during 2017 we changed certain indefinite-lived intangible assets to definite-lived intangible assets, as discussed further in Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Goodwill is allocated to, and evaluated for impairment at, the reporting unit level, which is defined as an operating segment or one level below an operating segment. We have two operating segments - Performance Coatings and Transportation Coatings - that also serve as our reportable segments. We have goodwill allocated to each of our four reporting units. At December 31, 2018, our $1,230.8 million in total goodwill is allocated to reportable segments as follows: $1,151.5 million in Performance Coatings and $79.3 million in Transportation Coatings.
Other intangible assets
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 2 to 25 years. The reasonableness of the useful lives of these assets is continually evaluated. Once these assets are fully amortized, they are removed from the balance sheet.
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
Long-Lived Assets
Long-lived assets, which includes property, plant and equipment, and definite-lived intangible assets, are assessed for impairment at the asset group level whenever events or changes in circumstances indicate the carrying amount of the asset group may not be recoverable. The impairment testing involves comparing the carrying amount of the asset group to the forecasted undiscounted future cash flows generated by that asset group (i.e. a recoverability test). In the event the carrying amount of the asset group exceeds the undiscounted future cash flows generated by that asset group and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset group’s carrying amount over its fair value. An impairment loss is recognized in the statement of operations in the period that the impairment occurs.
Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Stock-Based Compensation
Compensation expense related to service-based, non-qualified stock options is equivalent to the grant-date fair value of the awards determined under the Black-Scholes option pricing model and is recognized as compensation expense over the service period utilizing the graded vesting attribution method.
Compensation expense related to the restricted stock awards and restricted stock units is equal to the grant-date fair value of the awards determined by the closing share price on the date of the grant. The related expense is recognized as compensation expense over the service period utilizing the graded vesting attribution method.
Compensation expense related to performance stock awards and performance share units is equivalent to the grant-date fair value of the awards determined using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards. These awards are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group or S&P 500. Each award covers a three-year performance cycle with a three-year service period vesting requirement. Awards will cliff vest upon meeting the applicable TSR thresholds and the three-year service requirement. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives relative to a peer group. TSR relative to peers is considered a market condition under applicable authoritative guidance. The related expense is recognized as compensation expense over the service period utilizing the graded vesting attribution method.
We recognize compensation expense net of forfeitures, which we have elected to record at the time of occurrence.
See Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock-based compensation.
Retirement Benefits
The amounts recognized in the audited financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized in future periods.
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
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2019 would result in an increase of approximately $0.1 million or $0.5 million, respectively. The estimated impact of a 100 basis point increase or decrease of the expected return on asset assumption on the net periodic benefit cost for 2019 would result in a decrease or increase of approximately $2.8 million, respectively.
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
At December 31, 2018, we had a net deferred tax asset balance of $44.0 million, after valuation allowances of $159.0 million. At December 31, 2017, we had a net deferred tax asset balance of $45.5 million, after valuation allowances of $214.2 million. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, interest and tax credit carryforwards. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company must generate approximately $323.2 million of taxable income to fully realize its consolidated net deferred tax assets as of December 31, 2018.

We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Of our net deferred tax asset balance as of December 31, 2018, $114.5 million, net of valuation allowances of $24.2 million, relates to our operations within the U.S. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors including any potential aberrational items which may be included within our taxable results. The aberrational items which have impacted our results include transition-related costs associated with the separation from our predecessor coupled with significant taxable losses associated with the exercises of pre-IPO stock options that were deep in the money at the time they were exercised, as well as debt extinguishment, refinancing and acquisition related costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.
On December 22, 2017, the U.S. TCJA legislation was enacted into law and contained several key tax provisions that affected us, including the reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018, among others. In December 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. December 22, 2018 marked the end of the measurement period for purposes of SAB 118 and we have completed our accounting for the income tax effects of the U.S. TCJA, which is discussed in more detail in Note 10 to the consolidated financial statements.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. At December 31, 2018 and 2017, deferred income taxes of approximately $7.4 million have been provided on such subsidiary earnings, respectively. At December 31, 2018, and 2017, we have not recorded a deferred tax liability related to withholding taxes of approximately $4.0 million and $4.2 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2018 and 2017, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $37.0 million and $17.2 million, respectively.
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
We account for interest rate swaps and certain of our interest rate caps related to our existing long-term borrowings as cash flow hedges. The changes in the fair values of these derivatives are recorded in other comprehensive income and are reclassified to interest expense in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge.
We account for cross currency swaps related to exchange rate impacts between the U.S. Dollar and Euro as net investment hedges. The changes in the fair value of these derivatives are recorded in other comprehensive income as unrealized currency translation adjustments, while the accrued and settled interest is recorded as interest expense, net in the statement of operations. Interest and settlement proceeds are recorded within cash flows from investing activities in the statement of cash flows.
If no hedging relationship is designated, derivatives are marked to market through the statement of operations. Cash flows from derivatives are recognized in the statement of cash flows in a manner consistent with the underlying transactions.
See Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our derivatives and hedging instruments.

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
During the year ended December 31, 2018, our subsidiary in Argentina was determined to be U.S. Dollar functional currency. This determination was made upon conclusion that the Argentinian Peso was hyper-inflationary.
Sales deductions
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
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our revenue.
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
Environmental remediation costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known, and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically as additional information received as remediation progresses.

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
For more information on these matters, see Note 6 and Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
During the year ended December 31, 2018, we entered into three interest rate swaps and three fixed for fixed cross-currency swaps, both with aggregate notional amounts totaling $475.0 million, to hedge interest rate exposures related to variable rate borrowings and variability of exchange rate impacts between the U.S. Dollar and Euro, under the Senior Secured Credit Facilities. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.72% and, in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. Under the terms of the cross-currency swap agreements, the Company notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €416.6 million at a weighted average interest rate of 1.44%. The interest rate swaps and the cross-currency swaps are designated as cash flow and net investment hedges, respectively, and expire on March 31, 2023. The interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. The cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI, while the accrued and settled interest is recorded as interest expense, net in the statement of operations.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2018, 2017 and 2016 were from operations outside the United States. At December 31, 2018 and 2017, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $299.4 million and $208.8 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss by $178.2 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
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
Additionally, in order to fund the purchase price for certain assets of DPC and the capital stock and other equity interests of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In certain instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. We use these intercompany loans to offset the exposure to profitability and cash flows created by external loans denominated in currencies that are different from the function currency of the issuing entities, including our 2024 and 2025 Euro Senior Notes, which are denominated in Euros.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2019
We have served as the Company’s auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$4,669.7	$4,352.9	$4,068.8
Other revenue	26.3	24.1	23.9
Total revenue	4,696.0	4,377.0	4,092.7
Cost of goods sold	3,106.3	2,780.5	2,528.8
Selling, general and administrative expenses	959.1	995.4	959.8
Venezuela asset impairment and deconsolidation charge	—	70.9	57.9
Research and development expenses	73.1	65.3	57.7
Amortization of acquired intangibles	115.4	101.2	83.4
Income from operations	442.1	363.7	405.1
Interest expense, net	159.6	147.0	178.2
Other expense, net	15.0	27.1	144.2
Income before income taxes	267.5	189.6	82.7
Provision for income taxes	54.2	141.9	38.1
Net income	213.3	47.7	44.6
Less: Net income attributable to noncontrolling interests	6.2	11.0	5.8
Net income attributable to controlling interests	$207.1	$36.7	$38.8
Basic net income per share	$0.87	$0.15	$0.16
Diluted net income per share	$0.85	$0.15	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$213.3	$47.7	$44.6
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(94.1)	85.6	(59.5)
Unrealized gain on securities	—	0.4	0.3
Unrealized gain on derivatives	2.4	0.9	2.0
Unrealized (loss) gain on pension and other benefit plan obligations	(6.4)	31.3	(28.9)
Other comprehensive (loss) income, before tax	(98.1)	118.2	(86.1)
Income tax (benefit) provision related to items of other comprehensive income	(0.3)	6.6	(4.9)
Other comprehensive (loss) income, net of tax	(97.8)	111.6	(81.2)
Comprehensive income (loss)	115.5	159.3	(36.6)
Less: Comprehensive income attributable to noncontrolling interests	2.7	13.2	5.7
Comprehensive income (loss) attributable to controlling interests	$112.8	$146.1	$(42.3)

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$693.6	$769.8
Restricted cash	2.8	3.1
Accounts and notes receivable, net	860.8	870.2
Inventories	613.0	608.6
Prepaid expenses and other current assets	139.4	63.9
Total current assets	$2,309.6	$2,315.6
Property, plant and equipment, net	1,298.2	1,388.6
Goodwill	1,230.8	1,271.2
Identifiable intangibles, net	1,348.0	1,428.2
Other assets	489.1	428.6
Total assets	$6,675.7	$6,832.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$522.8	$554.9
Current portion of borrowings	42.2	37.7
Other accrued liabilities	475.6	489.6
Total current liabilities	$1,040.6	$1,082.2
Long-term borrowings	3,821.8	3,877.9
Accrued pensions	261.9	279.1
Deferred income taxes	140.8	152.9
Other liabilities	100.1	32.3
Total liabilities	$5,365.2	$5,424.4
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 246.7 and 243.9 shares issued at December 31, 2018 and 2017, respectively	$245.3	$242.4
Capital in excess of par	1,409.5	1,354.5
Retained earnings (Accumulated deficit)	198.6	(21.4)
Treasury shares, at cost, 11.1 and 2.0 shares at December 31, 2018 and 2017, respectively	(312.2)	(58.4)
Accumulated other comprehensive loss	(336.1)	(241.0)
Total Axalta shareholders’ equity	$1,205.1	$1,276.1
Noncontrolling interests	105.4	131.7
Total shareholders’ equity	$1,310.5	$1,407.8
Total liabilities and shareholders’ equity	$6,675.7	$6,832.2

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2015	237.9	$237.0	$1,238.8	$(140.8)	$—	$(269.3)	$67.5	$1,133.2
Comprehensive income (loss):
Net income	—	—	—	38.8	—	—	5.8	44.6
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	—	0.3	—	0.3
Net realized and unrealized loss on derivatives, net of tax of $0.8 million	—	—	—	—	—	1.2	—	1.2
Long-term employee benefit plans, net of tax benefit of $5.7 million	—	—	—	—	—	(23.2)	—	(23.2)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(59.4)	(0.1)	(59.5)
Total comprehensive income (loss)	—	—	—	38.8	—	(81.1)	5.7	(36.6)
Cumulative effect of an accounting change	—	—	—	43.9	—	—	—	43.9
Recognition of stock-based compensation	—	—	41.1	—	—	—	—	41.1
Shares issued under compensation plans	2.6	2.3	14.4	—	—	—	—	16.7
Noncontrolling interests of acquired subsidiaries	—	—	—	—	—	—	51.3	51.3
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2016	240.5	$239.3	$1,294.3	$(58.1)	$—	$(350.4)	$121.5	$1,246.6
Comprehensive income:
Net income	—	—	—	36.7	—	—	11.0	47.7
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	—	0.4	—	0.4
Net realized and unrealized gain on derivatives, net of tax of $0.5 million	—	—	—	—	—	0.4	—	0.4
Long-term employee benefit plans, net of tax of $6.1 million	—	—	—	—	—	25.2	—	25.2
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	83.4	2.2	85.6
Total comprehensive income	—	—	—	36.7	—	109.4	13.2	159.3
Recognition of stock-based compensation	—	—	38.5	—	—	—	—	38.5
Shares issued under compensation plans	3.4	3.1	21.7	—	—	—	—	24.8
Treasury share repurchases	(2.0)	—	—	—	(58.4)	—	—	(58.4)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2017	241.9	$242.4	$1,354.5	$(21.4)	$(58.4)	$(241.0)	$131.7	$1,407.8
Comprehensive income (loss):
Net income	—	—	—	207.1	—	—	6.2	213.3
Net realized and unrealized gain on derivatives, net of tax of $1.1 million	—	—	—	—	—	1.3	—	1.3
Long-term employee benefit plans, net of tax benefit of $1.4 million	—	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(90.6)	(3.5)	(94.1)
Total comprehensive income (loss)	—	—	—	207.1	—	(94.3)	2.7	115.5
Cumulative effect of an accounting change	—	—	—	12.9	—	(0.8)	0.1	12.2
Recognition of stock-based compensation	—	—	37.3	—	—	—	—	37.3
Shares issued under compensation plans	2.8	2.9	14.8	—	—	—	—	17.7
Noncontrolling interests of acquired subsidiaries	—	—	2.9	—	—	—	(28.1)	(25.2)
Treasury share repurchases	(9.1)	—	—	—	(253.8)	—	—	(253.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$213.3	$47.7	$44.6
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	369.1	347.5	322.1
Amortization of deferred financing costs and original issue discount	8.0	8.0	17.8
Debt extinguishment and refinancing related costs	9.5	13.4	97.6
Deferred income taxes	6.1	91.7	(15.9)
Realized and unrealized foreign exchange losses (gains), net	17.3	(3.6)	35.5
Stock-based compensation	37.3	38.5	41.1
Asset impairments	—	7.6	68.4
Loss on deconsolidation of Venezuela	—	70.9	—
Interest income on swaps designated as net investment hedges	(9.4)	—	—
Other non-cash, net	(0.9)	4.4	(1.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(22.3)	(15.2)	(67.8)
Inventories	(48.1)	(19.9)	(1.7)
Prepaid expenses and other assets	(157.3)	(84.9)	(64.5)
Accounts payable	49.5	39.8	32.3
Other accrued liabilities	(8.4)	6.7	58.7
Other liabilities	32.4	(12.6)	(7.0)
Cash provided by operating activities	$496.1	$540.0	$559.3
Investing activities:
Acquisitions, net of cash acquired	$(82.8)	$(564.4)	$(114.8)
Investment in non-controlling interest	(26.9)	—	—
Purchase of property, plant and equipment	(143.4)	(125.0)	(136.2)
Interest proceeds on swaps designated as net investment hedges	9.4	—	—
Proceeds from settlement of swaps designated as net investment hedges	22.5	—	—
Other investing activities, net	5.1	(0.2)	(6.0)
Cash used for investing activities	$(216.1)	$(689.6)	$(257.0)
Financing activities:
Proceeds from long-term borrowings	468.9	483.6	1,604.3
Payments on short-term borrowings	(44.7)	(14.1)	(8.6)
Payments on long-term borrowings	(511.3)	(50.0)	(1,755.7)
Financing-related costs	(10.8)	(10.4)	(86.3)
Dividends paid to noncontrolling interests	(1.0)	(3.0)	(3.0)
Purchase of treasury stock	(253.8)	(58.4)	—
Proceeds from option exercises	17.4	24.8	16.7
Deferred acquisition-related consideration	(6.0)	(5.2)	—
Cash (used for) provided by financing activities	$(341.3)	$367.3	$(232.6)
(Decrease) increase in cash and cash equivalents	$(61.3)	$217.7	$69.7
Effect of exchange rate changes on cash	(15.2)	17.1	(19.3)
Cash at beginning of period	$772.9	$538.1	$487.7
Cash at end of period	$696.4	$772.9	$538.1

Cash at end of period reconciliation:
Cash and cash equivalents	$693.6	$769.8	$535.4
Restricted cash	2.8	3.1	2.7
Cash at end of period	$696.4	$772.9	$538.1

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$152.4	$130.1	$169.4
Income taxes, net of refunds	57.4	61.7	39.2
Non-cash investing activities:
Accrued capital expenditures	$10.1	$30.2	$28.7
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), at December 31, 2018 and 2017 and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2018, 2017 and 2016 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
Venezuela Deconsolidation
During the year ended December 31, 2017, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements and began accounting for our investment in our 100% owned Venezuelan subsidiary using the cost method of accounting. See Note 21 for additional information.
Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. The estimates and assumptions include, but are not limited to, receivable and inventory valuations, fixed asset valuations, valuations of goodwill and identifiable intangible assets, including analysis of impairment, valuations of long-term employee benefit obligations, income taxes, environmental matters, litigation, stock-based compensation, restructuring and allocations of costs. Our estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. Actual results could differ materially from those estimates.
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
The determination of the fair value of assets acquired, liabilities assumed and noncontrolling interests involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, we consult with external advisors to help determine fair value. For non-observable market values determined using Level 3 assumptions, we determine fair value using acceptable valuation principles, including most commonly the excess earnings method for customer relationships, relief from royalty method for technology and trademarks, cost method for inventory and a combination of cost and market methods for property, plant and equipment, as applicable.
We included the results of operations from the acquisition date in the financial statements for all businesses acquired.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Revenue Recognition
See Note 2 for disclosure of our revenue recognition accounting policy.
Cash and Cash Equivalents
Cash equivalents represent highly liquid investments considered readily convertible to known amounts of cash within three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments. Cash balances may exceed government insured limits in certain jurisdictions.
Restricted cash on our consolidated balance sheets primarily represents certain customer guarantees.
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
Derivatives and Hedging
The Company from time to time utilizes derivatives to manage exposures to currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or AOCI, depending on the use of the derivative and whether it qualifies for hedge accounting treatment and is designated as such.
Gains and losses on derivatives that qualify and are designated as cash flow hedging instruments are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income.
Gains and losses on derivatives that qualify and are designated as net investment hedges are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income.
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
Receivables and Allowance for Doubtful Accounts
Receivables are carried at amounts that approximate fair value. Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.

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
Property, Plant and Equipment
Property, plant and equipment acquired in an acquisition are recorded at fair value as of the acquisition date and are depreciated over the estimated useful life using the straight-line method. Subsequent additions to property, plant and equipment, including the fair value of any asset retirement obligations upon initial recognition of the liability, are recorded at cost and are depreciated over the estimated useful life using the straight-line method. See Note 14 for a range of estimated useful lives used for each property, plant and equipment class.
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
Goodwill and Other Identifiable Intangible Assets
Goodwill represents the excess of purchase price over the fair values of underlying net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis as of October 1st; however, these tests are performed more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value methodology is based on prices of similar assets or other valuation methodologies including discounted cash flow techniques.
When testing goodwill and indefinite-lived intangible assets for impairment, we first have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that an impairment exists. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If based on this qualitative assessment we determine that an impairment is more likely than not, or if we elect not to perform a qualitative assessment, we would be required to perform a quantitative impairment test.
In 2018, we tested goodwill and indefinite-lived intangible assets for impairment by performing a qualitative analysis and determined that it was not more likely than not that the fair values of our reporting units and assets was less than the respective carrying amounts. If based on this qualitative assessment, we determined that an impairment was more likely than not, we would have conducted the simplified goodwill impairment test in accordance with ASU 2017-04. Under the simplified test, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, no impairment exists and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 2 to 25 years. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Impairment of Long-Lived Assets
The carrying value of long-lived assets to be held and used is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value and is based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.
Research and Development
Research and development costs incurred in the normal course of business consist primarily of employee-related costs and are expensed as incurred. In process research and development projects acquired in a business combination are recorded as intangible assets at their fair value as of the acquisition date, using Level 3 assumptions. Subsequent costs related to acquired in process research and development projects are expensed as incurred. In process research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. These indefinite-lived intangible assets are tested for impairment consistent with the impairment testing performed on other indefinite-lived intangible assets discussed above. Upon completion of the research and development process, the carrying value of acquired in process research and development projects is reclassified as a finite-lived asset and is amortized over its useful life.
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable and reasonably estimable or realized. For the years ending December 31, 2018, 2017 and 2016, we have not recognized income associated with recoveries from third parties.
Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized and depreciated.
Litigation
We accrue for liabilities related to litigation matters when available information indicates that the liability is probable, and the amount can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for tax losses, interest and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.
Where we do not intend to indefinitely reinvest earnings of our subsidiaries, we provide for income taxes and withholding taxes, where applicable, on unremitted earnings. We do not provide for income taxes on unremitted earnings of our subsidiaries that are intended to be indefinitely reinvested.
We recognize the benefit of an income tax position only if it is "more likely than not" that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision for income taxes. The current portion of unrecognized tax benefits is included in "Other accrued liabilities" and the long-term portion is included in "Other liabilities" in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Foreign Currency Translation
The reporting currency is the U.S. Dollar. In most cases, our non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. Dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the accompanying consolidated balance sheets in AOCI.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statements of operations in other expense, net.
Employee Benefits
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees earn in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The discount rate used is based upon market indicators in the region (generally, the yield on bonds that are denominated in the currency in which the benefits will be paid) and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method. The obligation of defined benefit plans recorded on our consolidated balance sheets is net of the current fair value of assets. See Note 7 for further information.
Stock-Based Compensation
Our stock-based compensation is comprised of Axalta stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units and are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period, inclusive of impacts of any current period modifications of previously granted awards. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Recently Adopted Accounting Guidance
On January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” and all related amendments comprising ASC 606 (the “new revenue standard”), electing to use the modified retrospective method. We also elected to apply certain practical expedients, including the application of the modified retrospective method to open contracts at December 31, 2017. Comparative information has not been recast and continues to be reported under historical U.S. GAAP in effect to those applicable periods. The following table summarizes the cumulative effect made to our consolidated balance sheet as a result of the adoption to this standard.

	December 31, 2017	Adjustments due to ASU 2014-09	January 1, 2018
Assets
Inventories	$608.6	$(22.7)	$585.9
Prepaid expenses and other current assets (1)	63.9	41.7	105.6
Other assets (2)	428.6	(1.9)	426.7

Liabilities
Other accrued liabilities (3)	$489.6	$1.9	$491.5
Deferred income taxes	152.9	3.0	155.9

Equity
Retained earnings (Accumulated deficit)	$(21.4)	$12.1	$(9.3)
Noncontrolling interests	131.7	0.1	131.8

(1)	Includes the impact to contract assets resulting from the modified retrospective adoption of the new revenue standard.

(2)	Includes the impact to deferred income taxes resulting from the modified retrospective adoption of the new revenue standard.

(3)	Includes the impact of estimated variable consideration on certain arrangements in our refinish end-market.
The impacts to the balance sheet as of the adoption date represent the acceleration of revenue for certain arrangements, primarily within our light vehicle end-market, for which we determined our performance obligation has been satisfied. Specifically, we concluded that the transfer of control to the customer, as defined under the new revenue standard, occurs at a date prior to consumption. Additionally, certain costs historically reported in selling, general and administrative expenses under historical U.S. GAAP related to on-site technical support services that are not considered material in the context of our contracts with certain customers are now reported within cost of goods sold on the consolidated statements of operations, as they represent costs incurred in satisfaction of performance obligations. See Note 2 for further discussion.
On January 1, 2018 we retrospectively adopted ASU 2017-07,"Compensation—Retirement Benefits," which requires that an employer report the service cost component of net periodic pension costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension costs to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Adoption resulted in a reclassification on the consolidated statements of operations of a benefit of $1.4 million for the year ended December 31, 2017, from income from operations to other expense, net.
On January 1, 2018, we adopted ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities, excluding those accounted for using the equity method of accounting, to be remeasured at exit price fair value, with changes recorded in the statement of operations. This standard was adopted using the modified retrospective application resulting in a cumulative adjustment to retained earnings of $0.8 million at January 1, 2018. See Note 20 for more information.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Of the accounting standards we have adopted in 2018, the below standards did not have a material impact:

ASU		Effective Date
2017-12	Derivatives and Hedging	January 1, 2018
2017-09	Compensation—Stock Compensation	January 1, 2018
2017-04	Simplifying the Test for Goodwill Impairment	January 1, 2018
2017-01	Clarifying the Definition of a Business	January 1, 2018
2016-15	Statement of Cash Flows	January 1, 2018

Accounting Guidance Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognize, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or "ROU") and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We have elected to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. As a result, historical financial information will not be updated, and the disclosures required under the new standard will not be provided as of and for periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the practical expedient pertaining to land easements which permits entities to forgo the evaluation of existing land easement arrangements in transition to determine if they contain a lease. We do not expect to elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, meaning we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases (leases with a term of less than 12 months from lease commencement) of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all asset classes.
The Company is in process of implementing an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We are finalizing the implementation steps including evaluating completeness and accuracy of lease data entered into the software solution to assess the effect of the new guidance on our financial statements and assessing our procedural and policy requirements and impacts to our internal controls. While the Company is still evaluating the impacts of implementing the ASU, we expect to recognize a material increase to total assets and total liabilities on our consolidated balance sheets due to the recognition of ROU assets and corresponding lease liabilities. Additionally, we will record a one-time impact to retained earnings on our consolidated balance sheets and consolidated statement of changes in shareholders’ equity related to the net difference of derecognition of existing assets and debt obligations associated with our leases currently accounted for as sale-leaseback financings, for which the ASU requires accounting for as a lease at the date of initial application. The Company does not expect the adoption of the ASU to have a material effect on the Company’s results of operations. We are currently evaluating the expanded disclosures necessary to be in compliance with this standard, including expanded disclosures regarding qualitative and quantitative information about our leases, the significant judgments made in applying the lease guidance, and the amounts recognized in the financial statements related to those leases.
(2)    REVENUE
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At December 31, 2018 and 2017, the total carrying value of BIPs were $190.8 million and $173.0 million, respectively, and are presented within other assets on the consolidated balance sheets. For the years ended December 31, 2018, 2017 and 2016 $65.5 million, $65.0 million and $53.5 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $56.0 million and zero at December 31, 2018 and 2017, respectively, which will be repaid in future periods.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at December 31, 2018 and January 1, 2018 were $47.2 million and $41.7 million, respectively.
The arrangements discussed above that have changed under the new revenue standard have resulted in a difference in timing of revenue recognition and classification of associated costs compared with historical U.S. GAAP. In addition to the application of the modified retrospective method to open contracts at the date of adoption (discussed in Note 1), we have applied certain other policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions. Other practical expedients associated with the new revenue standard were assessed by management and concluded to be not applicable, including the application of a portfolio approach, costs to obtain a contract, existence of significant financing components, contract modifications and right to invoice.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following tables summarizes the impact to our consolidated statements of operations and balance sheets in accordance with the new revenue standard:

	For the year ended December 31, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Net sales	$4,669.7	$4,662.6	$7.1
Cost of goods sold	3,106.3	3,039.0	67.3
Selling, general and administrative expenses	959.1	1,023.1	(64.0)
Provision for income taxes	54.2	53.2	1.0
Net income	$213.3	$210.5	$2.8
Less: Net income attributable to noncontrolling interests	6.2	6.1	0.1
Net income attributable to controlling interests	$207.1	$204.4	$2.7

	At December 31, 2018
	As reported	Prior to ASU 2014-09	Increases / (Decreases)
Assets
Inventories	$613.0	$638.0	$(25.0)
Prepaid expenses and other current assets	139.4	92.2	47.2
Other assets	489.1	491.7	(2.6)

Liabilities
Other accrued liabilities	$475.6	$473.7	$1.9
Deferred income taxes	140.8	137.5	3.3

Equity
Retained earnings	$198.6	$183.8	$14.8
Accumulated other comprehensive loss	(336.1)	(335.5)	(0.6)
Noncontrolling interests	105.4	105.2	0.2

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

•
Light Vehicle - Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that can enhance process efficiency to reduce overall manufacturing costs and provide on-site technical support.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
(3)    ACQUISITIONS
Acquisition of Industrial Wood Business
On June 1, 2017, the Company completed its acquisition from The Valspar Corporation ("Valspar") of certain assets constituting its North American Industrial Wood Coatings business (the "Industrial Wood" business), for a purchase price of $420.0 million, subject to working capital adjustments. Axalta and Valspar finalized the working capital adjustments to the purchase price which resulted in an increase of $10.3 million to $430.3 million (the "Industrial Wood Acquisition"). The Industrial Wood Acquisition was funded through the refinancing of our Dollar Term Loans discussed further at Note 17.
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
After preliminary working capital adjustments, the Company paid an aggregate purchase price of $430.3 million, which was comprised of the following:

	June 1, 2017 (As Initially Reported)	Measurement Period Adjustments	June 1, 2017 (As Adjusted)
Accounts and notes receivable—trade	$23.3	$—	$23.3
Inventories	24.9	(0.2)	24.7
Prepaid expenses and other current assets	0.2	—	0.2
Property, plant and equipment	23.0	0.1	23.1
Identifiable intangibles	254.2	4.9	259.1
Accounts payable	(22.4)	0.2	(22.2)
Other accrued liabilities	(5.1)	0.4	(4.7)
Net assets acquired before goodwill on acquisition	$298.1	$5.4	$303.5
Goodwill on acquisition	132.6	(5.8)	126.8
Net assets acquired	$430.7	$(0.4)	$430.3

Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce and the anticipated future economic benefits and is recorded within our industrial end-market in our Performance Coatings segment. The goodwill recognized at December 31, 2018 that is expected to be deductible for income tax purposes is $126.8 million.
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

Notes to Consolidated Financial Statements
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
Other Acquisitions
During the year ended December 31, 2018, we successfully completed seven strategic acquisitions, including two based in Asia Pacific, two based in North America, and three based in Europe all of which operate within our Performance Coatings segment ("2018 Acquisitions"). Our aggregate spending for these acquisitions for the year ended December 31, 2018 was $79.9 million. The overall impacts to our consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2018 Acquisitions was $64.6 million, comprised primarily of technology and customer relationship assets, which will be amortized over a weighted average term of approximately nine years.
At December 31, 2018, for the 2018 Acquisitions treated as business combinations we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
In addition, during the year ended December 31, 2018, pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we purchased an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 75.5%.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2016 to December 31, 2018 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2016	$889.4	$74.7	$964.1
Goodwill from acquisitions	207.2	—	207.2
Purchase accounting adjustments	(15.2)	—	(15.2)
Foreign currency translation	107.8	7.3	115.1
December 31, 2017	$1,189.2	$82.0	$1,271.2
Goodwill from acquisitions	2.9	—	2.9
Purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation	(40.4)	(2.7)	(43.1)
December 31, 2018	$1,151.5	$79.3	$1,230.8

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$545.7	$(260.7)	$285.0	10.4
Trademarks—indefinite-lived	269.0	—	269.0	Indefinite
Trademarks—definite-lived	100.6	(24.0)	76.6	15.8
Customer relationships	929.9	(222.9)	707.0	19.1
Other	15.7	(5.3)	10.4	5.1
Total	$1,860.9	$(512.9)	$1,348.0

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$498.0	$(213.6)	$284.4	10.5
Trademarks—indefinite-lived	277.2	—	277.2	Indefinite
Trademarks—definite-lived	102.6	(17.7)	84.9	15.9
Customer relationships	945.1	(176.8)	768.3	19.0
Other	16.6	(3.2)	13.4	4.8
Total	$1,839.5	$(411.3)	$1,428.2

During the year ended December 31, 2017, we changed certain indefinite-lived trademark intangibles to definite-lived intangible assets. The change was made as a result of decisions regarding our anticipated future use of these trademarks. During this period, we commenced amortizing the assets on a straight-line basis over a 20-year useful life.
In-process research and development projects, classified within technology assets were $2.3 million at December 31, 2018 and 2017, respectively.
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2019	$114.2
2020	$113.9
2021	$113.3
2022	$111.1
2023	$71.3

(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. These amounts are recorded within selling, general and administrative expenses in the consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 24 months from the balance sheet date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table summarizes the activity related to the restructuring reserves and expenses for the years ended December 31, 2018, 2017 and 2016:

Balance at January 1, 2016	$41.3
Expense recorded	58.5
Payments made	(31.0)
Foreign currency translation	(2.7)
Balance at December 31, 2016	$66.1
Expense recorded	36.2
Payments made	(36.1)
Foreign currency translation	6.8
Venezuela deconsolidation impact	(1.5)
Balance at December 31, 2017	$71.5
Expense recorded	79.8
Payments made	(46.4)
Foreign currency translation	(2.2)
Balance at December 31, 2018	$102.7

Restructuring charges incurred during 2018 and 2017 included actions to reduce operational costs through activities to rationalize our manufacturing footprint, including the impacts from the announced closure of our Mechelen, Belgium manufacturing facility announced during the year ended December 31, 2018. We are projecting to incur aggregate pre-tax charges of approximately $120-130 million, subject to future changes in estimates, in connection with the announced closure and transfer of production to other Axalta facilities. Components of the pre-tax charges include estimated non-cash accelerated depreciation costs of approximately $50-60 million associated with the reduced useful lives of the impacted manufacturing assets. Also included in these projections were $70.6 million in severance costs incurred during the year ended December 31, 2018, as previously communicated. No impairments to the associated long-lived assets were recorded. Manufacturing assets were also assessed, including assessment of assets totaling $55.8 million (€47.7 million) at our Mechelen, Belgium manufacturing facility, and as a result, useful lives of the assets were truncated.
The impacts to pre-tax earnings from incremental accelerated depreciation resulting from our manufacturing footprint assessments, including our Mechelen, Belgium site, for the years ended December 31, 2018 and 2017 were $10.3 million and $4.3 million, respectively, and were recorded to cost of goods sold. During the year ended December 31, 2017, we also recorded impairment losses of $7.6 million associated with these manufacturing facilities based on market price estimates recorded within other expense, net.
(6)    COMMITMENTS AND CONTINGENCIES
Leases - Sales Leaseback Obligations
We have three lease arrangements that are treated as sale-leaseback financing transactions. The lessors' building costs are depreciated over an estimated useful life beginning at the commencement of the rental terms, at which point such lease assets recorded in property, plant and equipment had a corresponding offset within long-term borrowings. The table below reflects the total remaining cash payments related to all transactions during the rental term at December 31, 2018:

Sale-leaseback obligations
2019	$5.3
2020	5.4
2021	5.4
2022	5.7
2023	5.7
Thereafter	77.1
Total minimum payments	$104.6

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Leases - Other
We use various leased facilities and equipment in our operations. The terms for these leased assets vary depending on the lease agreement. Net rental expense under operating leases were $49.7 million, $52.7 million and $48.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, future minimum payments under non-cancelable operating leases were as follows:

Operating Leases
2019	$34.6
2020	23.5
2021	17.1
2022	13.2
2023	11.5
Thereafter	16.6
Total minimum payments	$116.5

Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At December 31, 2018 and 2017, we had outstanding bank guarantees of $12.7 million and $15.2 million, respectively, which expire between 2019 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed as of December 31, 2018 and 2017.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage against us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time, although management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the consolidated financial statements of Axalta. The potential effects, if any, on such consolidated financial statements will be recorded in the period in which these matters are probable and estimable.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(7)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with over 85% of the projected benefit obligation within the European region as of December 31, 2018.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2018 and 2017 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2018 and 2017 for our defined benefit pension plans:

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$636.9	$547.6
Service cost	8.8	9.0
Interest cost	13.1	13.8
Participant contributions	1.3	1.3
Actuarial gains, net	(3.3)	(13.8)
Plan curtailments, settlements and special termination benefits	(19.4)	(12.9)
Benefits paid	(25.6)	(23.3)
Business combinations and other adjustments	0.7	51.2
Foreign currency translation	(28.8)	64.0
Projected benefit obligation at end of year	$583.7	$636.9
Change in plan assets:
Fair value of plan assets at beginning of year	$365.0	$288.7
Actual return on plan assets	(1.4)	22.2
Employer contributions	24.6	27.4
Participant contributions	1.3	1.3
Benefits paid	(25.6)	(23.3)
Settlements	(12.5)	(13.9)
Business combinations and other adjustments	(0.1)	32.4
Foreign currency translation	(19.0)	30.2
Fair value of plan assets at end of year	$332.3	$365.0
Funded status, net	$(251.4)	$(271.9)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$22.0	$19.2
Other accrued liabilities	(11.5)	(12.0)
Accrued pensions	(261.9)	(279.1)
Net amount recognized	$(251.4)	$(271.9)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2018 and 2017. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Year Ended December 31,
	2018	2017
ABO	$559.9	$605.4
Plans with PBO in excess of plan assets:
PBO	$375.6	$401.2
ABO	$352.0	$370.0
Fair value plan assets	$102.2	$110.1
Plans with ABO in excess of plan assets:
PBO	$370.2	$393.3
ABO	$349.1	$364.9
Fair value plan assets	$99.3	$104.7

The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2018	2017
Accumulated net actuarial losses	$(51.8)	$(46.4)
Accumulated prior service credit	1.6	2.6
Total	$(50.2)	$(43.8)

The accumulated net actuarial losses for pensions relate primarily to differences between the actual net periodic expense and the expected net periodic expense resulting from differences in the significant assumptions, including return on assets, discount rates and compensation trends, used in these estimates. For individual plans in which the accumulated net actuarial gains or losses exceed 10% of the higher of the fair value of plan assets or the PBO at the beginning of the year, amortization of such excess has been included in net periodic benefit costs. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service credit is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.
The estimated pre-tax amounts that are expected to be amortized from AOCI into net periodic benefit cost during 2019 for the defined benefit plans is as follows:

2019
Amortization of net actuarial losses, net	$(2.0)
Amortization of prior service credit, net	0.1
Total	$(1.9)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost and amounts recognized in comprehensive (income) loss:
Net periodic benefit cost:
Service cost	$8.8	$9.0	$10.7
Interest cost	13.1	13.8	15.1
Expected return on plan assets	(16.1)	(15.0)	(12.6)
Amortization of actuarial loss, net	1.3	1.4	0.4
Amortization of prior service credit	(0.1)	—	—
Curtailment gain	(0.7)	—	(1.1)
Settlement (gain) loss	0.6	0.2	(0.5)
Special termination benefit loss	—	1.0	0.2
Net periodic benefit cost	$6.9	$10.4	$12.2
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss, net	$6.7	$(20.6)	$27.7
Amortization of actuarial loss, net	(1.3)	(1.4)	(0.4)
Prior service (credit) cost	0.8	(1.2)	—
Amortization of prior service credit	0.1	—	—
Curtailment gain	0.7	—	1.1
Settlement gain (loss)	(0.6)	(0.2)	0.5
Other adjustments	—	(7.9)	—
Total (gain) loss recognized in other comprehensive (income) loss	$6.4	$(31.3)	$28.9
Total recognized in net periodic benefit cost and comprehensive (income) loss	$13.3	$(20.9)	$41.1

Included in the other adjustments recognized in other comprehensive (income) loss for the year ended December 31, 2017 was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $8.5 million in AOCI ($5.9 million, net of tax), as discussed further in Note 21.
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2018	2017	2016
Weighted-average assumptions:
Discount rate to determine benefit obligation	2.27%	2.13%	2.52%
Discount rate to determine net cost	2.13%	2.52%	3.05%
Rate of future compensation increases to determine benefit obligation	2.68%	2.69%	3.07%
Rate of future compensation increases to determine net cost	2.69%	3.07%	3.03%
Rate of return on plan assets to determine net cost	4.47%	4.73%	4.75%
The rate of future compensation increases to determine benefit obligation in 2016 includes the impacts of inflationary assumptions of our now deconsolidated Venezuelan subsidiary, which are absent in the 2017-2018 assumptions.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2019	$28.5
2020	$31.2
2021	$29.8
2022	$30.8
2023	$30.7
2024—2028	$184.4
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
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued, and asset backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Pension trust liabilities relate to an over funding by DuPont into a pension trust managed by Axalta in conjunction with the Acquisition. The assets continue to be invested and managed by Axalta until required regulatory approvals are received, at which time the over-funded assets will be transferred back to the trust managed by DuPont. Assets measured using NAV as a practical expedient include debt asset backed securities and hedge funds. Debt asset backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the net asset values multiplied by the number of shares owned.
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
The Company’s investment strategy in pension plan assets is to generate earnings over an extended time to help fund the cost of benefits while maintaining an adequate level of diversification for a prudent level of risk. The table below summarizes the weighted average actual and target pension plan asset allocations at December 31st for all funded Axalta defined benefit plans.

Asset Category	2018	2017	Target Allocation
Equity securities	15-20%	25-30%	15-20%
Debt securities	25-30%	20-25%	25-30%
Real estate	0-5%	0-5%	0-5%
Other	45-50%	45-50%	45-50%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2018 and 2017, respectively.

	Fair value measurements at
	12/31/2018
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.5	$4.4	$0.1	$—
U.S. equity securities	23.7	23.4	—	0.3
Non-U.S. equity securities	42.9	39.9	1.0	2.0
Debt securities—government issued	70.9	41.1	23.3	6.5
Debt securities—corporate issued	29.1	19.7	7.0	2.4
Private market securities and other	129.6	1.2	1.5	126.9
Real estate investments	13.6	—	—	13.6
Total	$314.3	$129.7	$32.9	$151.7
Debt asset backed securities at NAV	11.0
Hedge funds at NAV	8.5
Pension trust liability	(1.5)
	$332.3

	Fair value measurements at
	12/31/2017
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$3.7	$3.7	$—	$—
U.S. equity securities	33.3	33.0	—	0.3
Non-U.S. equity securities	76.4	73.4	1.2	1.8
Debt—government issued	44.6	33.1	7.3	4.2
Debt—corporate issued	32.8	17.2	13.1	2.5
Private market securities and other	141.2	2.7	2.8	135.7
Real estate investments	13.5	—	—	13.5
Total	$345.5	$163.1	$24.4	$158.0
Debt asset backed securities at NAV	10.9
Hedge funds at NAV	8.6
	$365.0

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, real estate investments, and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Our real estate investments are primarily comprised of investments in commercial property funds externally valued using third party pricing methodologies, which are not actively traded on public exchanges. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2018 and 2017.

	Level 3 assets
	Total	Private market securities	Debt and equity	Real estate investments
Ending balance at December 31, 2016	$77.5	$64.1	$2.2	$11.2
Realized (loss)	—	—	—	—
Change in unrealized gain	9.9	8.3	0.4	1.2
Purchases, sales, issues and settlements	70.6	63.3	6.2	1.1
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2017	$158.0	$135.7	$8.8	$13.5
Realized (loss)	—	—	—	—
Change in unrealized gain	(4.2)	(4.4)	(0.2)	0.4
Purchases, sales, issues and settlements	(2.1)	(4.4)	2.6	(0.3)
Transfers in/(out) of Level 3	—	—	—	—
Ending balance at December 31, 2018	$151.7	$126.9	$11.2	$13.6

Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2019, the expected long-term rate of return is 4.21%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2018, we expect to contribute $6.7 million to our defined benefit plans during 2019. No plan assets are expected to be returned to the Company in 2019.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $43.8 million, $45.1 million and $43.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(8)    STOCK-BASED COMPENSATION
During the years ended December 31, 2018, 2017 and 2016, we recognized $37.3 million, $38.5 million and $41.1 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses on the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $6.7 million, $12.1 million and $14.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Description of Equity Incentive Plan
In 2013, Axalta’s Board of Directors approved the Axalta Coating Systems Ltd. 2013 Incentive Award Plan (the "2013 Plan") which reserved shares of common stock of the Company for issuance to employees, directors and consultants. The 2013 Plan provided for the issuance of stock options, restricted stock or other stock-based awards. No further awards may be granted pursuant to the 2013 Plan.
In 2014, Axalta's Board of Directors approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan, as amended and restated (the "2014 Plan"), which reserved additional shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. All awards granted pursuant to the 2014 Plan must be authorized by the Board of Directors of Axalta or a designated committee thereof. Our Board of Directors has generally delegated responsibility for administering the 2014 Plan to our Compensation Committee.
The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair values of options granted in 2018, 2017 and 2016 were $6.78, $7.69 and $5.69 per share, respectively. Options granted have a 3-year vesting period. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2018 Grants	2017 Grants	2016 Grants
Expected Term	6.0 years	6.0 years	6.0 years
Volatility	20.27%	21.75%	21.63%
Dividend Yield	—	—	—
Discount Rate	2.66%	2.03%	1.45%
The expected term assumptions used for the grants mentioned in the above table were determined using the simplified method. We do not anticipate paying cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero. Volatility for outstanding grants was based upon our industry peer group since we have a limited history as a public company. The discount rate was derived from the U.S. Treasury yield curve.
A summary of stock option award activity as of and for the year ended December 31, 2018 is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2017	8.1	$16.54
Granted	1.1	$29.74
Exercised	(1.7)	$10.52
Forfeited	(0.3)	$29.59
Outstanding at December 31, 2018	7.2	$19.32
Vested and expected to vest at December 31, 2018	7.2	$19.32	$48.0	5.76
Exercisable at December 31, 2018	5.6	$16.80	$48.0	5.08

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Cash received by the Company upon exercise of options in 2018 was $17.4 million. Tax benefits on these exercises were $6.6 million. For the years ended December 31, 2018, 2017 and 2016, the intrinsic value of options exercised was $33.6 million, $42.2 million and $42.5 million, respectively.
The fair value of shares vested during 2018, 2017 and 2016 was $6.8 million, $5.2 million and $3.4 million, respectively.
At December 31, 2018, there was $3.6 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.4 years.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2018, we issued 1.1 million shares of restricted stock awards and restricted stock units. A majority of these awards vests ratably over three years. The other awards granted cliff vest over one, two, three or four year periods.
A summary of restricted stock and restricted stock unit award activity as of December 31, 2018 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2017	1.9	$29.32
Granted	1.1	$29.61
Vested	(1.2)	$29.84
Forfeited	(0.2)	$29.33
Outstanding at December 31, 2018	1.6	$29.12

At December 31, 2018, there was $19.3 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.
The intrinsic value of awards vested during 2018, 2017 and 2016 was $36.2 million, $30.1 million and $5.5 million, respectively. The total fair value of awards vested during 2018, 2017 and 2016 was $35.3 million, $29.4 million and $6.2 million, respectively.
Performance Stock Awards and Performance Share Units
During the year ended December 31, 2018, the Company granted performance stock awards and performance share units (collectively referred to as "PSAs") to certain employees of the Company as part of their annual equity compensation award.
PSAs are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group or S&P 500. Each award vests over a period of three years and covers a performance cycle of three years starting at the beginning of the fiscal year in which the shares were granted.  Awards will cliff vest upon meeting the applicable TSR thresholds and the service requirement of three years. The actual number of shares awarded is adjusted to between zero and 200% of the target award amount based upon achievement of pre-determined objectives. TSR relative to peers is considered a market condition under applicable authoritative guidance.
A summary of PSA activity as of December 31, 2018 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2017	0.6	$31.17
Granted	0.3	$33.81
Vested	—	$—
Forfeited	(0.1)	$33.65
Outstanding at December 31, 2018	0.8	$31.82

At December 31, 2018, there was $10.5 million of unamortized expense relating to unvested PSAs that is expected to be amortized over a weighted average period of 1.7 years.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(9)    OTHER EXPENSE, NET

	Year Ended December 31,
	2018	2017	2016
Foreign exchange losses, net	$9.2	$7.4	$30.6
Impairments	—	7.6	10.5
Debt extinguishment and refinancing related costs	9.5	13.4	97.6
Other miscellaneous (income) expense, net	(3.7)	(1.3)	5.5
Total	$15.0	$27.1	$144.2

Prior to deconsolidation, during the years ended December 31, 2017 and 2016, our Venezuelan subsidiary, which is a U.S. dollar functional entity, contributed $1.8 million and $23.5 million to the foreign exchange losses, respectively.
During the years ended December 31, 2017 and 2016, we recorded non-operational impairment losses of $7.6 million and $10.5 million, respectively. These impairment losses related to actions to reduce operational costs through activities to rationalize our manufacturing footprint resulting in write-downs of manufacturing facilities identified for closure, as well as a write-down of the carrying value of a real estate investment, which were based on market price estimates.
Debt extinguishment and refinancing related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of the Term Loans and Senior Notes during the years ended December 31, 2018 and 2017, as discussed further in Note 17.
(10)    INCOME TAXES
On December 22, 2017, the U.S. TCJA legislation, as defined herein, was enacted into law, which significantly revised the Internal Revenue Code of 1986, as amended. The U.S. TCJA included, among other items, (1) permanent reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) limitations on the tax deduction for net interest expense to 30% of adjusted earnings; (3) a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (4) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base); and (5) modifying or repealing many other business deductions and credits (including modifications to annual foreign tax credit limitations).
For the year-ended December 31, 2017 we recorded a provisional non-cash net tax charge of $107.8 million related to the impacts of the U.S. TCJA. This provisional tax charge included a one-time $81.1 million remeasurement of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21%, the establishment of a valuation allowance of $26.1 million on certain interest and foreign tax credit carryforwards and $0.6 million of withholding tax on unremitted earnings. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on legislative updates relating to the U.S. TCJA currently available and recorded an additional tax benefit of $12.5 million for the year ended December 31, 2018. While we have completed our accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2018	2017	2016
Domestic	$194.8	$41.8	$27.9
Foreign	72.7	147.8	54.8
Total	$267.5	$189.6	$82.7

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Provision (Benefit) for Income Taxes

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$7.2	$6.8	$14.0	$4.6	$102.8	$107.4	$0.9	$(1.3)	$(0.4)
U.S. state and local	2.7	12.8	15.5	1.7	0.4	2.1	3.7	8.2	11.9
Foreign	38.2	(13.5)	24.7	43.9	(11.5)	32.4	49.4	(22.8)	26.6
Total	$48.1	$6.1	$54.2	$50.2	$91.7	$141.9	$54.0	$(15.9)	$38.1
Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2018		2017		2016
Statutory U.S. federal income tax rate (1)	$56.2	21.0%	$66.4	35.0%	$29.0	35.0%
Foreign income taxed at rates other than U.S. statutory rate	(24.8)	(9.3)	(56.2)	(29.6)	(45.6)	(55.1)
Changes in valuation allowances	(37.5)	(14.0)	45.3	23.9	9.6	11.6
Foreign exchange gain (loss), net	24.7	9.2	(17.7)	(9.3)	3.1	3.7
Unrecognized tax benefits	18.9	7.1	3.1	1.6	7.1	8.6
Foreign taxes	6.7	2.5	4.1	2.2	4.5	5.4
Non-deductible interest	4.8	1.8	9.8	5.2	6.7	8.1
Non-deductible expenses	3.8	1.4	4.6	2.4	4.7	5.7
Tax credits	(6.6)	(2.4)	(4.2)	(2.2)	(6.7)	(8.1)
Excess tax benefits relating to stock-based compensation	(6.6)	(2.4)	(13.1)	(6.9)	(13.4)	(16.2)
U.S. tax reform (2)	(12.5)	(4.7)	107.8	56.8	—	—
Venezuela deconsolidation and impairment	—	—	(2.0)	(1.0)	23.8	28.8
U.S. state and local taxes, net	1.8	0.7	1.3	0.7	7.8	9.4
Other - net (3)	25.3	9.4	(7.3)	(4.0)	7.5	9.2
Total income tax provision / effective tax rate	$54.2	20.3%	$141.9	74.8%	$38.1	46.1%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)	Tax effect of the U.S. TCJA recorded under SAB 118.

(3)
In 2018, the Company recorded a tax charge of $17.6 million related to the remeasurement of net deferred tax assets in Netherlands due to the corporate tax rate reduction enacted into law, which is fully offset by a tax benefit of $17.6 million for the decrease to the valuation allowance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Deferred Tax Balances

	Year Ended December 31,
	2018	2017
Deferred tax asset
Tax loss, credit and interest carryforwards	$238.5	$265.3
Compensation and employee benefits	80.1	86.0
Accruals and other reserves	25.5	33.9
Research and development capitalization	7.7	8.9
Equity investment and other securities	20.1	26.4
Other	3.0	10.9
Total deferred tax assets	$374.9	431.4
Less: valuation allowance	(159.0)	$(214.2)
Total deferred tax assets, net of valuation allowance	$215.9	$217.2
Deferred tax liabilities
Goodwill and intangibles	(17.4)	(15.2)
Property, plant and equipment	(144.7)	(146.9)
Unremitted earnings	(7.4)	(7.4)
Long-term debt	(2.4)	(2.2)
Total deferred tax liabilities	$(171.9)	$(171.7)
Net deferred tax asset	$44.0	$45.5

Non-current assets	184.8	198.4
Non-current liability	(140.8)	(152.9)
Net deferred tax asset	$44.0	$45.5

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2018	2017
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$53.3	$92.3
Expire after 10 years or indefinite carryforward	121.6	124.0
Tax credit carryforwards
Expire within 10 years	17.3	20.5
Expire after 10 years or indefinite carryforward	20.9	16.1
Interest carryforwards
Expire within 10 years	2.2	—
Expire after 10 years or indefinite carryforward	23.2	12.4
Total tax loss, tax credit and interest carryforwards	$238.5	265.3

(1)	Net of unrecognized tax benefits
Utilization of our tax loss, tax credit and interest carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the tax loss, tax credit and interest carryforwards before their utilization.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Valuation allowance	Year Ended December 31,
	2018	2017
Non-U.S.	133.8	188.1
U.S.	25.2	26.1
Total valuation allowance	159.0	214.2
Valuation allowances relate primarily to the tax loss and tax credit carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards from operations in Luxembourg and Netherlands, of $113.6 million and $155.7 million at December 31, 2018 and 2017, respectively. The U.S. valuation allowance relates to certain U.S. foreign tax credit carryforwards that were impacted by the enactment of the U.S. TCJA and other state net deferred tax assets.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2018	2017	2016
Total gross unrecognized tax benefits at January 1	$17.2	$12.3	$4.7
Increases related to positions taken on items from prior years	3.4	1.9	—
Decreases related to positions taken on items from prior years	(1.8)	—	(0.2)
Increases related to positions taken in the current year (1)	18.2	3.0	7.8
Total gross unrecognized tax benefits at December 31	$37.0	$17.2	$12.3
Total accrual for interest and penalties associated with unrecognized tax benefits (2)	3.1	1.2	1.1
Total gross unrecognized tax benefits at December 31, including interest and penalties	$40.1	$18.4	$13.4

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	25.2	9.7	8.5
Interest and penalties included as components of the "Provision (benefit) for income taxes"	1.9	0.1	0.3

(1)
Of the $18.2 million 2018 increase related to positions taken in the current year, $10.6 million is the unrecognized tax benefit related to the announced closure of our manufacturing facility at our Mechelen, Belgium site.

(2)	Accrued interest and penalties are included within the related tax liability line in the balance sheet.
The Company is subject to income tax in approximately 45 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, China, Germany, Mexico and Switzerland. The statute of limitations varies by jurisdiction with 2008 being the oldest tax year still open in the material jurisdictions. Certain of our German subsidiaries are under tax examination for calendar years 2010 to 2013. The Company is also under audit in other jurisdictions outside of Germany for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 will be indemnified by DuPont. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods that could be material.
Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
(11)    NET INCOME PER COMMON SHARE
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

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Net income to common shareholders	$207.1	$36.7	$38.8
Basic weighted average shares outstanding	239.0	240.4	238.1
Diluted weighted average shares outstanding	242.9	246.1	244.4
Net income per common share:
Basic net income per share	$0.87	$0.15	$0.16
Diluted net income per share	$0.85	$0.15	$0.16

The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2018, 2017 and 2016 were 2.6 million, 1.8 million and 1.3 million, respectively.

(12)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Year Ended December 31,
	2018	2017
Accounts receivable—trade, net (1)	$739.9	$748.2
Notes receivable	36.1	29.4
Other	84.8	92.6
Total	$860.8	$870.2
(1) Allowance for doubtful accounts was $15.4 million and $15.9 million at December 31, 2018 and 2017, respectively.
Bad debt expense of $2.3 million, $3.5 million and $3.4 million was included within selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively.
(13)    INVENTORIES

	Year Ended December 31,
	2018	2017
Finished products	$334.0	$347.5
Semi-finished products	108.0	95.5
Raw materials	149.9	144.8
Stores and supplies	21.1	20.8
Total	$613.0	$608.6

(14) PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2018	2017
Land				$85.7	$87.6
Buildings and improvements	5	-	25	522.4	516.3
Machinery and equipment	3	-	25	1,333.2	1,244.0
Software	5	-	7	159.5	155.3
Other	3	-	20	45.7	41.7
Construction in progress				72.3	148.7
Total				$2,218.8	$2,193.6
Accumulated depreciation				(920.6)	(805.0)
Property, plant and equipment, net				$1,298.2	$1,388.6

Depreciation expense was $183.4 million, $176.6 million and $176.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We capitalized interest of $4.0 million, $3.7 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(15)    OTHER ASSETS

	Year Ended December 31,
	2018	2017
Available for sale securities	$1.7	$5.2
Deferred income taxes—non-current	184.8	198.4
Business incentive plan assets	190.8	173.0
Other assets (1)	111.8	52.0
Total	$489.1	$428.6

(1)	Include other upfront incentives made in conjunction with long-term customer commitments of $49.8 million and zero at December 31, 2018 and 2017, respectively, which will be repaid in future periods.
(16)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2018	2017
Accounts Payable
Trade payables	$477.8	$510.7
Non-income taxes	21.4	27.0
Other	23.6	17.2
Total	$522.8	$554.9

Other Accrued Liabilities
Compensation and other employee-related costs	$163.2	$153.3
Restructuring	60.3	71.5
Discounts, rebates, and warranties	157.8	138.8
Income taxes payable	15.2	22.2
Other	79.1	103.8
Total	$475.6	$489.6

(17)    BORROWINGS
Borrowings are summarized as follows:

	Year Ended December 31,
	2018	2017
2024 Dollar Term Loans	$2,411.8	$1,960.0
2023 Euro Term Loans	—	472.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	383.3	399.7
2025 Euro Senior Notes	514.9	536.9
Short-term and other borrowings	103.8	94.8
Unamortized original issue discount	(12.6)	(9.1)
Unamortized deferred financing costs	(37.2)	(39.2)
	$3,864.0	$3,915.6
Less:
Short-term borrowings	$17.9	$12.9
Current portion of long-term borrowings	24.3	24.8
Long-term debt	$3,821.8	$3,877.9

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Senior Secured Credit Facilities, as amended
On December 15, 2016 (the "Fourth Amendment Effective Date"), Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B
B.V.") and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings") executed the fourth amendment (the "Fourth Amendment") to the credit agreement (the “Credit Agreement”) governing our Senior Secured Credit Facilities. The Fourth Amendment (i) converted all of the outstanding U.S. Dollar term loans ($1,775.3 million) (the “2020 Dollar Term Loans”) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding Euro term loans (€199.0 million) (the “2020 Euro Term Loans” and, together with the 2020 Dollar Term Loans, the “2020 Term Loans”) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans").
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
On April 11, 2018 (the "Sixth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the sixth amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment repriced the 2024 Dollar Term Loans and increased the aggregate principal balance by $475.0 million to $2,430.0 million. The increased principal balance of the 2024 Dollar Term Loans under the Sixth Amendment was issued at 99.75% of par or a $6.0 million discount. Proceeds from the Sixth Amendment, along with cash on the balance sheet, were used to extinguish the existing 2023 Euro Term Loans. The 2024 Dollar Term Loans together with the Revolving Credit Facility, as defined herein, are referred to as the "Senior Secured Credit Facilities."
On October 31, 2018 (the "Seventh Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings, the Company, and certain other subsidiaries of the Company as guarantors entered into the seventh amendment to the Credit Agreement (the "Seventh Amendment"). The Seventh Amendment amended the Credit Agreement to, among other things, (i) allow for the Company and certain wholly owned subsidiaries of the Company to be added as guarantors under the Credit Agreement, (ii) provide that (A) the covenants in the Credit Agreement generally apply to the Company and its restricted subsidiaries and (B) upon election at any time thereafter, a successor holdings guarantor may be designated and, upon the effectiveness of the guarantee of such successor parent guarantor, the covenants in the Credit Agreement will generally apply to such successor holdings guarantor and its restricted subsidiaries, (iii) otherwise amend the Credit Agreement in order to effect certain corporate transactions as part of a potential internal reorganization of certain of the Company's subsidiaries (the "Proposed Restructuring") and certain potential future reorganizations involving the Company and (iv) update guarantee limitations for certain of the guarantors.
Interest was and is payable quarterly on the 2023 Term Loans and the 2024 Dollar Term Loans.
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
Prior to the Fifth Amendment, interest on the 2023 Dollar Term Loans was subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date. The applicable rate for such 2023 Dollar Term Loans was 2.50% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 1.50% per annum for Base Rate Loans as defined in the Credit Agreement. The 2023 Euro Term Loans were also subject to a floor of 0.75%, plus an applicable rate after the Fourth Amendment Effective Date of 2.25% per annum for Eurocurrency Rate Loans. The 2023 Euro Term Loans may not have been Base Rate Loans.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Prior to the Fourth Amendment, interest on the 2020 Dollar Term Loans was subject to a floor of 1.00%, plus an applicable rate after February 3, 2014 (the effective date of the second amendment to the Credit Agreement). The applicable rate for such 2020 Dollar Term Loans was 3.00% per annum for Eurocurrency Rate Loans and 2.00% per annum for Base Rate Loans. The 2020 Euro Term Loans were also subject to a floor of 1.00%, plus an applicable rate. The applicable rate for such 2020 Euro Term Loans was 3.25% per annum for Eurocurrency Rate Loans. The 2020 Euro Term Loans were not to be Base Rate Loans. The applicable rate for both Eurocurrency Rate Loans as well as Base Rate Loans was subject to a further 25 basis point reduction if the Total Net Leverage Ratio as defined in the Credit Agreement governing the Senior Secured Credit Facilities was less than or equal to 4.50:1.00. During the third quarter of 2014, our Total Net Leverage Ratio was less than 4.50:1.00. Consequently, the applicable rates were changed to 2.75% for the 2020 Dollar Term Loans and 3.00% for the 2020 Euro Term Loans through the Fourth Amendment Effective Date.
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
The Senior Secured Credit Facilities are secured by substantially all assets of the Company and the other guarantors. The 2024 Dollar Term Loans mature on June 1, 2024. Principal is paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity.
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2018, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At December 31, 2018, the financial covenant is not applicable as there were no borrowings.
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
There have been no borrowings outstanding on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2018 and December 31, 2017, letters of credit issued under the Revolving Credit Facility totaled $44.8 million and $35.5 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $355.2 million and $364.5 million at December 31, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Significant Transactions
During the year ended December 31, 2018, in connection with the Sixth Amendment discussed above, we recorded a loss on extinguishment and other financing-related costs of $8.4 million, of which $2.9 million related to the 2023 Euro Term Loan and $5.5 million related to the 2024 Dollar Term Loans. The loss was comprised of the write off of unamortized deferred financing costs and original issue discounts of $3.1 million and $0.7 million, respectively, and other fees directly associated with the Sixth Amendment of $4.6 million. In addition, in connection with the Seventh Amendment discussed above, we recorded a loss of $0.7 million.
During the year ended December 31, 2017, in connection with the Fifth Amendment discussed above, we recorded a loss on extinguishment of $13.0 million. In addition, we voluntarily prepaid $30.0 million in principal of the outstanding 2024 Dollar Term Loans, resulting in a loss of $0.4 million, consisting of the write-off of unamortized deferred financing costs and original issue discounts.
During the year ended December 31, 2016, in connection with the Third Amendment discussed above, we recorded a loss on extinguishment of $2.3 million. In addition, in connection with the Fourth Amendment discussed above, we recorded a $10.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2016. The loss was comprised of the write-off of unamortized deferred financing costs and original issue discounts attributable to the 2020 Term Loans of $4.7 million and $1.5 million, respectively, and other fees directly associated with the Fourth Amendment of $4.2 million.
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
Issuance of New Senior Notes and Redemption of 2021 Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% senior unsecured notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% senior unsecured notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively, the “2024 Senior Notes” and with the 2025 Euro Senior Notes, as defined herein, “New Senior Notes”, each of which is described in detail below), for the primary purpose of redeeming the 2021 Dollar Senior Notes (the “August 2016 Refinancing”). Consistent with the terms of the 2021 Dollar Senior Notes, we extinguished the principal at a redemption price equal to 105.531%.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
On October 26, 2018, the U.S. Issuer and the party thereto entered into a seventh supplemental indenture (the “2024 Seventh Supplemental Indenture”) to the 2024 Senior Notes. In addition, on October 26, 2018, the Dutch Issuer and the new guarantors party thereto entered into a seventh supplemental indenture (the “2025 Seventh Supplemental Indenture” and, together with the 2024 Seventh Supplemental Indenture, the “October 2018 Supplemental Indentures”) to the 2025 Euro Senior Notes. The October 2018 Supplemental Indentures permit the Company and its subsidiaries to effect certain corporate transactions as part of a potential internal reorganization of certain of the Company's subsidiaries (the "Proposed Restructuring") and certain potential future reorganizations involving the Company. Each of the October 2018 Supplemental Indentures amended the applicable indenture in order to, among other things, (i) add the Company and certain wholly owned subsidiaries of the Company as guarantors of the applicable New Senior Notes, (ii) provide that (A) the covenants of the applicable Indenture generally apply to the Company and its restricted subsidiaries and (B) upon an election by the relevant Issuer at any time thereafter, a successor parent guarantor may be designated and, upon the effectiveness of the guarantee of such successor parent guarantor, the covenants of the applicable Indenture will generally apply to such successor parent guarantor and its restricted subsidiaries, (iii) otherwise amend the applicable Indenture in order to effect the Proposed Restructuring (as defined below) and (iv) update guarantee limitations for certain of the guarantors.

In connection with the October 2018 Supplemental Indentures above, the Company became the parent guarantor of the New Senior Notes. Additionally, we recorded a loss of $0.4 million compromised of fees directly associated with the indentures. No deferred financing costs or original issue discounts were written off as a result of the October 2018 Supplemental Indentures.
i) 2024 Dollar Senior Notes
The 2024 Dollar Senior Notes were issued at 99.951% of par, or $2.0 million discount, and are due August 15, 2024. The 2024 Dollar Senior Notes bear interest at 4.875% and are payable semi-annually on February 15th and August 15th. We have the option to redeem all or part of the 2024 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15th of the years indicated:

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
The 2024 Dollar Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(ii) 2024 Euro Senior Notes
The 2024 Euro Senior Notes were issued at par and are due August 15, 2024. The 2024 Euro Senior Notes bear interest at 4.250% and are payable semi-annually on February 15th and August 15th. We have the option to redeem all or part of the 2024 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15th of the years indicated:

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
The 2024 Euro Senior Notes, subject to local law limitations, will initially be jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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
(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% and are payable semi-annually on January 15th and July 15th. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15th of the years indicated:

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The 2025 Euro Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities (other than the Dutch Issuer). Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2018.

2019	$42.2
2020	26.0
2021	25.3
2022	52.7
2023	25.4
Thereafter	3,722.2
$3,893.8

The table above excludes $20.0 million of debt associated with our sale-leaseback financings that will not be settled with cash.
(18)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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

Derivative instruments - The Company’s interest rate caps, interest rate swaps and cross-currency swaps are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are considered to be Level 2 inputs.
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in current and prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the consolidated statement of operations. During the year ended December 31, 2017, the Company recorded gains of $3.0 million associated with the changes to fair value. The Company paid the remaining $8.9 million contingent consideration in the year ended December 31, 2018. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2018 and December 31, 2017.

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate caps (1)	$—	$4.5	$—	$4.5	$—	$—	$—	$—
Cross-currency swaps (2)	—	14.1	—	14.1	—	—	—	—
Foreign currency forward contracts(3)	—	—	—	—	—	—	—	—
Other assets:
Interest rate caps (1)	—	1.4	—	1.4	—	1.2	—	1.2
Interest rate swaps (1)	—	—	—	—	—	—	—	—
Cross-currency swaps (2)	—	—	—	—	—	—	—	—
Investment in equity securities	0.7	—	—	0.7	4.3	—	—	4.3
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	—	—	—	—	2.6	—	2.6
Foreign currency forward contracts(3)	—	—	—	—	—	0.7	—	0.7
Other liabilities:
Interest rate swaps (1)	—	2.9	—	2.9	—	—	—	—
Cross-currency swaps (2)	—	8.8	—	8.8	—	—	—	—
Contingent consideration	—	—	—	—	—	—	8.9	8.9
Long-term borrowings: (4)
2024 Dollar Senior Notes	—	474.9	—	474.9	—	524.4	—	524.4
2024 Euro Senior Notes	—	381.1	—	381.1	—	427.7	—	427.7
2025 Euro Senior Notes	—	497.5	—	497.5	—	571.8	—	571.8
2024 Dollar Term Loans	—	2,276.1	—	2,276.1	—	1,967.4	—	1,967.4
2023 Euro Term Loans	—	—	—	—	—	475.5	—	475.5
(1) Cash flow hedge
(2) Net investment hedge
(3) Derivatives not designated as hedging instruments
(4) Amounts not reflected on the Consolidated Balance Sheet
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs.
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

Notes to Consolidated Financial Statements
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
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended June 30, 2018, we entered into three fixed-for-fixed cross-currency swaps with aggregate notional amounts totaling $475.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreements, we notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €387.2 million at a weighted average interest rate of 1.95%. The cross-currency swaps were designated as net investment hedges and were set to expire on March 31, 2023. These cross-currency swaps were marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI.
During the three months ended December 31, 2018, we settled three fixed-for-fixed cross-currency swaps previously executed in 2018 resulting in cash proceeds of $22.5 million. Concurrently, we notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €416.6 million at a weighted average interest rate of 1.44%. The cross-currency swaps are designated as net investment hedges and expire on March 31, 2023. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI.
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive (loss) income:

	Year Ended December 31,
	2018	2017
Accumulated other comprehensive (loss) income:
Interest rate caps (cash flow hedges)	$(3.4)	$2.0
Interest rate swaps (cash flow hedges)	3.0	—
Cross-currency swaps (net investment hedges)	(27.7)	—
Total accumulated other comprehensive (loss) income	$(28.1)	$2.0

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the year ended December 31, 2018, 2017 and 2016 for these cash flow and net investment hedges.

		For the Year Ended December 31,
		2018		2017		2016
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$(7.3)	$(1.9)	$1.8	$(2.7)	$2.0	$7.1
Interest rate swaps	Interest expense, net	4.3	1.3	—	—	—	—
Cross-currency swaps	Interest expense, net	(37.1)	(9.4)	—	—	—	—

Over the next 12 months, we expect gains of $0.1 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings, related to our interest rate caps and interest rate swaps.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31,
		2018	2017	2016
Foreign currency forward contracts	Other expense, net	$(7.9)	$11.2	$4.3
Interest rate cap	Interest expense, net	—	0.6	—
		$(7.9)	$11.8	$4.3

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Our business serves four end-markets globally as follows:

	Year Ended December 31,
	2018	2017	2016
Performance Coatings
Refinish	$1,754.2	$1,645.2	$1,679.7
Industrial	1,271.5	1,029.9	718.8
Total Net sales Performance Coatings	$3,025.7	$2,675.1	$2,398.5
Transportation Coatings
Light Vehicle	$1,290.2	$1,322.8	$1,337.7
Commercial Vehicle	353.8	355.0	332.6
Total Net sales Transportation Coatings	$1,644.0	$1,677.8	$1,670.3
Total Net sales	$4,669.7	$4,352.9	$4,068.8

Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2018
Net sales (1)	$3,025.7	$1,644.0	$4,669.7
Equity in earnings in unconsolidated affiliates	0.4	(0.1)	0.3
Adjusted EBITDA (2)	668.3	268.9	937.2
Investment in unconsolidated affiliates	2.7	12.7	15.4

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2017
Net sales (1)	$2,675.1	$1,677.8	$4,352.9
Equity in earnings (losses) in unconsolidated affiliates	0.3	0.7	1.0
Adjusted EBITDA (2)	564.2	321.0	885.2
Investment in unconsolidated affiliates	2.9	12.6	15.5

	Performance Coatings	Transportation Coatings	Total
For the Year ended December 31, 2016
Net sales (1)	$2,398.5	$1,670.3	$4,068.8
Equity in earnings in unconsolidated affiliates	(0.2)	0.4	0.2
Adjusted EBITDA (2)	549.7	352.7	902.4
Investment in unconsolidated affiliates	2.5	11.1	13.6

(1)	The Company has no intercompany sales between segments.

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Year Ended December 31,
	2018	2017	2016
Income before income taxes	$267.5	$189.6	$82.7
Interest expense, net	159.6	147.0	178.2
Depreciation and amortization	369.1	347.5	322.1
EBITDA	$796.2	$684.1	$583.0
Debt extinguishment and refinancing related costs (a)	9.5	13.4	97.6
Foreign exchange remeasurement losses (b)	9.2	7.4	30.6
Long-term employee benefit plan adjustments (c)	(1.9)	1.4	1.5
Termination benefits and other employee related costs (d)	81.7	35.3	61.8
Consulting and advisory fees (e)	—	(0.1)	10.4
Transition-related costs (f)	(0.2)	7.7	—
Offering and transactional costs (g)	1.2	18.4	6.0
Stock-based compensation (h)	37.3	38.5	41.1
Other adjustments (i)	5.2	3.6	5.0
Dividends in respect of noncontrolling interest (j)	(1.0)	(3.0)	(3.0)
Deconsolidation and site closure related impacts (k)	—	78.5	68.4
Adjusted EBITDA	$937.2	$885.2	$902.4

(a)
During the years ended December 31, 2018, 2017 and 2016 we refinanced and restructured our term loans and senior notes, which resulted in losses of $9.5 million, $13.0 million and $88.0 million, respectively. In addition, during the years ended December 31, 2017 and 2016 we prepaid outstanding principal on our term loans, resulting in non-cash losses on extinguishment of $0.4 million and $9.6 million, respectively. We do not consider these items to be indicative of our ongoing operating performance.

(b)
Eliminates foreign exchange gains and losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures. Exchange effects attributable to the remeasurement of our Venezuelan subsidiary represented losses of $1.8 million and $23.5 million for the years ended December 31, 2017 and 2016, respectively.

(c)	Eliminates the non-cash, non-service components of long-term employee benefit plans.

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

(i)
Represents certain non-operational or non-cash gains and losses unrelated to our core business and which we do not consider indicative of ongoing operations, including indemnity losses associated with the Acquisition, gains and losses from the sale and disposal of property, plant and equipment, gains and losses from the remaining foreign currency derivative instruments and from non-cash fair value inventory adjustments associated with our business combinations.

(j)
Represents the payment of dividends to our joint venture partners by our consolidated entities that are not 100% owned, which are reflected to show the cash operating performance of these entities on Axalta's financial statements.

(k)
During the year ended December 31, 2017, we recorded a loss in conjunction with the deconsolidation of our Venezuelan subsidiary of $70.9 million. During the year ended December 31, 2016 we recorded non-cash impairments at our Venezuelan subsidiary of $68.4 million associated with our operational long-lived assets and a real estate investment (See Note 21). Additionally, during the year ended December 31, 2017, we recorded non-cash impairment charges related to certain manufacturing facilities previously announced for closure of $7.6 million. We do not consider these to be indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2018	2017	2016
North America	$1,783.6	$1,607.7	$1,426.7
EMEA	1,658.1	1,538.3	1,455.3
Asia Pacific	758.2	748.1	723.9
Latin America (a)	469.8	458.8	462.9
Total (b)	$4,669.7	$4,352.9	$4,068.8
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2018	2017
North America	$477.4	$457.9
EMEA	439.1	507.4
Asia Pacific	246.1	258.9
Latin America (a)	135.6	164.4
Total (c)	$1,298.2	$1,388.6

(a)	Includes Mexico

(b)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 11%, 12% and 13% of the total for the years ended December 31, 2018, 2017 and 2016, respectively. Sales to external customers in Germany represented approximately 8%, 8% and 9% of the total for the years ended December 31, 2018, 2017 and 2016, respectively. Mexico represented 6% of the total for the years ended December 31, 2018, 2017 and 2016. Canada, which is included in the North America region, represents approximately 4% of total net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $243.6 million and $279.0 million in the years ended December 31, 2018 and 2017, respectively. China long-lived assets amounted to $203.8 million and $217.2 million in the years ended December 31, 2018 and 2017, respectively. Brazil long-lived assets amounted to approximately $58.0 million and $78.6 million in the years ended December 31, 2018 and 2017, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $25.1 million and 25.8 million in the years ended December 31, 2018 and 2017, respectively.

(20)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	$(208.8)	$(31.4)	$—	$(1.6)	$(241.8)
Current year deferrals to AOCI	(90.6)	(5.8)	—	1.7	(94.7)
Reclassifications from AOCI to Net income	—	0.8	—	(0.4)	0.4
Net Change	$(90.6)	$(5.0)	$—	$1.3	$(94.3)
Balance, December 31, 2018	$(299.4)	$(36.4)	$—	$(0.3)	$(336.1)

The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2018 was $14.4 million. The cumulative income tax expense related to the adjustments for unrealized gain on derivatives at December 31, 2018 was $0.5 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)
Current year deferrals to AOCI	83.4	17.1	0.4	(1.6)	99.3
Reclassifications from AOCI to Net income	—	8.1	—	2.0	10.1
Net Change	$83.4	$25.2	$0.4	$0.4	$109.4
Balance, December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)

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

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(232.8)	$(33.4)	$0.1	$(3.2)	$(269.3)
Current year deferrals to AOCI	(59.4)	(22.3)	0.3	(2.5)	(83.9)
Reclassifications from AOCI to Net income	—	(0.9)	—	3.7	2.8
Net Change	$(59.4)	$(23.2)	$0.3	$1.2	$(81.1)
Balance, December 31, 2016	$(292.2)	$(56.6)	$0.4	$(2.0)	$(350.4)

The cumulative income tax benefit related to pension plan adjustments at December 31, 2016 was $19.1 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2016 were $1.1 million.
(21)    VENEZUELA
Due to the challenging economic conditions and political unrest in Venezuela, which have resulted in increasingly restrictive foreign exchange control regulations and reduced access to U.S. dollars through official currency exchange markets, during the year ended December 31, 2017, we concluded there was an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This lack of exchangeability restricted our Venezuelan subsidiary's ability to pay dividends or settle intercompany obligations, which severely limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings.
Based on this lack of exchangeability, the continued political unrest, the recent drop in demand for our business and the losses incurred, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and accounted for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our consolidated statement of operations during the year ended December 31, 2017. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances were recorded at zero as of December 31, 2017 and remain as such as of December 31, 2018. Further, our consolidated balance sheet and statement of operations excludes the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Prior to deconsolidation, for the years ended December 31, 2017 and 2016, our Venezuelan subsidiary's net sales represented $2.5 million and $50.8 million of our consolidated net sales, respectively. For the years ended December 31, 2017 and 2016, our Venezuelan subsidiary represented a loss of $2.8 million and $36.5 million of our consolidated income from operations, respectively. For the years ended December 31, 2017 and 2016 our Venezuelan subsidiary represented net losses of $5.8 million and $68.5 million of our consolidated net income, respectively.

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
In addition, during the year ended December 31, 2016, we recorded non-operational impairment losses of $10.5 million, at our Venezuelan subsidiary to write down the carrying value of a real estate investment to its fair value. The method used to determine fair values for the assets included using Level 2 inputs in the form of a sale and purchase agreement for the certain manufacturing assets and observable market quotes from local real estate broker service firms for the Venezuela real estate investment.
(22)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017, respectively (in millions, except per share data):

2018	March 31	June 30	September 30(1)	December 31	Full Year
Total revenue	$1,172.0	$1,212.2	$1,146.0	$1,165.8	$4,696.0
Cost of goods sold	776.0	793.8	759.1	777.4	3,106.3
Income from operations	120.0	146.5	47.8	127.8	442.1
Net income (loss)	71.0	77.1	(11.6)	76.8	213.3
Net income (loss) attributable to controlling interests	69.9	74.9	(13.1)	75.4	207.1
Basic net income (loss) per share	$0.29	$0.31	$(0.05)	$0.32	$0.87
Diluted net income (loss) per share	$0.28	$0.31	$(0.05)	$0.32	$0.85

2017	March 31	June 30(2)	September 30	December 31(3)	Full Year
Total revenue	$1,013.7	$1,094.6	$1,096.3	$1,172.4	$4,377.0
Cost of goods sold	641.4	690.0	702.5	746.6	2,780.5
Income from operations	110.4	47.5	103.9	101.9	363.7
Net income (loss)	65.9	(18.9)	56.3	(55.6)	47.7
Net income (loss) attributable to controlling interests	64.1	(20.8)	54.9	(61.5)	36.7
Basic net income (loss) per share	$0.27	$(0.09)	$0.23	$(0.26)	$0.15
Diluted net income (loss) per share	$0.26	$(0.09)	$0.22	$(0.26)	$0.15
(1) During the three months ended September 30, 2018, the Company announced the closure of the Mechelen, Belgium manufacturing facility and recorded severance costs of $70.6 million. See further discussion in Note 5.
(2) During the three months ended June 30, 2017, the Company recorded a loss in conjunction with the deconsolidation of its Venezuelan subsidiary of $70.9 million, based on its evaluation of the carrying value associated with our real estate investment in Venezuela. See further discussion in Note 21.
(3) During the three months ended December 31, 2017, the Company recorded a provisional net tax charge of $107.8 million ($112.5 million of net loss attributable to controlling interests) associated with the U.S. Tax Cuts and Jobs Act legislation, resulting primarily from the write-down of net deferred tax assets to the lower enacted U.S. corporate tax rate of 21.0%. The provisionally estimated net tax charge reflects Axalta's estimate of the new legislation’s impact, which may differ with further regulatory guidance and changes in our interpretations and assumptions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2019 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively and is incorporated herein by reference.
The executive officers of the Company are appointed by the Board of Directors. The information required by this item is set forth below.
The following table provides information regarding our executive officers:

Name	Age*	Position
Robert W. Bryant	50	Chief Executive Officer and President
Steven R. Markevich	59	Executive Vice President and President, Transportation Coatings and Greater China
Joseph F. McDougall	48	Executive Vice President and President, Global Refinish and EMEA
Michael A. Cash	57	Senior Vice President and President, Industrial Coatings
Sean M. Lannon	40	Senior Vice President and Chief Financial Officer
*As of February 26, 2019
Robert W. Bryant
Mr. Bryant has served as our Chief Executive Officer and President since October 7, 2018. Prior to that Mr. Bryant served as our Executive Vice President and Chief Financial Officer from February 2013 until October 2018. Previously, Mr. Bryant served as the Senior Vice President and Chief Financial Officer of Roll Global LLC. Before joining Roll Global in 2007, he was the Executive Vice President of Strategy, New Business Development, and Information Technology at Grupo Industrial Saltillo, S.A.B. de C.V. Prior to joining Grupo Industrial Saltillo in 2004, Mr. Bryant was President of Bryant & Company, which he founded in 2001. Prior positions included serving as Managing Principal with Texas Pacific Group’s Newbridge Latin America, L.P., a Senior Associate with Booz Allen & Hamilton Inc. and an Assistant Investment Officer with the International Finance Corporation (IFC). Mr. Bryant began his career at Credit Suisse First Boston in the Mergers & Acquisitions Group. Mr. Bryant graduated summa cum laude and Phi Beta Kappa with a B.A. in Economics from the University of Florida and received his M.B.A. from the Harvard Business School.
Steven R. Markevich
Mr. Markevich has served as our Executive Vice President and President, Transportation Coatings and Greater China since September 30, 2015. Prior to that Mr. Markevich served as our Senior Vice President and President, Transportation from July 2015 until September 30, 2015, and Senior Vice President and President, OEM from June 2013 until July 2015. Previously, Mr. Markevich was Chief Executive Officer of GKN Driveline from October 2012 to June 2013. Prior to that role, from July 2010 to October 2012, he was President, GKN Sinter Metals, responsible for global operations. From October 2007 to July 2010, Mr. Markevich was President, North American Operations for GKN Sinter Metals, and began his tenure with GKN in 2007 as Vice President, Sales & Marketing. At Siegel-Robert Automotive, he led the company’s commercial strategy, sales, account and program management initiatives. While at Guardian Automotive, Mr. Markevich served in numerous leadership roles and was responsible for all senior level customer relationships. His career began at Deloitte & Touche consulting and the National Steel Corporation. Mr. Markevich holds a finance degree from the University of Michigan’s Ross School of Business and is a Certified Public Accountant as well as being certified in Production & Inventory Management (CPIM). He has completed the Global Senior Leadership Program at UCLA and holds memberships in the Society of Automotive Engineers (SAE), Original Equipment Suppliers Association (OESA) and American Powder Metallurgy Institute International (APMI).

Joseph F. McDougall
Mr. McDougall has served as our Executive Vice President and President, Global Refinish and EMEA since January 2018.  Mr. McDougall assumed responsibility for our EMEA region in January 2018, our global Refinish business in October 2017, and Global Branding in 2016.  Prior to his current role he served as our Senior Vice President and Chief Human Resources Officer since joining Axalta in May 2013 through October 2017, and also had responsibility for Corporate Affairs from 2014-2018.  From 2008 through May 2013, Mr. McDougall was Vice President, Human Resources, Communications and Six Sigma for Honeywell Performance Materials and Technologies. He served in a number of positions at Honeywell prior to this most recent position including Vice President, Human Resources for its Air Transport Division from 2007-2008, Director of Human Resources for Honeywell Corporate from 2004-2007, and Director of Compensation, Benefits and HRIS for Honeywell’s Specialty Materials Group from 2003-2004. Prior to joining Honeywell, Mr. McDougall served in human resources leadership roles at the Goodson Newspaper Group and Robert Wood Johnson University Hospital at Hamilton. He started his career as a human resources and benefits consultant. Mr. McDougall holds a B.A. from Rider University and graduated Beta Gamma Sigma with an M.B.A. from The Pennsylvania State University.
Michael A. Cash
Mr. Cash has served as our Senior Vice President and President, Industrial Coatings since August 2013. Prior to joining Axalta, Mr. Cash was Managing Director, Powder Coatings - Asia Pacific Region at AkzoNobel Coatings from 2011 to 2013.  He previously led AkzoNobel’s powder business throughout the Americas from 2005 to 2011. Mr. Cash also held a number of positions at The Sherwin-Williams Company including Vice President, Automotive International, Vice President of Automotive Marketing and Vice President and Chief Financial Officer of its joint venture with Herberts GmbH, which was then a Hoechst company. Earlier in his career, Mr. Cash was Vice President and Chief Financial Officer of Carstar Automotive, a U.S. autobody repair franchise. Mr. Cash received his B.A. in Business Administration from Miami University (Ohio).
Sean M. Lannon
Mr. Lannon has served as our Senior Vice President and Chief Financial Officer since October 12, 2018. Prior to that Mr. Lannon served as Vice President, Corporate Finance and Global Controller of Axalta since 2016, and was Vice President and Global Controller from 2013 until that promotion. Previously, Mr. Lannon served as the Vice President, Global Controller of Trinseo. Prior to joining Trinseo in 2011, he was the Senior Manager, Financial Reporting at Endo Pharmaceuticals. Mr. Lannon began his career at PricewaterhouseCoopers where he spent more than nine years within the organization’s Assurance Practice. Mr. Lannon graduated summa cum laude with a B.A. in Accounting from Philadelphia University.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is contained in the Proxy Statement under the captions "Compensation Discussion and Analysis", "Executive Compensation" and "Compensation Committee Report" and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the caption "Proposal No. 2: Appointment of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm and Auditor" and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2018 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2018	$15.9	2.3	(2.8)	$15.4
2017	$13.7	3.5	(1.3)	$15.9
2016	$10.7	3.4	(0.4)	$13.7

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2018	$214.2	11.9	(67.1)	$159.0
2017	$135.4	78.8	—	$214.2
2016	$127.8	9.6	(2.0)	$135.4

(1)	Additions and deductions include charges to goodwill and foreign currency translation impact.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

3.3*
Second Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on May 3, 2018)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Indenture, dated as of August 16, 2016, by and among Axalta Coating Systems, LLC, as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as euro notes registrar, and Citibank N.A., London Branch, as euro notes paying agent and euro notes authenticating agent (including form of Dollar Note and form of Euro Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 17, 2016)

4.3*
Indenture, dated as of September 27, 2016, by and among Axalta Coating Systems Dutch Holding B B.V., as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

4.4*
Seventh Supplemental Indenture, dated as of October 26, 2018, by and among Axalta Coating Systems, LLC, as issuer, the new guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of August 16, 2016, by and among the Axalta Coating Systems, LLC, as issuer, the guarantors party thereto, Wilmington Trust National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

4.5*
Seventh Supplemental Indenture, dated as of October 26, 2018, by and among Axalta Coating Systems Dutch Holding B B.V., as issuer, the new guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of September 27, 2016, by and among the Axalta Coating Systems Dutch Holding B B.V., as issuer, the guarantors party thereto, Wilmington Trust National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Dutch borrower, Axalta Coating Systems U.S. Holdings, Inc., as U.S. borrower, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.5*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.6*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.7*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.8*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.9*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Subsidiary Guaranty, dated as of February 1, 2013, among the guarantors named therein, the additional guarantors referred to therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.43*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.44*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.45*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.48*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.49*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.50*
Form of Restricted Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.51*
Form of Restricted Stock Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.52*
Form of Performance Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.53*
Form of Performance Share Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.54*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.55*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.56*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.57*
Asset Purchase Agreement by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company, dated as of April 11, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on April 12, 2017)

10.58*
Amendment to Asset Purchase Agreement, dated as of May 31, 2017, by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 3, 2017)

10.59*
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.60*
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.61*
Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.62*
Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.63*
Form of Performance Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.64*
Form of Performance Share Agreement for U.S. Employees (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.65*
Form of Stock Option Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.66*
Form of Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.67*
Form of Performance Share Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.68*
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.69*
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 3, 2018)

10.70*
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on July 26, 2018)

10.71*
Amendment to Second Amended and Restated Executive Restrictive Covenant and Severance Agreement among the Company, Axalta Coating Systems, LLC and Charles W. Shaver, dated as of July 25, 2018 (incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on October 25, 2018)

10.72*
Offer Letter between the Company and Terrence S. Hahn, dated as of July 25, 2018 (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on October 25, 2018)

10.73	Consulting Agreement between the Company and Michael F. Finn, dated as of November 15, 2018

10.74	Employment Separation Agreement and Mutual General Release between the Company and Terrence S. Hahn, dated as of November 20, 2018

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2019.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Robert W. Bryant	Chief Executive Officer and President	February 26, 2019
Robert W. Bryant	(Principal Executive Officer)

/s/ Sean M. Lannon	Executive Vice President and Chief Financial Officer	February 26, 2019
Sean M. Lannon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Shaver	Chairman of the Board	February 26, 2019
Charles W. Shaver

/s/ Mark Garrett	Director	February 26, 2019
Mark Garrett

/s/ Deborah J. Kissire	Director	February 26, 2019
Deborah J. Kissire

/s/ Andreas C. Kramvis	Director	February 26, 2019
Andreas C. Kramvis

/s/ Elizabeth C. Lempres	Director	February 26, 2019
Elizabeth C. Lempres

/s/ Robert M. McLaughlin	Director	February 26, 2019
Robert M. McLaughlin

/s/ Lori J. Ryerkerk	Director	February 26, 2019
Lori J. Ryerkerk

/s/ Samuel L. Smolik	Director	February 26, 2019
Samuel L. Smolik