Form 10-Q
period 2019-03-31
Axalta Coating Systems Ltd.
filed 2019-04-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

As of April 18, 2019, there were 234,601,688 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,119.3	$1,172.0
Cost of goods sold	751.3	776.0
Selling, general and administrative expenses	217.5	227.8
Loss on assets held for sale	5.2	—
Research and development expenses	18.2	19.3
Amortization of acquired intangibles	28.5	28.9
Income from operations	98.6	120.0
Interest expense, net	41.3	39.4
Other income, net	(1.0)	(2.2)
Income before income taxes	58.3	82.8
Provision for income taxes	14.2	11.8
Net income	44.1	71.0
Less: Net income attributable to noncontrolling interests	0.7	1.1
Net income attributable to controlling interests	$43.4	$69.9
Basic earnings per share	$0.19	$0.29
Diluted earnings per share	$0.18	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$44.1	$71.0
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	13.3	43.1
Unrealized (loss) gain on derivatives	(14.6)	7.9
Unrealized gain on pension plan obligations	0.5	0.3
Other comprehensive (loss) income, before tax	(0.8)	51.3
Income tax (benefit) provision related to items of other comprehensive (loss) income	(1.7)	1.3
Other comprehensive income, net of tax	0.9	50.0
Comprehensive income	45.0	121.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	1.2	2.0
Comprehensive income attributable to controlling interests	$43.8	$119.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$501.1	$693.6
Restricted cash	2.8	2.8
Accounts and notes receivable, net	920.5	860.8
Inventories	626.8	613.0
Prepaid expenses and other current assets	210.4	139.4
Total current assets	2,261.6	2,309.6
Property, plant and equipment, net	1,274.4	1,298.2
Goodwill	1,216.1	1,230.8
Identifiable intangibles, net	1,310.8	1,348.0
Other assets	610.5	489.1
Total assets	$6,673.4	$6,675.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$530.9	$522.8
Current portion of borrowings	43.5	42.2
Other accrued liabilities	447.1	475.6
Total current liabilities	1,021.5	1,040.6
Long-term borrowings	3,809.0	3,821.8
Accrued pensions	257.6	261.9
Deferred income taxes	138.5	140.8
Other liabilities	167.2	100.1
Total liabilities	5,393.8	5,365.2
Commitments and contingencies (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 247.8 and 246.7 shares issued at March 31, 2019 and December 31, 2018, respectively	247.0	245.3
Capital in excess of par	1,431.6	1,409.5
Retained earnings	241.3	198.6
Treasury shares, at cost 13.6 and 11.1 shares at March 31, 2019 and December 31, 2018, respectively	(378.0)	(312.2)
Accumulated other comprehensive loss	(335.7)	(336.1)
Total Axalta shareholders’ equity	1,206.2	1,205.1
Noncontrolling interests	73.4	105.4
Total shareholders’ equity	1,279.6	1,310.5
Total liabilities and shareholders’ equity	$6,673.4	$6,675.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$44.1	$71.0
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	91.6	91.9
Amortization of deferred financing costs and original issue discount	2.2	1.9
Deferred income taxes	0.4	(4.9)
Realized and unrealized foreign exchange (gains) losses, net	0.9	(1.3)
Stock-based compensation	6.7	8.4
Loss on assets held for sale	5.2	—
Interest income on swaps designated as net investment hedges	(3.5)	—
Other non-cash, net	(0.3)	(5.3)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(90.4)	(52.3)
Inventories	(22.2)	(42.9)
Prepaid expenses and other assets	(60.5)	(30.2)
Accounts payable	35.4	33.9
Other accrued liabilities	(69.2)	(87.0)
Other liabilities	1.7	(4.2)
Cash used for operating activities	(57.9)	(21.0)
Investing activities:
Acquisitions, net of cash acquired	(1.7)	(78.2)
Purchase of property, plant and equipment	(20.5)	(39.5)
Interest proceeds on swaps designated as net investment hedges	3.5	—
Other investing activities, net	(0.1)	—
Cash used for investing activities	(18.8)	(117.7)
Financing activities:
Payments on short-term borrowings	(11.3)	(9.3)
Payments on long-term borrowings	(7.3)	(6.9)
Financing-related costs	(0.9)	—
Purchase of treasury stock	(65.7)	(3.3)
Proceeds from option exercises	11.4	6.2
Dividends paid to non-controlling interests	(1.1)	(1.0)
Investment in non-controlling interest	(26.9)	(26.9)
Cash used for financing activities	(101.8)	(41.2)
Decrease in cash	(178.5)	(179.9)
Effect of exchange rate changes on cash	0.8	10.3
Cash at beginning of period	696.4	772.9
Cash at end of period	$518.7	$603.3

Cash at end of period reconciliation:
Cash and cash equivalents	$501.1	$600.4
Restricted cash	2.8	2.9
Cash and restricted cash held for sale	14.8	—
Cash at end of period	$518.7	$603.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2019 and December 31, 2018, the results of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018, and its cash flows for the three months then ended. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for a full year.
Reclassifications
During the three months ended March 31, 2019, the condensed consolidated statements of operations were updated to combine "Net sales" and "Other revenue" into "Net sales". The 2018 condensed consolidated statements of operations have been updated for comparability with the current year presentation.
Correction of Immaterial Errors to Prior Period Financial Statements
During the three months ended March 31, 2019, the Company identified and corrected an error that affected the 2018 previously-issued consolidated and condensed financial statements. Specifically, the financial statements reflected an investment in noncontrolling interest payment of $26.9 million within investing activities as opposed to its appropriate classification within financing activities. The Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the error and for comparability purposes, we have revised the condensed consolidated statements of cash flows for the three months ended March 31, 2018, and will revise annual and interim periods in future filings. This revision has no impacts on the consolidated or condensed statements of operations or balance sheets.

	Three months ended March 31, 2018
	As Reported	Revised
Cash used for investing activities	$(144.6)	$(117.7)
Cash used for financing activities	$(14.3)	$(41.2)

Recently Adopted Accounting Guidance
In February 2016, the FASB issued ASU 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or "ROU") and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We elected to adopt the new standard on January 1, 2019 and use the adoption date as our date of initial application. As a result, historical financial information will not be updated, and the disclosures required under the new standard will not be provided as of and for periods before January 1, 2019. See Note 7 for further information on the implementation of the standard.

The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We have also elected the practical expedient pertaining to land easements which permits entities to forgo the evaluation of existing land easement arrangements in transition to determine if they contain a lease. We did not elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short term lease exception and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). We also elected the accounting policy election to not separate lease and non-lease components for all asset classes.
The Company implemented an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We have evaluated the completeness and accuracy of lease data entered into the software solution and updated our processes, policies and internal controls. Changes to our internal controls covered the identification, accounting and disclosure of leases both upon adoption and subsequent to adoption. Adoption of the new standard at January 1, 2019 resulted in a one-time loss to retained earnings of $0.7 million on our condensed consolidated balance sheets and consolidated statement of changes in shareholders’ equity related to the net difference of derecognition of existing assets and debt obligations associated with our leases currently accounted for as sale-leaseback financings, for which the ASU requires accounting for as a lease at the date of initial application.
Of the accounting standards we have adopted in 2019, the below standard did not have a material impact:

ASU		Effective Date
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019

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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at March 31, 2019 and December 31, 2018 were $45.2 million and $47.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At March 31, 2019 and December 31, 2018, the total carrying value of BIPs were $190.5 million and $190.8 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, $17.1 million and $16.3 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $81.9 million and $56.0 million at March 31, 2019 and December 31, 2018, respectively, which will be repaid in future periods.
See Note 18 for disaggregated net sales by end-market.
(3)    ACQUISITIONS AND DIVESTITURES
During the three months ended March 31, 2019, we entered into an agreement to sell our 60.0% interest in a consolidated joint venture within our Performance Coatings segment. The results of operations of the portion of the business to be sold is included in continuing operations within the condensed consolidated statements of operations. All assets and liabilities of the disposal group have been classified as held for sale on our condensed consolidated balance sheet and recorded at the lower of carrying value and fair value less cost to sell, which resulted in a loss of $5.2 million for the three months ended March 31, 2019. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at March 31, 2019, within prepaid and other current assets and other accrued liabilities, respectively, as follows:

March 31, 2019
Assets
Cash and cash equivalents	$7.3
Restricted cash	7.5
Accounts and notes receivable, net	30.4
Inventories	7.3
Property, plant and equipment, net	8.4
Goodwill	5.6
Identifiable intangibles, net	1.8
Other assets	5.2
Loss on assets held for sale	(5.2)
Assets held for sale	$68.3
Liabilities
Accounts payable	16.5
Other accrued liabilities	6.5
Other liabilities	4.4
Liabilities held for sale	$27.4
Other Activity
In addition, during the three months ended March 31, 2019, pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase the remaining interest in our consolidated entity of 24.5% for $26.9 million, increasing our total ownership percentage to 100.0%.
At March 31, 2019, for any business combination completed after March 31, 2018, we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2018 to March 31, 2019 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2018	$1,151.5	$79.3	$1,230.8
Purchase accounting adjustments	0.7	—	0.7
Held for sale adjustment	(5.6)	—	(5.6)
Foreign currency translation	(9.1)	(0.7)	(9.8)
March 31, 2019	$1,137.5	$78.6	$1,216.1

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$541.5	$(271.4)	$270.1	10.4
Trademarks - indefinite-lived	265.8	—	265.8	Indefinite
Trademarks - definite-lived	100.2	(25.5)	74.7	15.8
Customer relationships	924.4	(233.8)	690.6	19.1
Other	15.7	(6.1)	9.6	5.1
Total	$1,847.6	$(536.8)	$1,310.8

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$545.7	$(260.7)	$285.0	10.4
Trademarks—indefinite-lived	269.0	—	269.0	Indefinite
Trademarks—definite-lived	100.6	(24.0)	76.6	15.8
Customer relationships	929.9	(222.9)	707.0	19.1
Other	15.7	(5.3)	10.4	5.1
Total	$1,860.9	$(512.9)	$1,348.0

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2019 and each of the succeeding five years is:

Remainder of 2019	$87.5
2020	113.5
2021	112.9
2022	110.7
2023	71.5
2024	66.6

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

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
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2018 to March 31, 2019:

2019 Activity
Balance at December 31, 2018	$102.7
Expenses, net of changes to estimates	1.3
Payments made	(14.0)
Foreign currency translation	(1.5)
Balance at March 31, 2019	$88.5

The impacts to pre-tax earnings from incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium site, for the three months ended March 31, 2019 were $6.1 million, which were recorded to cost of goods sold. There was no accelerated depreciation recorded during the three months ended March 31, 2018.
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At March 31, 2019 and December 31, 2018, we had outstanding bank guarantees of $12.1 million and $12.7 million, respectively, which expire between 2019 and 2022. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at March 31, 2019 and December 31, 2018.
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
(7)    LEASES
We have operating and finance leases for certain warehouses, office spaces, land, and equipment. As described within Note 1, we adopted ASU 2016-02, "Leases," on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment.
Certain of our lease agreements include rental payments based on an index or adjusted periodically for inflation. The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, variable lease expense also includes elements of a contract that is based on usage during the term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases is summarized as follows:

		March 31, 2019
Assets	Classification
Operating lease assets	Other assets (1)	$95.5
Finance lease assets	Property, plant and equipment, net (2)	70.3
Total leased assets		$165.8
Liabilities
Current
Operating	Other accrued liabilities	$28.1
Finance	Current portion of borrowings	2.9
Noncurrent
Operating	Other liabilities	71.8
Finance	Long-term borrowings	64.0
Total lease liabilities		$166.8
(1) Operating lease assets are recorded net of accumulated amortization of $5.0 million as of March 31, 2019.
(2) Finance lease assets are recorded net of accumulated amortization of $1.4 million as of March 31, 2019.
Components of lease expense are summarized as follows:

Three months ended March 31
2019
Finance lease cost
Amortization of right-of-use assets	$1.0
Interest on lease liabilities	0.9
Operating lease cost	8.9
Variable lease cost	0.8
Short-term lease cost	0.3
Net lease cost	$11.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental cash flow information related to leases is summarized as follows:

Three months ended March 31
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.1
Operating cash flows from finance leases	$0.9
Financing cash flows from finance leases	$1.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.9
Finance leases	$—

Lease term and discount rate information is summarized as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.5
Finance leases	17.7
Weighted-average discount rate
Operating leases	3.6%
Finance leases	5.3%

Maturities of lease liabilities as of March 31, 2019 is as follows:

	Operating Leases	Finance Leases
Year
Remainder of 2019	$23.8	$3.4
2020	25.9	5.5
2021	19.2	5.6
2022	13.0	5.7
2023	10.9	5.8
Thereafter	22.0	79.3
Total lease payments	$114.8	$105.3
Less: imputed interest	14.9	38.4
Present value of lease liabilities	$99.9	$66.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

As discussed in Note 1, we have elected the transition methodology to apply the standard at the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment to retained earnings. Under this transition method, the application date of the new standard shall begin in the reporting period in which we have adopted the standard. For comparability purposes, the following table reflects the total remaining cash payments related to all transactions during the rental term at December 31, 2018 associated with three lease arrangements that were treated as sale-leaseback financing transactions under ASC 840 and disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018:

Sale-leaseback obligations
2019	$5.3
2020	5.4
2021	5.4
2022	5.7
2023	5.7
Thereafter	77.1
Total minimum payments	$104.6

At December 31, 2018, future minimum payments under non-cancelable operating leases under ASC 840 were as follows:

Operating Leases
2019	$34.6
2020	23.5
2021	17.1
2022	13.2
2023	11.5
Thereafter	16.6
Total minimum payments	$116.5

(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.9	$2.3
Interest cost	3.2	3.4
Expected return on plan assets	(3.5)	(4.2)
Amortization of actuarial loss, net	0.5	0.3
Net periodic benefit cost	$2.1	$1.8

(9)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2019 and 2018, we recognized $6.7 million and $8.4 million, respectively, in stock-based compensation expense which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits of $1.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Forfeitures are recorded in the period they occur.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

2019 Activity
In February 2019, we granted non-qualified service-based stock options, restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions. A summary of award activity by type for the three months ended March 31, 2019 is presented below.

Stock Options	Awards/Units (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	7.2	$19.32
Granted	0.8	27.01
Exercised	(1.2)	10.04
Forfeited	(0.1)	28.52
Outstanding at March 31, 2019	6.7	$21.64
Vested and expected to vest at March 31, 2019	6.7	$21.64	$38.9	6.08
Exercisable at March 31, 2019	5.2	$19.72	$38.9	5.17

Cash received by the Company upon exercise of options for the three months ended March 31, 2019 was $11.4 million. Excess tax benefits on these exercises were $3.7 million.
At March 31, 2019, there is $7.6 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.7 years.

Restricted Stock Awards and Restricted Stock Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	1.6	$29.12
Granted	0.6	27.01
Vested	(0.6)	27.99
Forfeited	—	26.89
Outstanding at March 31, 2019	1.6	$28.76

Tax shortfall expenses on the vesting of restricted stock and restricted stock units during the three months ended March 31, 2019 was $0.1 million.
At March 31, 2019, there is $29.5 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Stock Awards and Performance Share Units	Awards (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	0.8	$31.82
Granted	0.3	29.28
Vested	—	—
Forfeited	(0.3)	25.66
Outstanding at March 31, 2019	0.8	$33.47
At March 31, 2019, there is $16.5 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.2 years. The forfeitures include performance stock awards and performance share units that did not meet the performance target required for vesting.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(10)    OTHER INCOME, NET

	Three Months Ended March 31,
	2019	2018
Foreign exchange losses, net	$2.4	$—
Other miscellaneous income, net	(3.4)	(2.2)
Total	$(1.0)	$(2.2)

(11)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Effective Tax Rate	24.3%	14.3%

The higher effective tax rate for the three months ended March 31, 2019 was primarily due to the unfavorable impact of net currency exchange losses in 2019 and the one-time favorable impact related to the reduction of the U.S. Tax Cuts and Jobs Act tax charge which lowered the effective tax rate in 2018. These adjustments were partially offset by an increase in net excess tax benefits related to stock-based compensation of $3.6 million compared with $2.4 million for the three months ended March 31, 2019 and 2018, respectively.
The effective tax rate for the three months ended March 31, 2019 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of pre-tax losses attributable to jurisdictions where a tax benefit is not expected to be realized, net currency exchange losses and the unfavorable impact associated with the loss on assets held for sale. These adjustments were offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, and current year net excess tax benefits related to stock-based compensation.
(12)    EARNINGS PER COMMON SHARE
Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted shares and performance shares. A reconciliation of our basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Net income to common shareholders	$43.4	$69.9
Basic weighted average shares outstanding	234.1	240.9
Diluted weighted average shares outstanding	236.6	245.8
Earnings per common share:
Basic earnings per share	$0.19	$0.29
Diluted earnings per share	$0.18	$0.28
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 were 2.9 million and 2.5 million, respectively.

(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	March 31, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$809.9	$739.9
Notes receivable	26.2	36.1
Other	84.4	84.8
Total	$920.5	$860.8

(1) Allowance for doubtful accounts was $13.9 million and $15.4 million at March 31, 2019 and December 31, 2018, respectively.
Bad debt expense of $1.0 million and $0.2 million was included within selling, general and administrative expenses for the three months ended March 31, 2019 and March 31, 2018.
(14)    INVENTORIES

	March 31, 2019	December 31, 2018
Finished products	$349.3	$334.0
Semi-finished products	110.0	108.0
Raw materials	146.4	149.9
Stores and supplies	21.1	21.1
Total	$626.8	$613.0

(15) PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense amounted to $45.4 million and $46.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

	March 31, 2019	December 31, 2018
Property, plant and equipment	$2,224.8	$2,218.8
Accumulated depreciation	(950.4)	(920.6)
Property, plant, and equipment, net	$1,274.4	$1,298.2

(16)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2019	December 31, 2018
2024 Dollar Term Loans	$2,405.7	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	376.9	383.3
2025 Euro Senior Notes	506.3	514.9
Short-term and other borrowings	111.4	103.8
Unamortized original issue discount	(12.1)	(12.6)
Unamortized deferred financing costs	(35.7)	(37.2)
	$3,852.5	$3,864.0
Less:
Short-term borrowings	$19.2	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,809.0	$3,821.8

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
On June 1, 2017, Dutch B B.V. and Axalta US Holdings executed the fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans ($1,541.1 million) into a new upsized tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
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
On October 31, 2018, Dutch B B.V. and Axalta US Holdings, the Company, and certain other subsidiaries of the Company as guarantors entered into the seventh amendment to the Credit Agreement (the "Seventh Amendment"). The Seventh Amendment amended the Credit Agreement to, among other things, (i) allow for the Company and certain wholly owned subsidiaries of the Company to be added as guarantors under the Credit Agreement, (ii) provide that (A) the covenants in the Credit Agreement generally apply to the Company and its restricted subsidiaries and (B) upon election at any time thereafter, a successor holdings guarantor may be designated and, upon the effectiveness of the guarantee of such successor parent guarantor, the covenants in the Credit Agreement will generally apply to such successor holdings guarantor and its restricted subsidiaries, (iii) otherwise amend the Credit Agreement in order to effect certain corporate transactions as part of a potential internal reorganization of certain of the Company's subsidiaries and certain potential future reorganizations involving the Company and (iv) update guarantee limitations for certain of the guarantors.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of March 31, 2019, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On August 1, 2016 (the "Third Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) extending the maturity of the Revolving Credit Facility to five years from the Third Amendment Effective Date, or August 1, 2021, provided that such date will be accelerated to the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement if the maturity of such term loans precedes the maturity of the Revolving Credit Facility, (ii) decreasing the applicable interest margins, and (iii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00. At March 31, 2019, the financial covenant is not applicable as there were no borrowings.
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
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $700.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At March 31, 2019 and December 31, 2018, letters of credit issued under the Revolving Credit Facility totaled $43.9 million and $44.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $356.1 million and $355.2 million at March 31, 2019 and December 31, 2018, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On October 26, 2018, the U.S. Issuer and the party thereto entered into a seventh supplemental indenture (the “2024 Seventh Supplemental Indenture”) to the 2024 Senior Notes. In addition, on October 26, 2018, the Dutch Issuer and the new guarantors party thereto entered into a seventh supplemental indenture (the “2025 Seventh Supplemental Indenture” and, together with the 2024 Seventh Supplemental Indenture, the “October 2018 Supplemental Indentures”) to the 2025 Euro Senior Notes. The October 2018 Supplemental Indentures permit the Company and its subsidiaries to effect certain corporate transactions as part of a potential internal reorganization of certain of the Company's subsidiaries (the "Proposed Restructuring") and certain potential future reorganizations involving the Company. Each of the October 2018 Supplemental Indentures amended the applicable indenture in order to, among other things, (i) add the Company and certain wholly owned subsidiaries of the Company as guarantors of the applicable Senior Notes, (ii) provide that (A) the covenants of the applicable Indenture generally apply to the Company and its restricted subsidiaries and (B) upon an election by the relevant Issuer at any time thereafter, a successor parent guarantor may be designated and, upon the effectiveness of the guarantee of such successor parent guarantor, the covenants of the applicable Indenture will generally apply to such successor parent guarantor and its restricted subsidiaries, (iii) otherwise amend the applicable Indenture in order to effect the Proposed Restructuring (as defined below) and (iv) update guarantee limitations for certain of the guarantors.
In connection with the October 2018 Supplemental Indentures above, the Company became the parent guarantor of the Senior Notes.
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
The 2024 Dollar Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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
The 2024 Euro Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities. Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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
The 2025 Euro Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities (other than the Dutch Issuer). Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2019.

Remainder of 2019	$35.8
2020	26.9
2021	26.8
2022	54.3
2023	27.1
Thereafter	3,729.4
$3,900.3

(17)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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
Fair value of contingent consideration
The fair value of contingent consideration associated with acquisitions completed in prior years are valued at each balance sheet date, until amounts become payable, with adjustments recorded within selling, general and administrative expenses on the condensed consolidated statement of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy. Adjustments made to fair value were immaterial for both the three months ended March 31, 2019 and March 31, 2018.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2019 and December 31, 2018.

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate caps (1)	$—	$2.3	$—	$2.3	$—	$4.5	$—	$4.5
Cross-currency swaps (2)	—	14.3	—	14.3	—	14.1	—	14.1
Other assets:
Interest rate caps (1)	—	—	—	—	—	1.4	—	1.4
Cross-currency swaps (2)	—	0.6	—	0.6	—	—	—	—
Investment in equity securities	0.8	—	—	0.8	0.7	—	—	0.7
Liabilities:
Other accrued liabilities:
Interest rate swaps (1)	—	1.2	—	1.2	—	—	—	—
Other liabilities:
Interest rate caps (1)	—	0.1	—	0.1	—	—	—	—
Interest rate swaps (1)	—	12.8	—	12.8	—	2.9	—	2.9
Cross-currency swaps (2)	—	—	—	—	—	8.8	—	8.8
Long-term borrowings:
2024 Dollar Senior Notes	—	502.1	—	502.1	—	474.9	—	474.9
2024 Euro Senior Notes	—	392.9	—	392.9	—	381.1	—	381.1
2025 Euro Senior Notes	—	527.3	—	527.3	—	497.5	—	497.5
2024 Dollar Term Loans	—	2,354.6	—	2,354.6	—	2,276.1	—	2,276.1
(1) Cash flow hedge
(2) Net investment hedge

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
During the three months ended March 31, 2019, we entered into two interest rate swaps with aggregate notional amounts totaling $500.0 million, effective December 31, 2019, to hedge interest rate exposure associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.59% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on December 31, 2022. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
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
The following table presents the location and fair values using Level 2 inputs of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive (loss) income:

	March 31, 2019	December 31, 2018
Accumulated other comprehensive (loss) income (AOCI):
Interest rate caps (cash flow hedges)	$0.3	$(3.4)
Interest rate swaps (cash flow hedges)	14.0	3.0
Cross-currency swaps (net investment hedges)	(14.9)	(27.7)
Total accumulated other comprehensive (loss) income	$(0.6)	$(28.1)

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three months ended March 31, 2019 and 2018 for these cash flow and net investment hedges.

		For the Three Months Ended March 31,
		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$2.5	$(1.1)	$(8.0)	$0.1
Interest rate swaps	Interest expense, net	11.0	(0.1)	—	—
Cross-currency swaps	Interest expense, net	(13.3)	(3.6)	—	—

Over the next 12 months, we expect gains of $0.6 million pertaining to cash flow hedges to be reclassified from accumulated other comprehensive income into earnings, related to our interest rate caps and interest rate swaps.
Derivative Instruments Not Designated as Cash Flow Hedges

We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other income, net in the consolidated statement of operations.
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at March 31, 2019 was zero.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2019	2018
Interest rate caps	Interest expense, net	$—	$—
Foreign currency forward contracts	Other income, net	1.5	1.4

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
During the three months ended March 31, 2019, Axalta transitioned to using Adjusted EBIT as the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended March 31,
	2019	2018
Net sales (1):
Refinish	$405.5	$414.2
Industrial	307.8	316.8
Total Net sales Performance Coatings	713.3	731.0
Light Vehicle	315.9	353.2
Commercial Vehicle	90.1	87.8
Total Net sales Transportation Coatings	406.0	441.0
Total Net sales	1,119.3	1,172.0
Equity in earnings (losses) in unconsolidated affiliates:
Performance Coatings	0.1	0.1
Transportation Coatings	(0.4)	(0.1)
Total	$(0.3)	$—
Investment in unconsolidated affiliates:
Performance Coatings	2.5	3.3
Transportation Coatings	12.3	12.7
Total	$14.8	$16.0

(1)	The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2019	2018
Segment Adjusted EBIT (1):
Performance Coatings	$78.6	$76.0
Transportation Coatings	34.2	45.0
Total (2)	112.8	121.0
Interest expense, net	41.3	39.4
Termination benefits and other employee related costs (a)	1.3	(1.3)
Offering and transactional costs (b)	0.6	—
Accelerated depreciation (c)	6.1	—
Loss on assets held for sale (d)	5.2	—
Change in fair value of equity investments (e)	—	0.1
Income before income taxes	$58.3	$82.8

(1)
The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company.

(a)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(b)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(c)
Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(d)
Represents the loss recognized on the anticipated sale of our interest in a joint venture business determined to be held for sale, which is not considered indicative of our ongoing operating performance.

(e)	Represents mark to market impacts of our equity investments, which we do not consider to be indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    SHAREHOLDERS' EQUITY
The following tables present the change in total shareholders’ equity for the three months ended March 31, 2019 and 2018, respectively.

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2018	$1,205.1	$105.4	$1,310.5
Cumulative effect of an accounting change	(0.7)	—	(0.7)
Balance at January 1, 2019	$1,204.4	$105.4	$1,309.8
Net income	43.4	0.7	44.1
Other comprehensive loss, net of tax	0.4	0.5	0.9
Recognition of stock-based compensation	6.7	—	6.7
Exercise of stock options	11.4	—	11.4
Treasury share repurchases	(65.8)	—	(65.8)
Non-controlling interests of acquired subsidiaries	5.7	(32.1)	(26.4)
Dividends paid to noncontrolling interests	—	(1.1)	(1.1)
Balance at March 31, 2019	$1,206.2	$73.4	$1,279.6

	Total Axalta	Noncontrolling Interests	Total
Balance at December 31, 2017	$1,276.1	$131.7	$1,407.8
Cumulative effect of an accounting change	12.1	0.1	12.2
Balance at January 1, 2018	$1,288.2	$131.8	$1,420.0
Net income	69.9	1.1	71.0
Other comprehensive income, net of tax	49.1	0.9	50.0
Recognition of stock-based compensation	8.4	—	8.4
Exercise of stock options	6.2	—	6.2
Treasury share repurchases	(3.3)	—	(3.3)
Noncontrolling interests of acquired subsidiaries	2.9	(29.8)	(26.9)
Dividends paid to noncontrolling interests	—	(1.0)	(1.0)
Balance at March 31, 2018	$1,421.4	$103.0	$1,524.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(20)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(299.4)	$(36.4)	$(0.3)	$(336.1)
Current year deferrals to AOCI	12.8	—	(11.4)	1.4
Reclassifications from AOCI to Net income	—	—	(1.0)	(1.0)
Net Change	12.8	—	(12.4)	0.4
Balance at March 31, 2019	$(286.6)	$(36.4)	$(12.7)	$(335.7)

The income tax provision related to the changes in pension benefits for the three months ended March 31, 2019 was $0.5 million. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2019 was $13.9 million. The income tax benefit related to the change in the unrealized loss on derivatives for the three months ended March 31, 2019 was $2.2 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2019 was $1.7 million.

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

The income tax benefit related to the changes in pension benefits for the three months ended March 31, 2018 was $0.3 million. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2018 was $13.3 million. The income tax expense related to the change in the unrealized loss on derivatives for the three months ended March 31, 2018 was $1.6 million. The cumulative income tax expense related to the adjustments for unrealized loss on derivatives at March 31, 2018 was $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

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

•
other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission; and

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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 4.5% for the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily driven by the impacts of unfavorable currency translation which contributed to a decrease in net sales of 4.8%. Further contributing to the decrease in net sales was a net decline in volumes of 1.8%, primarily within our Transportation Coatings segment, including the positive impacts of acquisitions which contributed 0.3% to volumes. Partially offsetting these declines were increases in average selling prices across both segments, resulting in an increase of 2.1%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales decreased 2.4% driven primarily by the impacts of unfavorable foreign currency translation of 4.8%, as well as a decline in volumes across both end-markets of 0.9%, inclusive of the positive impacts of acquisitions of 0.5%. Partially offsetting these declines were increases in average selling prices across both end-markets of 3.3%.

•
Transportation Coatings: Net sales decreased 7.9% driven primarily by the impacts of unfavorable foreign currency translation of 4.8%, as well as a decline in volumes of 3.3%. Partially offsetting these declines were higher average selling prices of 0.2%.

Our business serves four end-markets globally with net sales for the three months ended March 31, 2019 and 2018, as follows:

(In millions)	Three Months Ended March 31,		2019 vs 2018
	2019	2018	% change
Performance Coatings
Refinish	$405.5	$414.2	(2.1)%
Industrial	307.8	316.8	(2.8)%
Total Net sales Performance Coatings	713.3	731.0	(2.4)%
Transportation Coatings
Light Vehicle	315.9	353.2	(10.6)%
Commercial Vehicle	90.1	87.8	2.6%
Total Net sales Transportation Coatings	406.0	441.0	(7.9)%
Total Net sales	$1,119.3	$1,172.0	(4.5)%
Acquisitions and Divestitures Highlights
During the three months ended March 31, 2019, pursuant to the stock purchase agreement for a consolidated joint venture acquisition during the year ended December 31, 2016, we were required to purchase an additional 24.5% interest for $26.9 million, increasing our total ownership percentage to 100.0%.
During the three months ended March 31, 2019, we entered into an agreement to sell our 60.0% interest in a consolidated joint venture within our Performance Coatings segment. The results of operations of the portion of the business to be sold is included in continuing operations within the condensed consolidated statements of operations. All assets and liabilities of the disposal group have been classified as held for sale on our condensed consolidated balance sheet and recorded at the lower of carrying value and fair value less cost to sell, which resulted in a loss of $5.2 million for the three months ended March 31, 2019. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Capital and Liquidity Highlights
During the three months ended March 31, 2019, we repurchased 2.5 million shares for total consideration of $65.8 million as we continue to execute against our previously approved share repurchase program.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$1,119.3	$1,172.0	$(52.7)	(4.5)%
Volume effect				(2.1)%
Impact of acquisitions				0.3%
Price/product mix effect				2.1%
Exchange rate effect				(4.8)%

Net sales decreased due to the following:
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower sales volumes across both segments, partially offset by an increase within our commercial vehicle end-market
Partially offset by:
● Higher average selling prices across both our segments, primarily within our Performance Coatings segment
● Impacts of acquisitions within our Performance Coatings segment
Cost of sales

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Cost of sales	$751.3	$776.0	$(24.7)	(3.2)%
% of net sales	67.1%	66.2%

Cost of sales decreased due to the following:
● Favorable impacts of currency translation of 3.7%, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower sales volumes across both segments
Partially offset by:
● Increased raw material costs across both segments
● Incremental accelerated depreciation expense of $6.1 million, for which there were no costs in the comparable period
Cost of sales as a percentage of net sales increased due to the following:
● Lower sales volume covering fixed costs and the incremental accelerated depreciation expense of $6.1 million, as well as increased raw material costs, partially offset by increase in price recapture in net sales

Selling, general and administrative expenses

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
SG&A	$217.5	$227.8	$(10.3)	(4.5)%

Selling, general and administrative expenses decreased due to the following:
● Favorable impacts of currency translation of 4.7% due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Axalta Way cost savings initiatives and acquisition-related costs of $1.9 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, resulting in a $1.6 million increase over the comparable period

Loss on assets held for sale

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Loss on assets held for sale	$5.2	$—	$5.2	100.0%

Loss on assets held for sale increased due to the following:
● During the three months ended March 31, 2019, we recorded a loss on the anticipated sale of our interest in a joint venture business determined to be held for sale as discussed above in "Business Highlights - Acquisitions and Divestitures"

Research and development expenses

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Research and development expenses	$18.2	$19.3	$(1.1)	(5.7)%

Research and development expenses decreased due to the following:
● Favorable impacts of currency translation, which reduced expenses by 1.0% due primarily to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Amortization of acquired intangibles

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Amortization of acquired intangibles	$28.5	$28.9	$(0.4)	(1.4)%

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency of 1.9%, primarily related to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Interest expense, net

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Interest expense, net	$41.3	$39.4	$1.9	4.8%

Interest expense, net increased due to the following:
● Increases in average interest rates due to LIBOR increases on our variable rate debt over the comparable period, mostly offset by impacts of our derivative instruments
● Increases in interest costs associated with finance leases under the new standard, of which certain leases were historically treated as sale-leaseback financing transactions
Other income, net

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Other income, net	$(1.0)	$(2.2)	$1.2	(54.5)%

Other income, net decreased due to the following:
● Increase in miscellaneous expenses, including increased net foreign exchange losses

Provision for income taxes

	Three months ended March 31,
	2019	2018
Income before income taxes	$58.3	$82.8
Provision for income taxes	14.2	11.8
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	24.3%	14.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	3.3%	(6.7)%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2019	2018
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(9.2)	$(4.3)
Changes in valuation allowance	2.6	1.3
Foreign exchange gain (loss), net	5.9	(4.0)
Stock-based compensation net excess tax benefits	(3.6)	(2.4)
Non-deductible expenses and interest	1.6	3.1
Increase in unrecognized tax benefits (2)	0.8	6.4
U.S. tax reform (3)	—	(12.4)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) The 2018 unrecognized tax benefit is primarily associated with the financial impacts surrounding the announced closure of our manufacturing facility at our Mechelen, Belgium site.
(3) Primarily related to the realizability of certain tax attributes.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. During the three months ended March 31, 2019, the primary measure of performance used to review the operating segments was transitioned to Adjusted EBIT from Adjusted EBITDA. See Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$713.3	$731.0	$(17.7)	(2.4)%
Volume effect				(1.4)%
Impact of acquisitions				0.5%
Price/product mix effect				3.3%
Exchange rate effect				(4.8)%

Adjusted EBIT	$78.6	$76.0	$2.6	3.4%
Adjusted EBIT Margin	11.0%	10.4%

Net sales decreased due to the following:
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Decreases in organic volumes across both end-markets
Partially offset by:
● Higher average selling prices across both end-markets and all regions
● Benefits from acquisitions in the refinish end-market

Adjusted EBIT increased due to the following:
● Higher average selling prices across both segments and all regions
Partially offset by:
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Higher raw material costs across both end-markets
● Lower organic volumes, offset partially by the impacts of our recent acquisitions

Transportation Coatings Segment

	Three months ended March 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$406.0	$441.0	$(35.0)	(7.9)%
Volume effect				(3.3)%
Price/product mix effect				0.2%
Exchange rate effect				(4.8)%

Adjusted EBIT	$34.2	$45.0	$(10.8)	(24.0)%
Adjusted EBIT Margin	8.4%	10.2%

Net sales decreased due to the following:
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Volume decreases primarily in our light vehicle end-market
Partially offset by:
● Increases in average selling price in our light vehicle end-market, primarily in our North America and EMEA regions

Adjusted EBIT decreased due to the following:
● Higher raw materials costs across both end-markets and all regions
● Decreases in sales volumes across all regions in our light vehicle end-market
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Increases in average selling price in our light vehicle end-market, primarily in our North America and EMEA regions
● Reductions in costs due to operational efficiencies associated with our cost savings initiatives
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility.
At March 31, 2019, availability under the Revolving Credit Facility was $356.1 million, net of $43.9 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At March 31, 2019, we had $16.7 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $3.8 million.
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

Cash Flows
Three months ended March 31, 2019 and 2018

	Three months ended March 31,
(In millions)	2019	2018
Net cash provided by (used for):
Operating activities:
Net income	$44.1	$71.0
Depreciation and amortization	91.6	91.9
Amortization of deferred financing costs and original issue discount	2.2	1.9
Deferred income taxes	0.4	(4.9)
Realized and unrealized foreign exchange (gains) losses, net	0.9	(1.3)
Stock-based compensation	6.7	8.4
Loss on assets held for sale	5.2	—
Interest income on swaps designated as net investment hedges	(3.5)	—
Other non-cash, net	(0.3)	(5.3)
Net income adjusted for non-cash items	147.3	161.7
Changes in operating assets and liabilities	(205.2)	(182.7)
Operating activities	(57.9)	(21.0)
Investing activities	(18.8)	(117.7)
Financing activities	(101.8)	(41.2)
Effect of exchange rate changes on cash	0.8	10.3
Net decrease in cash and cash equivalents	$(177.7)	$(169.6)
Three months ended March 31, 2019
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2019 was $57.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $147.3 million. This was more than offset by net uses of working capital of $205.2 million. The most significant drivers of the uses of working capital were increases in accounts receivable of $90.4 million, prepaid expenses and other assets of $60.5 million and inventories of $22.2 million during the three months ended March 31, 2019, as well as a decrease in other accrued liabilities of $69.2 million. These outflows were primarily driven by customer incentive payments and payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. Partially offsetting these outflows were increases in accounts payable of $35.4 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2019 was $18.8 million. The primary uses were for business acquisitions of $1.7 million and purchases of property, plant and equipment of $20.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2019 was $101.8 million. This change was driven by payments of $18.6 million on short-term and long-term borrowings, purchases of treasury stock totaling $65.7 million, an investment in a non-controlling interest of $26.9 million and dividends to noncontrolling interests. These payments were partially offset by cash received from stock option exercises of $11.4 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2019 were favorable by $0.8 million, which was driven primarily by the Chinese Renminbi.
Three months ended March 31, 2018
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to the revisions of net cash used for investing and financing activities for the three months ended March 31, 2018.

Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2018 was $21.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $161.7 million. This was partially offset by net increases in working capital of $182.7 million. The most significant drivers in working capital were increases in accounts receivable of $52.3 million related to the seasonal timing of sales, and decreases in other accrued liabilities of $87.0 million related to payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. In addition, there were increases in inventory of $42.9 million to support ongoing operational demands.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2018 was $117.7 million. This use was primarily comprised of acquisitions of $78.2 million and purchases of property, plant and equipment of $39.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2018 was $41.2 million. This change was driven by repayments of short-term borrowings and quarterly principal payments on our term loans of $9.3 million and $6.9 million, respectively. Other payments include purchases of treasury stock of $3.3 million, an investment in a non-controlling interest of $26.9 million and dividends to non-controlling interests of $1.0 million. Offsetting these payments was cash received from stock option exercises for $6.2 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2018 were $10.3 million, which was driven by favorable exchange impacts primarily from the Euro and Chinese Renminbi.
Financial Condition
We had cash and cash equivalents at March 31, 2019 and December 31, 2018 of $501.1 million and $693.6 million, respectively. Of these balances, $365.1 million and $417.1 million were maintained in non-U.S. jurisdictions as of March 31, 2019 and December 31, 2018, respectively, which excludes cash in assets held for sale of $7.3 million at March 31, 2019. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	March 31, 2019	December 31, 2018
2024 Dollar Term Loans	$2,405.7	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	376.9	383.3
2025 Euro Senior Notes	506.3	514.9
Short-term and other borrowings	111.4	103.8
Unamortized original issue discount	(12.1)	(12.6)
Unamortized deferred financing costs	(35.7)	(37.2)
	$3,852.5	$3,864.0
Less:
Short-term borrowings	$19.2	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,809.0	$3,821.8
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $356.1 million and $355.2 million at March 31, 2019 and December 31, 2018, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
In April 2018, we entered into the Sixth Amendment, which repriced the 2024 Dollar Term Loans and increased the aggregate principal balance of our 2024 Dollar Term Loans by $475.0 million to $2,430.0 million.
Concurrent with the refinancing, we executed interest rate and cross-currency swaps to convert $475.0 million of the 2024 Dollar Term Loans principal into Euro fixed-rate debt at an interest rate of 1.44%, which matures in 2023. The combined effect of the refinancing and the swaps are expected to result in annual cash interest savings of approximately $14.0 million.
Contractual Obligations
Information related to our contractual obligations can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the Company's contractual obligations since December 31, 2018.
Off-Balance Sheet Arrangements
See Note 6 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.
Changes in internal control over financial reporting
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except with regard to the implementation of ASU 2016-02 "Leases" (See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended March 31, 2019:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Agreement [1]
January 2019	—	$—	—	$366,455.5
February 2019	1,916.3	26.11	1,916.3	316,417.2
March 2019	631.2	24.93	631.2	300,682.7
Total	2,547.5	$25.82	2,547.5	$300,682.7
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $65.8 million of our common shares during the three months ended March 31, 2019 and $308.5 million in prior periods. At March 31, 2019, the Company had remaining authorization to repurchase $300.7 million of shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.58	Form of Performance Share Unit Agreement for U.S. Employees

10.59	Form of Performance Share Unit Agreement for Non - U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101†	SCH - XBRL Taxonomy Extension Schema Document

101†	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101†	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101†	LAB - XBRL Taxonomy Extension Label Linkbase Document

101†	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

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

AXALTA COATING SYSTEMS LTD.

Date:	April 25, 2019	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 25, 2019	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)