Form 10-Q
period 2019-06-30
Axalta Coating Systems Ltd.
filed 2019-07-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Two Commerce Square
2001 Market Street
Suite 3600
Philadelphia, Pennsylvania 19103
(855) 547-1461
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $1.00 par value	AXTA	New York Stock Exchange
(Title of class)	(Trading symbol)	(Exchange on which registered)
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

As of July 18, 2019, there were 233,263,277 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,157.5	$1,212.2	$2,276.8	$2,384.2
Cost of goods sold	748.4	793.8	1,499.7	1,569.8
Selling, general and administrative expenses	206.2	224.6	423.7	452.4
(Gain) loss on divestiture	(1.3)	—	3.9	—
Research and development expenses	17.9	18.0	36.1	37.3
Amortization of acquired intangibles	28.4	29.3	56.9	58.2
Income from operations	157.9	146.5	256.5	266.5
Interest expense, net	41.0	39.3	82.3	78.7
Other (income) expense, net	(0.9)	8.1	(1.9)	5.9
Income before income taxes	117.8	99.1	176.1	181.9
Provision for income taxes	17.9	22.0	32.1	33.8
Net income	99.9	77.1	144.0	148.1
Less: Net income attributable to noncontrolling interests	1.5	2.2	2.2	3.3
Net income attributable to controlling interests	$98.4	$74.9	$141.8	$144.8
Basic earnings per share	$0.42	$0.31	$0.61	$0.60
Diluted earnings per share	$0.42	$0.31	$0.60	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$99.9	$77.1	$144.0	$148.1
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(0.9)	(112.4)	12.4	(69.3)
Unrealized (loss) gain on derivatives	(20.3)	4.7	(34.9)	12.6
Unrealized (loss) gain on pension plan obligations	—	(1.6)	0.5	(1.3)
Other comprehensive loss, before tax	(21.2)	(109.3)	(22.0)	(58.0)
Income tax provision (benefit) related to items of other comprehensive loss	(3.1)	0.4	(4.8)	1.7
Other comprehensive loss, net of tax	(18.1)	(109.7)	(17.2)	(59.7)
Comprehensive income (loss)	81.8	(32.6)	126.8	88.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.7	(0.6)	4.9	1.4
Comprehensive income (loss) attributable to controlling interests	$78.1	$(32.0)	$121.9	$87.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$577.3	$693.6
Restricted cash	7.3	2.8
Accounts and notes receivable, net	980.6	860.8
Inventories	610.9	613.0
Prepaid expenses and other current assets	136.0	139.4
Total current assets	2,312.1	2,309.6
Property, plant and equipment, net	1,259.1	1,298.2
Goodwill	1,220.5	1,230.8
Identifiable intangibles, net	1,287.3	1,348.0
Other assets	613.9	489.1
Total assets	$6,692.9	$6,675.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$508.4	$522.8
Current portion of borrowings	43.7	42.2
Other accrued liabilities	444.7	475.6
Total current liabilities	996.8	1,040.6
Long-term borrowings	3,812.4	3,821.8
Accrued pensions	259.0	261.9
Deferred income taxes	133.6	140.8
Other liabilities	184.0	100.1
Total liabilities	5,385.8	5,365.2
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 248.5 and 246.7 shares issued at June 30, 2019 and December 31, 2018, respectively	248.2	245.3
Capital in excess of par	1,441.8	1,409.5
Retained earnings	336.0	198.6
Treasury shares (at cost) of 15.2 and 11.1 shares at June 30, 2019 and December 31, 2018, respectively	(417.5)	(312.2)
Accumulated other comprehensive loss	(356.0)	(336.1)
Total Axalta shareholders’ equity	1,252.5	1,205.1
Noncontrolling interests	54.6	105.4
Total shareholders’ equity	1,307.1	1,310.5
Total liabilities and shareholders’ equity	$6,692.9	$6,675.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income (loss):
Net Income	—	—	—	43.4	—	—	0.7	44.1
Net realized and unrealized loss on derivatives, net of tax benefit of $2.2 million	—	—	—	—	—	(12.4)	—	(12.4)
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	—	—	—
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	12.8	0.5	13.3
Total comprehensive income	—	—	—	43.4	—	0.4	1.2	45.0
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Recognition of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Shares issued under compensation plans	1.1	1.7	9.7	—	—	—	—	11.4
Noncontrolling interests of acquired subsidiaries	—	—	5.7	—	—	—	(32.1)	(26.4)
Treasury share repurchases	(2.5)	—	—	—	(65.8)	—	—	(65.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance at March 31, 2019	234.2	247.0	1,431.6	241.3	(378.0)	(335.7)	73.4	1,279.6
Comprehensive income (loss):
Net Income	—	—	—	98.4	—	—	1.5	99.9
Net realized and unrealized loss on derivatives, net of tax benefit of $2.7 million	—	—	—	—	—	(17.6)	—	(17.6)
Long-term employee benefit plans, net of tax benefit of $0.4 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(3.1)	2.2	(0.9)
Total comprehensive income (loss)	—	—	—	98.4	—	(20.3)	3.7	81.8
Correction to previous cumulative effect upon adoption of ASU 2014-09	—	—	—	(3.7)	—	—	—	(3.7)
Recognition of stock-based compensation	—	—	(1.4)	—	—	—	—	(1.4)
Shares issued under compensation plans	0.7	1.2	13.3	—	—	—	—	14.5
Changes in ownership of noncontrolling interests	—	—	(1.7)	—	—	—	(22.5)	(24.2)
Treasury share repurchases	(1.6)	—	—	—	(39.5)	—	—	(39.5)
Balance at June 30, 2019	233.3	$248.2	$1,441.8	$336.0	$(417.5)	$(356.0)	$54.6	$1,307.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2017	241.9	$242.4	$1,354.5	$(21.4)	$(58.4)	$(241.0)	$131.7	$1,407.8
Comprehensive income:
Net Income	—	—	—	69.9	—	—	1.1	71.0
Net realized and unrealized loss on derivatives, net of tax of $1.6 million	—	—	—	—	—	6.3	—	6.3
Long-term employee benefit plans, net of tax benefit of $0.3 million	—	—	—	—	—	0.6	—	0.6
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	42.2	0.9	43.1
Total comprehensive income	—	—	—	69.9	—	49.1	2.0	121.0
Cumulative effect of an accounting change	—	—	—	12.9	—	(0.8)	0.1	12.2
Recognition of stock-based compensation	—	—	8.4	—	—	—	—	8.4
Shares issued under compensation plans	1.4	0.9	5.3	—	—	—	—	6.2
Noncontrolling interests of acquired subsidiaries	—	—	2.9	—	—	—	(29.8)	(26.9)
Treasury share repurchases	(0.1)	—	—	—	(3.3)	—	—	(3.3)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance at March 31, 2018	243.2	243.3	1,371.1	61.4	(61.7)	(192.7)	103.0	1,524.4
Comprehensive income (loss):
Net Income	—	—	—	74.9	—	—	2.2	77.1
Net realized and unrealized loss on derivatives, net of tax of $0.4 million	—	—	—	—	—	4.3	—	4.3
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	(1.6)	—	(1.6)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(109.6)	(2.8)	(112.4)
Total comprehensive income (loss)	—	—	—	74.9	—	(106.9)	(0.6)	(32.6)
Recognition of stock-based compensation	—	—	9.7	—	—	—	—	9.7
Shares issued under compensation plans	0.7	1.2	3.7	—	—	—	—	4.9
Treasury share repurchases	(3.3)	—	—	—	(100.5)	—	—	(100.5)
Balance at June 30, 2018	240.6	$244.5	$1,384.5	$136.3	$(162.2)	$(299.6)	$102.4	$1,405.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$144.0	$148.1
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	180.3	182.1
Amortization of deferred financing costs and original issue discount	4.4	3.9
Debt extinguishment and refinancing related costs	0.2	8.4
Deferred income taxes	(1.6)	4.0
Realized and unrealized foreign exchange losses, net	2.8	6.1
Stock-based compensation	5.3	18.1
Loss on divestiture	3.9	—
Interest income on swaps designated as net investment hedges	(7.2)	—
Other non-cash, net	(0.6)	3.5
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(152.9)	(133.5)
Inventories	(1.4)	(31.8)
Prepaid expenses and other assets	(81.6)	(59.7)
Accounts payable	20.7	37.0
Other accrued liabilities	(54.0)	(60.6)
Other liabilities	6.5	(4.6)
Cash provided by operating activities	68.8	121.0
Investing activities:
Acquisitions, net of cash acquired	(1.9)	(78.2)
Purchase of property, plant and equipment	(47.2)	(74.6)
Proceeds from sale of consolidated joint venture, net	8.2	—
Interest proceeds on swaps designated as net investment hedges	7.2	—
Other investing activities, net	—	5.3
Cash used for investing activities	(33.7)	(147.5)
Financing activities:
Proceeds from long-term borrowings	—	468.9
Payments on short-term borrowings	(20.5)	(23.0)
Payments on long-term borrowings	(13.7)	(498.5)
Financing-related costs	(2.1)	(4.5)
Purchase of treasury stock	(105.3)	(103.8)
Proceeds from option exercises	25.9	10.5
Dividends paid to noncontrolling interests	(1.1)	(1.0)
Investments in noncontrolling interests	(31.1)	(26.9)
Deferred acquisition-related consideration	—	(5.9)
Cash used for financing activities	(147.9)	(184.2)
Decrease in cash	(112.8)	(210.7)
Effect of exchange rate changes on cash	1.0	(8.4)
Cash at beginning of period	696.4	772.9
Cash at end of period	$584.6	$553.8

Cash at end of period reconciliation:
Cash and cash equivalents	$577.3	$551.1
Restricted cash	7.3	2.7
Cash at end of period	$584.6	$553.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2019 and December 31, 2018, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for a full year.
Reclassifications
During the six months ended June 30, 2019, the condensed consolidated statements of operations were updated to combine "Net sales" and "Other revenue" into "Net sales". The 2018 condensed consolidated statements of operations have been updated for comparability with the current year presentation.
Correction of Immaterial Errors to Prior Period Financial Statements
During the six months ended June 30, 2019, the Company identified and corrected an error that affected the previously-issued 2018 annual and interim financial statements. Specifically, the financial statements reflected an investment in noncontrolling interest payment of $26.9 million within investing activities as opposed to its appropriate classification within financing activities. The Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the error and for comparability purposes, we have revised the condensed consolidated statements of cash flows for the six months ended June 30, 2018, and will revise annual and interim periods in future filings. This revision has no impact on the consolidated or condensed consolidated statements of operations or balance sheets.

	Six Months Ended June 30, 2018
	As Reported	Revised
Cash used for investing activities	$(174.4)	$(147.5)
Cash used for financing activities	$(157.3)	$(184.2)

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use (or "ROU") asset and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted prior to this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We elected to adopt the new standard on January 1, 2019 and use the adoption date as our date of initial application. As a result, historical financial information will not be updated, and the disclosures required under the new standard will not be provided as of and for periods before January 1, 2019. See Note 7 for further information on the implementation of the standard.

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
The Company implemented an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We have evaluated the completeness and accuracy of lease data entered into the software solution and updated our processes, policies and internal controls. Changes to our internal controls covered the identification, accounting and disclosure of leases both upon adoption and subsequent to adoption. Adoption of ASU 2016-02 at January 1, 2019 resulted in a one-time loss to retained earnings of $0.7 million on our condensed consolidated balance sheets and condensed consolidated statement of changes in shareholders’ equity related to the net difference of derecognition of existing assets and debt obligations associated with our leases currently accounted for as sale-leaseback financings, for which the ASU requires accounting for as a lease at the date of initial application.
Of the accounting standards we have adopted in 2019, the below standard did not have a material impact:

ASU		Effective Date
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019

(2)    REVENUE
We recognize revenue at the point our contractual performance obligations with our customers are satisfied. This occurs at the point in time when control of our products transfer to the customer based on considerations of right to payment, transfer of legal title, physical possession, risks and rewards of ownership and customer acceptance. For the majority of our revenue, control transfers upon shipment of our products to our customers. Our remaining revenue is recorded upon delivery or consumption for our product sales or as incurred for services provided and royalties earned.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at June 30, 2019 and December 31, 2018 were $39.7 million and $47.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At June 30, 2019 and December 31, 2018, the total carrying value of BIPs were $190.7 million and $190.8 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2019 and 2018, $16.0 million, $33.1 million, $16.8 million and $33.1 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $83.0 million and $56.0 million at June 30, 2019 and December 31, 2018, respectively, which will be repaid in future periods.
See Note 18 for disaggregated net sales by end-market.
(3)    ACQUISITIONS AND DIVESTITURES
During the three months ended June 30, 2019, we completed the previously announced sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment. On the divestiture, we recorded a pre-tax gain of $1.3 million and a pre-tax loss $3.9 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. The sold joint venture was previously recorded as held for sale at March 31, 2019, with the corresponding assets and liabilities recorded at the lower of carrying value and fair value less cost to sell. The gain during the three months ended June 30, 2019 was the result of a decrease in the carrying value of the net assets divested.
Other Activity
During the six months ended June 30, 2019, we purchased the remaining 40% interest owned by a third party in one of our consolidated joint venture's entities and pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase the remaining 24.5% interest owned by a third party in one of our consolidated entities, increasing our total ownership percentage in both entities to 100%. During the six months ended June 30, 2019, total consideration paid for these purchases was $31.1 million.
At June 30, 2019, for any business combination completed after June 30, 2018, we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2018 to June 30, 2019 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
Balance at December 31, 2018	$1,151.5	$79.3	$1,230.8
Purchase accounting adjustments	0.7	—	0.7
Divestiture	(5.6)	—	(5.6)
Foreign currency translation	(5.0)	(0.4)	(5.4)
Balance at June 30, 2019	$1,141.6	$78.9	$1,220.5

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$544.0	$(286.5)	$257.5	10.4
Trademarks - indefinite-lived	267.8	—	267.8	Indefinite
Trademarks - definite-lived	100.4	(27.2)	73.2	15.8
Customer relationships	927.4	(247.4)	680.0	19.1
Other	15.3	(6.5)	8.8	5.0
Total	$1,854.9	$(567.6)	$1,287.3

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$545.7	$(260.7)	$285.0	10.4
Trademarks—indefinite-lived	269.0	—	269.0	Indefinite
Trademarks—definite-lived	100.6	(24.0)	76.6	15.8
Customer relationships	929.9	(222.9)	707.0	19.1
Other	15.7	(5.3)	10.4	5.1
Total	$1,860.9	$(512.9)	$1,348.0

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2019 and each of the succeeding five years is:

Remainder of 2019	$58.9
2020	113.6
2021	112.9
2022	110.8
2023	71.4
2024	66.4

(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities associated with our Fit For Growth and Axalta Way initiatives. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 24 months from June 30, 2019.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2018 to June 30, 2019:

2019 Activity
Balance at December 31, 2018	$102.7
Expenses, net of changes to estimates	4.2
Payments made	(21.9)
Foreign currency translation	(0.2)
Balance at June 30, 2019	$84.8

The impacts to pre-tax earnings from incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium site, for the three and six months ended June 30, 2019 were $6.7 million and $12.8 million, respectively, which were recorded to cost of goods sold. There was no accelerated depreciation recorded during the three and six months ended June 30, 2018.
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At June 30, 2019 and December 31, 2018, we had outstanding bank guarantees of $12.0 million and $12.7 million, respectively, which expire 2019 or thereafter. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at June 30, 2019 and December 31, 2018.
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
(7)    LEASES
We have operating and finance leases for certain of our technology centers, warehouses, office spaces, land, and equipment. As described within Note 1, we adopted ASU 2016-02, "Leases," on January 1, 2019 requiring, among other changes, operating and finance leases with terms exceeding twelve months to be recognized as ROU assets and lease liabilities on the balance sheet.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental balance sheet information related to leases is summarized as follows:

		June 30, 2019
Assets	Classification
Operating lease assets, net	Other assets (1)	$97.2
Finance lease assets, net	Property, plant and equipment, net (2)	68.8
Total leased assets		$166.0
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$28.7
Finance lease liabilities	Current portion of borrowings	2.9
Noncurrent
Operating lease liabilities	Other liabilities	71.8
Finance lease liabilities	Long-term borrowings	63.1
Total lease liabilities		$166.5
(1) Operating lease assets are recorded net of accumulated amortization of $10.1 million as of June 30, 2019.
(2) Finance lease assets are recorded net of accumulated amortization of $2.5 million as of June 30, 2019.
Components of lease expense are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Finance lease cost
Amortization of right-of-use assets	$1.0	$2.0
Interest on lease liabilities	0.8	1.7
Operating lease cost	9.1	18.0
Variable lease cost	1.1	1.9
Short-term lease cost	0.2	0.5
Net lease cost	$12.2	$24.1
Supplemental cash flow information related to leases is summarized as follows:

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.1
Operating cash flows from finance leases	$1.7
Financing cash flows from finance leases	$1.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11.9
Finance leases	$—

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Lease term and discount rate information is summarized as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	17.4
Weighted-average discount rate
Operating leases	4.9%
Finance leases	5.3%

Maturities of lease liabilities as of June 30, 2019 is as follows:

	Operating Leases	Finance Leases
Year
Remainder of 2019	$15.4	$2.0
2020	28.5	5.5
2021	22.0	5.5
2022	15.0	5.7
2023	11.6	5.7
Thereafter	22.2	78.9
Total lease payments	$114.7	$103.3
Less: imputed interest	14.2	37.3
Present value of lease liabilities	$100.5	$66.0

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At December 31, 2018, future minimum payments under non-cancelable operating leases under ASC 840 were as follows:

Operating Leases
2019	$34.6
2020	23.5
2021	17.1
2022	13.2
2023	11.5
Thereafter	16.6
Total minimum payments	$116.5

(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.7	$2.2	$3.6	$4.5
Interest cost	3.4	3.4	6.6	6.8
Expected return on plan assets	(3.5)	(4.1)	(7.0)	(8.3)
Amortization of actuarial loss, net	0.4	0.3	0.9	0.6
Amortization of prior service cost, net	—	(0.1)	—	(0.1)
Net periodic benefit cost	$2.0	$1.7	$4.1	$3.5

(9)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2019 and 2018, we recognized a gain of $1.4 million, and expenses of $5.3 million, $9.7 million and $18.1 million, respectively, for stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The gain recognized during the three months ended June 30, 2019 resulted primarily from forfeitures. No significant forfeitures were recorded in the comparable period. Forfeitures are recorded in the period they occur. We recognized tax expense of $0.2 million, and tax benefits of $1.1 million, $1.9 million and $3.4 million for the three and six months ended June 30, 2019 and 2018, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

2019 Activity
During 2019, we granted non-qualified service-based stock options, restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions. A summary of award activity by type for the six months ended June 30, 2019 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	7.2	$19.32
Granted	0.8	26.91
Exercised	(2.3)	11.35
Forfeited	(0.7)	28.39
Outstanding at June 30, 2019	5.0	$23.00
Vested and expected to vest at June 30, 2019	5.0	$23.00	$36.5	6.04
Exercisable at June 30, 2019	3.8	$21.43	$34.3	5.12

Cash received by the Company upon exercise of options for the six months ended June 30, 2019 was $25.9 million. Excess tax benefits on these exercises were $7.0 million.
At June 30, 2019, there is $5.5 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.6 years.

Restricted Stock Awards and Restricted Stock Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	1.6	$29.12
Granted	0.7	26.89
Vested	(0.6)	28.39
Forfeited	(0.3)	28.83
Outstanding at June 30, 2019	1.4	$28.38

Tax shortfall expenses on the vesting of restricted stock and restricted stock units during the six months ended June 30, 2019 was $0.2 million.
At June 30, 2019, there is $22.1 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.

Performance Stock Awards and Performance Share Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	0.8	$31.82
Granted	0.3	29.28
Vested	—	—
Forfeited	(0.6)	30.12
Outstanding at June 30, 2019	0.5	$32.41
At June 30, 2019, there is $10.4 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.2 years. The forfeitures include performance stock awards and performance share units that did not meet the performance target required for vesting.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(10)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange losses, net	$2.2	$1.7	$4.6	$1.7
Debt extinguishment and refinancing related costs	0.2	8.4	0.2	8.4
Other miscellaneous income, net	(3.3)	(2.0)	(6.7)	(4.2)
Total	$(0.9)	$8.1	$(1.9)	$5.9

(11)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Effective Tax Rate	18.2%	18.6%

The lower effective tax rate for the six months ended June 30, 2019 was primarily due to the favorable impact of changes in valuation allowance (net of adjustments to foreign taxes), and an increase in net excess tax benefits related to stock-based compensation of $6.8 million compared with $4.1 million for the six months ended June 30, 2019 and 2018, respectively. These adjustments are partially offset by the unfavorable impact of net currency exchange losses in 2019 and a one-time favorable impact related to the reduction of the U.S. Tax Cuts and Jobs Act tax charge which lowered the effective tax rate in 2018.
The effective tax rate for the six months ended June 30, 2019 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of net currency exchange losses, unrecognized tax benefits, and an adjustment to foreign taxes. These adjustments were offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, decrease in valuation allowance, and current year net excess tax benefits related to stock-based compensation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income to common shareholders	$98.4	$74.9	$141.8	$144.8
Basic weighted average shares outstanding	233.3	240.3	233.7	240.6
Diluted weighted average shares outstanding	235.4	244.6	236.0	245.2
Earnings per common share:
Basic earnings per share	$0.42	$0.31	$0.61	$0.60
Diluted earnings per share	$0.42	$0.31	$0.60	$0.59
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 were 3.0 million, 2.9 million, 2.7 million and 2.6 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	June 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$872.1	$739.9
Notes receivable	24.1	36.1
Other	84.4	84.8
Total	$980.6	$860.8

(1) Allowance for doubtful accounts was $14.5 million and $15.4 million at June 30, 2019 and December 31, 2018, respectively.
Bad debt expense of $1.6 million, $2.6 million, $0.6 million and $0.8 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018, respectively.
(14)    INVENTORIES

	June 30, 2019	December 31, 2018
Finished products	$339.0	$334.0
Semi-finished products	111.7	108.0
Raw materials	139.2	149.9
Stores and supplies	21.0	21.1
Total	$610.9	$613.0

(15)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2019	December 31, 2018
Property, plant and equipment	$2,248.5	$2,218.8
Accumulated depreciation	(989.4)	(920.6)
Property, plant, and equipment, net	$1,259.1	$1,298.2

Depreciation expense amounted to $43.7 million, $89.1 million, $42.7 million and $89.1 million for the three and six months ended June 30, 2019 and 2018, respectively.
(16)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2019	December 31, 2018
2024 Dollar Term Loans	$2,399.6	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	380.8	383.3
2025 Euro Senior Notes	511.6	514.9
Short-term and other borrowings	109.9	103.8
Unamortized original issue discount	(11.6)	(12.6)
Unamortized deferred financing costs	(34.2)	(37.2)
	$3,856.1	$3,864.0
Less:
Short-term borrowings	$19.4	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,812.4	$3,821.8

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of June 30, 2019, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On June 28, 2019, (the "Eighth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the eighth amendment to the Credit Agreement (the "Eighth Amendment") which impacted the Revolving Credit Facility by (i) extending the maturity date to the earlier of March 2, 2024, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, and (ii) reducing the applicable interest margins.
Under the Eighth Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Adjusted Eurocurrency Rate and 0.50% for loans based on the Base Rate with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.25:1.00 but less than or equal to 2.25:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.25:1.00. At June 30, 2019, the financial covenant is not applicable as there were no borrowings.
Prior to the Eighth Amendment, interest on any outstanding borrowings under the Revolving Credit Facility was subject to a floor of zero for Adjusted Eurocurrency Rate Loans plus an applicable rate of 2.75% (previously 3.50%) subject to an additional step-down to 2.50% or 2.25%, if the First Lien Net Leverage Ratio falls below 3.00:1.00 or 2.50:1.00, respectively. For Base Rate Loans, the interest was subject to a floor of the greater of the federal funds rate plus 0.50%, the Prime Lending Rate or an Adjusted Eurocurrency Rate plus 1%, plus an applicable rate of 1.75% (previously 2.50%), subject to an additional step-down to 1.50% or 1.25%, if the First Lien Net Leverage Ratio were to fall below 3.00:1.00 and 2.50:1.00, respectively.
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $700.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At June 30, 2019 and December 31, 2018, letters of credit issued under the Revolving Credit Facility totaled $36.6 million and $44.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $363.4 million and $355.2 million at June 30, 2019 and December 31, 2018, respectively.
Significant Transactions
During the three and six months ended June 30, 2019, in connection with the Eighth Amendment discussed above, we recorded $1.8 million of incremental deferred financing costs directly associated with the modification of the Revolving Credit Facility.
During both the three and six months ended June 30, 2018, in connection with the Sixth Amendment discussed above, we recorded a loss on extinguishment and other financing-related costs of $8.4 million, of which $2.9 million related to the 2023 Euro Term Loan and $5.5 million related to the 2024 Dollar Term Loans. The loss was comprised of the write off of unamortized deferred financing costs and original issue discounts of $3.1 million and $0.7 million, respectively, and other fees directly associated with the Sixth Amendment of $4.6 million.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2019.

Remainder of 2019	$28.7
2020	26.6
2021	26.6
2022	54.1
2023	27.0
Thereafter	3,738.9
$3,901.9

(17)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
Fair value of financial instruments
Equity securities with readily determinable fair values - Balances of equity securities are recorded within other assets, with any changes in fair value recorded within other expense, net. The fair values of equity securities are based upon quoted market prices, which are considered Level 1 inputs.
Long-term borrowings - The estimated fair values of these borrowings are based on recent trades, as reported by a third-party pricing service. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.
Derivative instruments - The Company’s interest rate caps, interest rate swaps and cross-currency swaps are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are included in the Level 2 hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2019 and December 31, 2018.

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate caps (1)	$—	$0.1	$—	$0.1	$—	$4.5	$—	$4.5
Cross-currency swaps (2)	—	14.3	—	14.3	—	14.1	—	14.1
Other assets:
Interest rate caps (1)	—	—	—	—	—	1.4	—	1.4
Investments in equity securities	0.8	—	—	0.8	0.7	—	—	0.7
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	0.6	—	0.6	—	—	—	—
Interest rate swaps (1)	—	5.4	—	5.4	—	—	—	—
Other liabilities:
Interest rate caps (1)	—	1.5	—	1.5	—	—	—	—
Interest rate swaps (1)	—	25.0	—	25.0	—	2.9	—	2.9
Cross-currency swaps (2)	—	1.3	—	1.3	—	8.8	—	8.8
Long-term borrowings:
2024 Dollar Senior Notes	—	518.6	—	518.6	—	474.9	—	474.9
2024 Euro Senior Notes	—	397.7	—	397.7	—	381.1	—	381.1
2025 Euro Senior Notes	—	534.0	—	534.0	—	497.5	—	497.5
2024 Dollar Term Loans	—	2,372.6	—	2,372.6	—	2,276.1	—	2,276.1
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
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850.0 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600.0 million of the notional value, expire December 31, 2019 and had a deferred premium of $8.6 million at inception. The fourth interest rate cap, comprising the remaining $250.0 million of the notional value, expires December 31, 2021 and had a deferred premium of $8.1 million at inception. All deferred premiums are paid quarterly over the term of the respective interest rate caps. These interest rate caps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive loss ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended June 30, 2018, we entered into three interest rate swaps with aggregate notional amounts totaling $475.0 million to hedge interest rate exposures related to variable rate borrowings under the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.72% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on March 31, 2023. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
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
The following table presents the gains (losses) included in AOCI for derivative instruments that qualify and have been designated as cash flow and net investment hedges:

	June 30, 2019	December 31, 2018
AOCI:
Interest rate caps (cash flow hedges)	$4.1	$(3.4)
Interest rate swaps (cash flow hedges)	30.5	3.0
Cross-currency swaps (net investment hedges)	(12.8)	(27.7)
Total AOCI	$21.8	$(28.1)

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2019 and 2018 for these cash flow and net investment hedges.

		For the Three Months Ended June 30,
		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$3.4	$(0.5)	$(2.4)	$(0.8)
Interest rate swaps	Interest expense, net	16.6	0.2	(2.5)	0.4
Cross-currency swaps	Interest expense, net	(1.6)	(3.6)	(23.9)	2.9

		For the Six Months Ended June 30,
		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$5.9	$(1.6)	$(10.4)	$(0.7)
Interest rate swaps	Interest expense, net	27.6	0.1	(2.5)	0.4
Cross-currency swaps	Interest expense, net	(14.9)	(7.2)	(23.9)	2.9

Over the next 12 months, we expect losses of $7.6 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps and interest rate swaps.
Derivative Instruments Not Designated as Cash Flow Hedges

We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other income, net in the condensed consolidated statement of operations.
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at June 30, 2019 was zero.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	2019	2018	2019	2018
Foreign currency forward contracts	Other (income) expense, net	$0.3	$(6.0)	$1.8	$(4.6)

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
During the six months ended June 30, 2019, Axalta transitioned to using Adjusted EBIT as the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales (1) (2):
Refinish	$447.3	$448.4	$852.8	$862.6
Industrial	309.4	337.6	617.2	654.4
Total Net sales Performance Coatings	756.7	786.0	1,470.0	1,517.0
Light Vehicle	306.1	333.3	622.0	686.5
Commercial Vehicle	94.7	92.9	184.8	180.7
Total Net sales Transportation Coatings	400.8	426.2	806.8	867.2
Total Net sales	$1,157.5	$1,212.2	$2,276.8	$2,384.2
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$0.1	$—	$0.2	$0.1
Transportation Coatings	0.4	0.4	—	0.3
Total	$0.5	$0.4	$0.2	$0.4

			June 30, 2019	December 31, 2018
Investment in unconsolidated affiliates:
Performance Coatings			$2.6	$2.7
Transportation Coatings			12.8	12.7
Total			$15.4	$15.4

(1)	The Company has no intercompany sales between segments.

(2)	Net sales by segment for the three and six months ended June 30, 2018 were recast to include amounts previously classified as other revenue. See Note 1 for further information on the reclassification.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBIT (1):
Performance Coatings	$127.6	$108.9	$206.2	$184.9
Transportation Coatings	40.4	38.3	74.6	83.3
Total (2)	168.0	147.2	280.8	268.2
Interest expense, net	41.0	39.3	82.3	78.7
Debt extinguishment and refinancing related costs (a)	0.2	8.4	0.2	8.4
Termination benefits and other employee related costs (b)	2.8	(0.9)	4.1	(2.2)
Consulting and advisory (c)	0.8	—	0.8	—
Offering and transactional costs (d)	0.2	0.1	0.8	0.1
Accelerated depreciation (e)	6.7	—	12.8	—
(Gain) loss on divestiture (f)	(1.3)	—	3.9	—
Indemnity (income) losses (g)	(0.2)	0.9	(0.2)	0.9
Change in fair value of equity investments (h)	—	0.3	—	0.4
Income before income taxes	$117.8	$99.1	$176.1	$181.9

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

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company.

(a)	Represents expenses associated with the restructuring and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents legal and advisory fees pertaining to our previously announced comprehensive review of strategic alternatives. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)
Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(f)	Represents the impacts recognized on the sale of our interest in a joint venture business, which is not considered indicative of our ongoing operating performance.

(g)	Represents indemnity (income) losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

(h)	Represents mark to market impacts of our equity investments, which we do not consider to be indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(299.4)	$(36.4)	$(0.3)	$(336.1)
Current year deferrals to AOCI	12.8	—	(11.4)	1.4
Reclassifications from AOCI to Net income	—	—	(1.0)	(1.0)
Net Change	12.8	—	(12.4)	0.4
Balance at March 31, 2019	(286.6)	(36.4)	(12.7)	(335.7)
Current year deferrals to AOCI	(5.7)	(0.1)	(17.3)	(23.1)
Reclassifications from AOCI to Net income	2.6	0.5	(0.3)	2.8
Net Change	(3.1)	0.4	(17.6)	(20.3)
Balance at June 30, 2019	$(289.7)	$(36.0)	$(30.3)	$(356.0)

The income tax benefit and provision related to the changes in pension benefits for the three and six months ended June 30, 2019 was $0.4 million and $0.1 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2019 was $14.3 million. The income tax benefits related to the change in the unrealized loss on derivatives for the three and six months ended June 30, 2019 was $2.7 million and $4.9 million, respectively. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2019 was $4.4 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	42.2	—	—	6.4	48.6
Reclassifications from AOCI to Net income	—	0.6	—	(0.1)	0.5
Net Change	42.2	0.6	—	6.3	49.1
Balance at March 31, 2018	(166.6)	(30.8)	—	4.7	(192.7)
Current year deferrals to AOCI	(109.6)	(1.5)	—	4.5	(106.6)
Reclassifications from AOCI to Net income	—	(0.1)	—	(0.2)	(0.3)
Net Change	(109.6)	(1.6)	—	4.3	(106.9)
Balance at June 30, 2018	$(276.2)	$(32.4)	$—	$9.0	$(299.6)

The income tax benefit related to the changes in pension benefits for the three and six months ended June 30, 2018 was $0.0 million and $0.3 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2018 was $13.3 million. The income tax provisions related to the change in the unrealized loss on derivatives for the three and six months ended June 30, 2018 was $0.4 million and $2.0 million, respectively. The cumulative income tax provision related to the adjustments for unrealized loss on derivatives at June 30, 2018 was $1.4 million.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	the outcome or timing of our previously announced comprehensive review of strategic alternatives to maximize shareholder value;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 47 customer training centers and approximately 14,000 employees allows us to meet the needs of customers in over 135 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 4.5% for the six months ended June 30, 2019 compared with the six months ended June 30, 2018, primarily driven by the impacts of unfavorable currency translation which contributed to a 4.2% decrease. Further contributing to the decrease in net sales was a net decline in volumes of 3.4%, primarily driven by our Transportation Coatings segment, as well as the negative net impacts of portfolio changes, which included the sale of our consolidated joint venture, which contributed to a decrease of 0.3% to volumes. Partially offsetting these declines were increases in average selling prices across both segments, resulting in an increase of 3.1%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales decreased 3.1% driven primarily by the impacts of unfavorable foreign currency translation of 4.1%, as well as a decline in volumes across both end-markets of 3.0%, inclusive of the negative net impacts of portfolio changes of 0.5%, which included the sale of our consolidated joint venture. Partially offsetting these declines were increases in average selling prices of 4.0%, of which both end-markets positively contributed.

•
Transportation Coatings: Net sales decreased 7.0% driven primarily by the impacts of unfavorable foreign currency translation of 4.2%, as well as a decline in volumes of 4.2%. Partially offsetting these declines were higher average selling prices of 1.4% driven by light vehicle contributions.

Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2019 and 2018, as follows:

(In millions)	Three Months Ended June 30,		2019 vs 2018	Six Months Ended June 30,		2019 vs 2018
	2019	2018	% change	2019	2018	% change
Performance Coatings
Refinish	$447.3	$448.4	(0.2)%	$852.8	$862.6	(1.1)%
Industrial	309.4	337.6	(8.4)%	617.2	654.4	(5.7)%
Total Net sales Performance Coatings	756.7	786.0	(3.7)%	1,470.0	1,517.0	(3.1)%
Transportation Coatings
Light Vehicle	306.1	333.3	(8.2)%	622.0	686.5	(9.4)%
Commercial Vehicle	94.7	92.9	1.9%	184.8	180.7	2.3%
Total Net sales Transportation Coatings	400.8	426.2	(6.0)%	806.8	867.2	(7.0)%
Total Net sales	$1,157.5	$1,212.2	(4.5)%	$2,276.8	$2,384.2	(4.5)%
Acquisitions and Divestitures Highlights
During the three months ended June 30, 2019, we completed the previously announced sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment. On the divestiture, we recorded a pre-tax gain of $1.3 million and a pre-tax loss $3.9 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
During the six months ended June 30, 2019, we purchased the remaining 40% interest owned by a third party in one of our consolidated joint venture's entities and pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016, we were required to purchase the remaining 24.5% interest owned by a third party in one of our consolidated entities, increasing our total ownership percentage in both entities to 100%. During the six months ended June 30, 2019, total consideration paid for these purchases was $31.1 million.
Capital and Liquidity Highlights
During the six months ended June 30, 2019, we repurchased 4.1 million shares for total consideration of $105.3 million as we continue to execute against our previously approved share repurchase program.
On June 28, 2019, we amended our $400 million Revolving Credit Facility to extend the maturity from August 2021 to March 2024 and improve the terms. See Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Strategic Review
On June 19, 2019, we announced that our Board of Directors had initiated a comprehensive review of strategic alternatives to maximize shareholder value. There can be no assurances regarding the outcome or timing of the strategic review process.

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
Net sales

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$1,157.5	$1,212.2	$(54.7)	(4.5)%	$2,276.8	$2,384.2	$(107.4)	(4.5)%
Volume effect				(4.1)%				(3.1)%
Impact of portfolio changes				(0.9)%				(0.3)%
Price/product mix effect				4.0%				3.1%
Exchange rate effect				(3.5)%				(4.2)%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net sales decreased due to the following:
● Lower sales volumes across refinish, industrial and light vehicle end-markets, partially offset by an increase within our commercial vehicle end-market
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Negative impacts as a result of portfolio changes, which included the sale of our consolidated joint venture interests within our industrial end-market in the Performance Coatings segment, as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both segments, reflecting positive contribution across both end-markets within the Performance Coatings segment and the light vehicle end-market
Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net sales decreased due to the following:
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower sales volumes across both segments, partially offset by an increase within our commercial vehicle end-market
● Negative impacts as a result of portfolio changes, which included the sale of our consolidated joint venture interests within our industrial end-market in the Performance Coatings segment, as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both segments, reflecting positive contribution across both end markets within the Performance Coatings segment and the light vehicle end-market

Cost of sales

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$748.4	$793.8	$(45.4)	(5.7)%	$1,499.7	$1,569.8	$(70.1)	(4.5)%
% of net sales	64.7%	65.5%			65.9%	65.8%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Cost of sales decreased due to the following:
● Lower sales volumes across both segments
● Favorable impacts of currency translation of 3.3%, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Decline in stock-based compensation expense of $2.2 million, primarily due to forfeitures in the quarter
Partially offset by:
● Increased raw material costs across both segments
● Incremental accelerated depreciation expense of $6.7 million associated with our Mechelen, Belgium facility, for which there were no similar costs in the comparable period
Cost of sales as a percentage of net sales decreased due to the following:
● Increase in price and product mix impacts in net sales as well as a decline in stock-based compensation expense of $2.2 million, primarily due to forfeitures, offset by lower sales volumes and the incremental accelerated depreciation expense of $6.7 million

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Cost of sales decreased due to the following:
● Favorable impacts of currency translation of 3.9%, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower sales volumes across both segments
● Decline in stock-based compensation expense of $3.0 million, primarily due to forfeitures in the quarter
Partially offset by:
● Increased raw material costs across both segments
● Incremental accelerated depreciation expense of $12.8 million associated with our Mechelen, Belgium facility, for which there were no similar costs in the comparable period
Cost of sales as a percentage of net sales decreased due to the following:
● Increase in price and product mix in net sales as well as a decline in stock-based compensation expense of $3.0 million, primarily due to forfeitures, offset by lower sales volumes covering fixed costs and the incremental accelerated depreciation expense of $12.8 million

Selling, general and administrative expenses

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A	$206.2	$224.6	$(18.4)	(8.2)%	$423.7	$452.4	$(28.7)	(6.3)%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Selling, general and administrative expenses decreased due to the following:
● Favorable impacts of currency translation of 3.6%, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Decline in commissions and sales incentive compensation driven by lower sales volume
● Decline in stock-based compensation expense of $8.9 million, primarily due to forfeitures
● Reductions in costs due to operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Increases in costs associated with our Axalta Way cost savings initiatives and acquisition and divestiture-related costs of $4.7 million, resulting in costs of $3.8 million for the three months ended June 30, 2019 compared to income of $0.9 million for the three months ended June 30, 2018 driven by changes to estimates

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Selling, general and administrative expenses decreased due to the following:
● Favorable impacts of currency translation of 4.2%, due primarily to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Decline in stock-based compensation expense of $9.8 million, primarily due to forfeitures
● Decline in commissions and sales incentive compensation driven by lower sales volume
● Reductions in costs due to operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Increases in costs associated with our Axalta Way cost savings initiatives and acquisition and divestiture-related costs of $7.9 million, resulting in costs of $5.7 million for the six months ended June 30, 2019 compared to income of $2.2 million for the six months ended June 30, 2018 driven by changes to estimates

(Gain) loss on divestiture

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(Gain) loss on divestiture	$(1.3)	$—	$(1.3)	100.0%	$3.9	$—	$3.9	100.0%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

(Gain) loss on divestiture increased due to the following:
● During the three months ended June 30, 2019, we recorded a gain on the completed sale of our interest in a consolidated joint venture due to a decrease in the carrying value of the net assets divested

Six months ended June 30, 2019 compared to six months ended June 30, 2018

(Gain) loss on divestiture increased due to the following:
● During the six months ended June 30, 2019, we recorded a net loss on the sale of our interest in a consolidated joint venture as discussed above in "Business Highlights - Acquisitions and Divestitures"

Research and development expenses

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development expenses	$17.9	$18.0	$(0.1)	(0.6)%	$36.1	$37.3	$(1.2)	(3.2)%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Research and development expenses decreased due to the following:
● Favorable impacts of currency translation, which reduced expenses by 1.2% due primarily to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Six months ended June 30, 2019 compared to six months ended June 30, 2018

Research and development expenses decreased due to the following:
● Favorable impacts of currency translation, which reduced expenses by 1.3% due primarily to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Amortization of acquired intangibles

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Amortization of acquired intangibles	$28.4	$29.3	$(0.9)	(3.1)%	$56.9	$58.2	$(1.3)	(2.2)%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency of 1.3%, primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Six months ended June 30, 2019 compared to six months ended June 30, 2018

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency of 1.7%, primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Interest expense, net

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense, net	$41.0	$39.3	$1.7	4.3%	$82.3	$78.7	$3.6	4.6%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Interest expense, net increased due to the following:
● Increases in average interest rates due to LIBOR increases on our variable rate debt, largely offset by impacts of our derivative instruments
● Increases in interest costs associated with finance leases under the new accounting standard adopted on January 1, 2019, of which certain leases were historically treated as sale-leaseback financing transactions

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Interest expense, net increased due to the following:
● Increases in average interest rates due to LIBOR increases on our variable rate debt over the comparable period, largely offset by impacts of our derivative instruments
● Increases in interest costs associated with finance leases under the new accounting standard adopted on January 1, 2019, of which certain leases were historically treated as sale-leaseback financing transactions

Other (income) expense, net

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other (income) expense, net	$(0.9)	$8.1	$(9.0)	(111.1)%	$(1.9)	$5.9	$(7.8)	(132.2)%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Other (income) expense, net increased due to the following:
●  A reduction in debt extinguishment and refinancing related costs of $8.4 million which was incurred during the three months ended June 30, 2018, for which there was no corresponding expense in the current comparative period

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Other (income) expense, net increased due to the following:
●  A reduction in debt extinguishment and refinancing related costs of $8.4 million which was incurred during the six months ending June 30, 2018 with no corresponding expense for the current comparative period

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before income taxes	$117.8	$99.1	$176.1	$181.9
Provision for income taxes	17.9	22.0	32.1	33.8
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	15.2%	22.2%	18.2%	18.6%
Effective tax rate vs. statutory U.S. Federal income tax rate	(5.8)%	1.2%	(2.8)%	(2.4)%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2019	2018	2019	2018
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(4.7)	$(17.0)	$(13.9)	$(21.3)
Changes in valuation allowance	(21.8)	11.3	(19.2)	12.7
Foreign exchange gain (loss), net	(2.0)	3.7	3.9	(0.3)
Stock-based compensation excess tax benefits, net	(3.2)	(1.8)	(6.8)	(4.1)
Non-deductible expenses and interest	0.6	2.0	2.2	5.1
Increase in unrecognized tax benefits	6.4	1.1	7.2	7.2
Foreign taxes (2)	16.8	1.6	18.4	2.9
U.S. tax reform (3)	—	—	—	(12.4)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) $14.4 million relates to an adjustment for certain tax attributes for which the Company has determined are no longer realizable. This is mostly offset by a tax benefit of $12.7 million for the decrease to the valuation allowance on the tax attributes previously recorded as a result of changes under U.S. tax reform.
(3) Primarily related to the realizability of certain interest carryforwards.
SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. During the three and six months ended June 30, 2019, the primary measure of performance used to review the operating segments was transitioned to Adjusted EBIT from Adjusted EBITDA. See Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Performance Coatings Segment

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$756.7	$786.0	$(29.3)	(3.7)%	$1,470.0	$1,517.0	$(47.0)	(3.1)%
Volume effect				(3.5)%				(2.5)%
Impact of portfolio changes				(1.4)%				(0.5)%
Price/product mix effect				4.7%				4.0%
Exchange rate effect				(3.5)%				(4.1)%

Adjusted EBIT	$127.6	$108.9	$18.7	17.2%	$206.2	$184.9	$21.3	11.5%
Adjusted EBIT Margin	16.9%	13.9%			14.0%	12.2%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net sales decreased due to the following:
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower organic volumes across both end-markets
● Negative impacts as a result of the sale of our consolidated joint venture interests within our industrial end-market as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both end-markets within all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets within all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives and decreased stock compensation expense primarily due to forfeitures

Partially offset by:
● Lower organic volumes across both end-markets
● Higher raw materials costs across both end-markets
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net sales decreased due to the following:
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
● Lower organic volumes across both end-markets
● Negative impacts as a result of the sale of our consolidated joint venture interests within our industrial end-market as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both end-markets within all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets within all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives and decreased stock compensation expense primarily due to forfeitures

Partially offset by:
● Lower organic volumes across both end-markets
● Higher raw materials costs across both end-markets
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar

Transportation Coatings Segment

	Three Months Ended June 30,		2019 vs 2018		Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$400.8	$426.2	$(25.4)	(6.0)%	$806.8	$867.2	$(60.4)	(7.0)%
Volume effect				(5.1)%				(4.2)%
Price/product mix effect				2.7%				1.4%
Exchange rate effect				(3.6)%				(4.2)%

Adjusted EBIT	$40.4	$38.3	$2.1	5.5%	$74.6	$83.3	$(8.7)	(10.4)%
Adjusted EBIT Margin	10.1%	9.0%			9.2%	9.6%
Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net sales decreased due to the following:
● Lower sales volumes in our light vehicle end-market and across all regions, excluding our Latin America region, partially offset by higher sales volumes in our commercial vehicle end-market, primarily within our Latin America region

● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices in our light vehicle end-market and across all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices in our light vehicle end-market and across all regions
● Lower operating expenses in the light vehicle end-market resulting from operational efficiencies associated with our cost savings initiatives and decreased stock compensation expense primarily due to forfeitures

Partially offset by:
● Lower sales volumes in our light vehicle end-market and across all regions, excluding our Latin America region, partially offset by higher sales volumes in our commercial vehicle end-market, primarily within our Latin America region

● Higher raw materials costs across both end-markets
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net sales decreased due to the following:
● Lower sales volumes in our light vehicle end-market and across all regions, excluding our Latin America region, partially offset by higher sales volumes in our commercial vehicle end-market, primarily within our Latin America region

● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices in our light vehicle end-market and across all regions, excluding Latin America

Adjusted EBIT decreased due to the following:
● Lower sales volumes in our light vehicle end-market and across all regions, excluding our Latin America region, partially offset by higher sales volumes in our commercial vehicle end-market, primarily within our Latin America region

● Higher raw materials costs across both end-markets
● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices in our light vehicle end-market and across all regions, excluding Latin America
● Lower operating expenses in our light vehicle end-market resulting from operational efficiencies associated with our cost savings initiatives and decreased stock compensation expense primarily due to forfeitures

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility.
At June 30, 2019, availability under the Revolving Credit Facility was $363.4 million, net of $36.6 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At June 30, 2019, we had $16.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $2.8 million.
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

Cash Flows
Six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by (used for):
Operating activities:
Net income	$144.0	$148.1
Depreciation and amortization	180.3	182.1
Amortization of deferred financing costs and original issue discount	4.4	3.9
Debt extinguishment and refinancing related costs	0.2	8.4
Deferred income taxes	(1.6)	4.0
Realized and unrealized foreign exchange losses, net	2.8	6.1
Stock-based compensation	5.3	18.1
Loss on divestiture	3.9	—
Interest income on swaps designated as net investment hedges	(7.2)	—
Other non-cash, net	(0.6)	3.5
Net income adjusted for non-cash items	331.5	374.2
Changes in operating assets and liabilities	(262.7)	(253.2)
Operating activities	68.8	121.0
Investing activities	(33.7)	(147.5)
Financing activities	(147.9)	(184.2)
Effect of exchange rate changes on cash	1.0	(8.4)
Net decrease in cash, cash equivalents and restricted cash	$(111.8)	$(219.1)
Six months ended June 30, 2019
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $68.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $331.5 million. This was partially offset by net uses of working capital of $262.7 million. The most significant drivers of the uses of working capital were increases in accounts receivable of $152.9 million, prepaid expenses and other assets of $81.6 million and inventories of $1.4 million during the six months ended June 30, 2019, as well as a decrease in other accrued liabilities of $54.0 million. These outflows were primarily driven by customer incentive payments and payments of normal seasonal operating activities, including interest payments on our long-term indebtedness and timing of cash payments for annual employee performance related benefits. Partially offsetting these outflows were increases in accounts payable of $20.7 million and other liabilities of $6.5 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2019 was $33.7 million. The primary uses were for purchases of property, plant and equipment of $47.2 million, business acquisitions of $1.9 million, partially offset by proceeds from the sale of our noncontrolling interest subsidiary of $8.2 million as explained in Note 3 and interest proceeds on swaps designated as net investment hedges of $7.2 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2019 was $147.9 million. This change was driven by purchases of treasury stock totaling $105.3 million, payments of $34.2 million on short-term and long-term borrowings, investments in noncontrolling interests of $31.1 million and dividends to noncontrolling interests of $1.1 million. These payments were partially offset by cash received from stock option exercises of $25.9 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2019 were favorable by $1.0 million, which was driven primarily by the Chinese Renminbi.

Six months ended June 30, 2018
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to the revisions of net cash used for investing and financing activities for the six months ended June 30, 2018.
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
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2018 was $147.5 million. This use was primarily comprised of acquisitions of $78.2 million and purchases of property, plant and equipment of $74.6 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2018 was $184.2 million. This change was driven by payments of $521.5 million to pay down short-term and long-term borrowings that includes pay down of the Euro Term Loans, purchases of treasury stock totaling $103.8 million, an investment in a noncontrolling interest of $26.9 million as well as payments of $11.4 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions. These payments were offset by net proceeds of $468.9 million relating to the refinancing of our Dollar Term Loans and cash received from stock option exercises of $10.5 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2018 were unfavorable by $8.4 million, which was driven primarily from the Euro and Chinese Renminbi.
Financial Condition
We had cash and cash equivalents at June 30, 2019 and December 31, 2018 of $577.3 million and $693.6 million, respectively. Of these balances, $367.5 million and $417.1 million were maintained in non-U.S. jurisdictions as of June 30, 2019 and December 31, 2018, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	June 30, 2019	December 31, 2018
2024 Dollar Term Loans	$2,399.6	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	380.8	383.3
2025 Euro Senior Notes	511.6	514.9
Short-term and other borrowings	109.9	103.8
Unamortized original issue discount	(11.6)	(12.6)
Unamortized deferred financing costs	(34.2)	(37.2)
	$3,856.1	$3,864.0
Less:
Short-term borrowings	$19.4	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,812.4	$3,821.8
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $363.4 million and $355.2 million at June 30, 2019 and December 31, 2018, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.
Changes in internal control over financial reporting
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, other than as set forth below.
We are subject to risks and uncertainties related to our strategic review.
On June 19, 2019, we announced that our Board of Directors had initiated a comprehensive review of strategic alternatives to maximize shareholder value. There can be no assurance the review of strategic alternatives will result in any transaction, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses. In addition, speculation and uncertainty regarding the strategic review process may cause or result in:

•	disruption of our business;

•	distraction of our employees;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; and

•	increased stock price volatility.
If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review process, it may disrupt our business or adversely impact our net sales, operating results, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended June 30, 2019:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program [1]
April 2019	—	$—	—	$300,682.7
May 2019	1,301.8	25.10	1,301.8	268,006.3
June 2019	285.7	23.98	285.7	261,155.2
Total	1,587.5	$24.90	1,587.5	$261,155.2
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $39.5 million of our common shares during the three months ended June 30, 2019 and $374.3 million in prior periods. At June 30, 2019, the Company had remaining authorization to repurchase $261.2 million of our common shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.60*
Amendment No. 8 to the Credit Agreement, dated as of June 28, 2019, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on June 28, 2019)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - XBRL Taxonomy Extension Schema Document

101	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - XBRL Taxonomy Extension Label Linkbase Document

101	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

†
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

AXALTA COATING SYSTEMS LTD.

Date:	July 25, 2019	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 25, 2019	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2019	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)