Form 10-Q
period 2019-09-30
Axalta Coating Systems Ltd.
filed 2019-10-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 17, 2019, there were 234,650,360 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,107.0	$1,146.0	$3,383.8	$3,530.2
Cost of goods sold	707.4	759.1	2,207.1	2,328.9
Selling, general and administrative expenses	231.5	293.4	655.2	745.8
(Gain) loss on divestiture	(0.5)	—	3.4	—
Research and development expenses	17.4	17.0	53.5	54.3
Amortization of acquired intangibles	28.2	28.7	85.1	86.9
Income from operations	123.0	47.8	379.5	314.3
Interest expense, net	40.2	39.8	122.5	118.5
Other (income) expense, net	(1.9)	5.5	(3.8)	11.4
Income before income taxes	84.7	2.5	260.8	184.4
Provision for income taxes	18.3	14.1	50.4	47.9
Net income (loss)	66.4	(11.6)	210.4	136.5
Less: Net income attributable to noncontrolling interests	0.9	1.5	3.1	4.8
Net income (loss) attributable to controlling interests	$65.5	$(13.1)	$207.3	$131.7
Basic earnings (loss) per share	$0.28	$(0.05)	$0.89	$0.55
Diluted earnings (loss) per share	$0.28	$(0.05)	$0.88	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$66.4	$(11.6)	$210.4	$136.5
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(52.8)	(17.6)	(40.4)	(86.9)
Unrealized (loss) gain on derivatives	(4.6)	3.6	(39.5)	16.2
Unrealized gain (loss) on pension plan obligations	0.5	0.6	1.0	(0.7)
Other comprehensive loss, before tax	(56.9)	(13.4)	(78.9)	(71.4)
Income tax (benefit) provision related to items of other comprehensive loss	(0.5)	0.6	(5.3)	2.3
Other comprehensive loss, net of tax	(56.4)	(14.0)	(73.6)	(73.7)
Comprehensive income (loss)	10.0	(25.6)	136.8	62.8
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.3	5.2	1.7
Comprehensive income (loss) attributable to controlling interests	$9.7	$(25.9)	$131.6	$61.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$767.2	$693.6
Restricted cash	2.9	2.8
Accounts and notes receivable, net	935.7	860.8
Inventories	597.3	613.0
Prepaid expenses and other current assets	130.0	139.4
Total current assets	2,433.1	2,309.6
Property, plant and equipment, net	1,216.7	1,298.2
Goodwill	1,183.7	1,230.8
Identifiable intangibles, net	1,236.0	1,348.0
Other assets	620.5	489.1
Total assets	$6,690.0	$6,675.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$495.3	$522.8
Current portion of borrowings	42.4	42.2
Other accrued liabilities	497.2	475.6
Total current liabilities	1,034.9	1,040.6
Long-term borrowings	3,772.3	3,821.8
Accrued pensions	248.6	261.9
Deferred income taxes	115.8	140.8
Other liabilities	178.7	100.1
Total liabilities	5,350.3	5,365.2
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 249.8 and 246.7 shares issued at September 30, 2019 and December 31, 2018, respectively	249.6	245.3
Capital in excess of par	1,463.9	1,409.5
Retained earnings	401.5	198.6
Treasury shares (at cost) of 15.2 and 11.1 shares at September 30, 2019 and December 31, 2018, respectively	(417.5)	(312.2)
Accumulated other comprehensive loss	(411.8)	(336.1)
Total Axalta shareholders’ equity	1,285.7	1,205.1
Noncontrolling interests	54.0	105.4
Total shareholders’ equity	1,339.7	1,310.5
Total liabilities and shareholders’ equity	$6,690.0	$6,675.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income (loss):
Net income	—	—	—	43.4	—	—	0.7	44.1
Net realized and unrealized loss on derivatives, net of tax benefit of $2.2 million	—	—	—	—	—	(12.4)	—	(12.4)
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	—	—	—
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	12.8	0.5	13.3
Total comprehensive income	—	—	—	43.4	—	0.4	1.2	45.0
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Recognition of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Shares issued under compensation plans	1.1	1.7	9.7	—	—	—	—	11.4
Noncontrolling interests of acquired subsidiaries	—	—	5.7	—	—	—	(32.1)	(26.4)
Common stock purchases	(2.5)	—	—	—	(65.8)	—	—	(65.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance at March 31, 2019	234.2	247.0	1,431.6	241.3	(378.0)	(335.7)	73.4	1,279.6
Comprehensive income (loss):
Net income	—	—	—	98.4	—	—	1.5	99.9
Net realized and unrealized loss on derivatives, net of tax benefit of $2.7 million	—	—	—	—	—	(17.6)	—	(17.6)
Long-term employee benefit plans, net of tax benefit of $0.4 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(3.1)	2.2	(0.9)
Total comprehensive income (loss)	—	—	—	98.4	—	(20.3)	3.7	81.8
Correction to previous cumulative effect upon adoption of ASU 2014-09	—	—	—	(3.7)	—	—	—	(3.7)
Recognition of stock-based compensation	—	—	(1.4)	—	—	—	—	(1.4)
Shares issued under compensation plans	0.7	1.2	13.3	—	—	—	—	14.5
Changes in ownership of noncontrolling interests	—	—	(1.7)	—	—	—	(22.5)	(24.2)
Common stock purchases	(1.6)	—	—	—	(39.5)	—	—	(39.5)
Balance at June 30, 2019	233.3	248.2	1,441.8	336.0	(417.5)	(356.0)	54.6	1,307.1
Comprehensive income (loss):
Net income	—	—	—	65.5	—	—	0.9	66.4
Net realized and unrealized loss on derivatives, net of tax benefit of $0.7 million	—	—	—	—	—	(3.9)	—	(3.9)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	0.3	—	0.3
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(52.2)	(0.6)	(52.8)
Total comprehensive income (loss)	—	—	—	65.5	—	(55.8)	0.3	10.0
Recognition of stock-based compensation	—	—	4.2	—	—	—	—	4.2
Shares issued under compensation plans	1.3	1.4	17.9	—	—	—	—	19.3
Changes in ownership of noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2019	234.6	$249.6	$1,463.9	$401.5	$(417.5)	$(411.8)	$54.0	$1,339.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2017	241.9	$242.4	$1,354.5	$(21.4)	$(58.4)	$(241.0)	$131.7	$1,407.8
Comprehensive income:
Net income	—	—	—	69.9	—	—	1.1	71.0
Net realized and unrealized loss on derivatives, net of tax of $1.6 million	—	—	—	—	—	6.3	—	6.3
Long-term employee benefit plans, net of tax benefit of $0.3 million	—	—	—	—	—	0.6	—	0.6
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	42.2	0.9	43.1
Total comprehensive income	—	—	—	69.9	—	49.1	2.0	121.0
Cumulative effect of an accounting change	—	—	—	12.9	—	(0.8)	0.1	12.2
Recognition of stock-based compensation	—	—	8.4	—	—	—	—	8.4
Shares issued under compensation plans	1.4	0.9	5.3	—	—	—	—	6.2
Noncontrolling interests of acquired subsidiaries	—	—	2.9	—	—	—	(29.8)	(26.9)
Common stock purchases	(0.1)	—	—	—	(3.3)	—	—	(3.3)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance at March 31, 2018	243.2	243.3	1,371.1	61.4	(61.7)	(192.7)	103.0	1,524.4
Comprehensive income (loss):
Net income	—	—	—	74.9	—	—	2.2	77.1
Net realized and unrealized loss on derivatives, net of tax of $0.4 million	—	—	—	—	—	4.3	—	4.3
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	(1.6)	—	(1.6)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(109.6)	(2.8)	(112.4)
Total comprehensive income (loss)	—	—	—	74.9	—	(106.9)	(0.6)	(32.6)
Recognition of stock-based compensation	—	—	9.7	—	—	—	—	9.7
Shares issued under compensation plans	0.7	1.2	3.7	—	—	—	—	4.9
Common stock purchases	(3.3)	—	—	—	(100.5)	—	—	(100.5)
Balance at June 30, 2018	240.6	244.5	1,384.5	136.3	(162.2)	(299.6)	102.4	1,405.9
Comprehensive income (loss):
Net (loss) income	—	—	—	(13.1)	—	—	1.5	(11.6)
Net realized and unrealized loss on derivatives, net of tax of $0.2 million	—	—	—	—	—	3.4	—	3.4
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.2	—	0.2
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(16.4)	(1.2)	(17.6)
Total comprehensive income (loss)	—	—	—	(13.1)	—	(12.8)	0.3	(25.6)
Recognition of stock-based compensation	—	—	9.4	—	—	—	—	9.4
Shares issued under compensation plans	0.7	0.6	5.5	—	—	—	—	6.1
Common stock purchases	(1.7)	—	—	—	(49.7)	—	—	(49.7)
Balance at September 30, 2018	239.6	$245.1	$1,399.4	$123.2	$(211.9)	$(312.4)	$102.7	$1,346.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$210.4	$136.5
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	267.3	274.9
Amortization of deferred financing costs and original issue discount	6.7	5.8
Debt extinguishment and refinancing related costs	0.2	8.4
Deferred income taxes	(5.6)	(1.8)
Realized and unrealized foreign exchange losses, net	1.5	16.2
Stock-based compensation	9.5	27.5
Loss on divestiture	3.4	—
Interest income on swaps designated as net investment hedges	(11.0)	(5.9)
Other non-cash, net	(3.5)	(3.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(128.9)	(119.5)
Inventories	(4.0)	(51.8)
Prepaid expenses and other assets	(95.0)	(127.9)
Accounts payable	29.9	45.4
Other accrued liabilities	—	(33.6)
Other liabilities	8.9	75.2
Cash provided by operating activities	289.8	245.5
Investing activities:
Acquisitions, net of cash acquired	(2.1)	(79.2)
Purchase of property, plant and equipment	(73.9)	(109.5)
Proceeds from sale of consolidated joint venture, net of cash divested	8.2	—
Interest proceeds on swaps designated as net investment hedges	11.0	5.9
Other investing activities, net	(2.2)	5.2
Cash used for investing activities	(59.0)	(177.6)
Financing activities:
Proceeds from long-term borrowings	—	468.9
Payments on short-term borrowings	(29.5)	(33.8)
Payments on long-term borrowings	(20.0)	(505.1)
Financing-related costs	(1.5)	(4.9)
Purchases of common stock	(105.3)	(147.8)
Proceeds from option exercises	46.0	17.2
Dividends paid to noncontrolling interests	(1.5)	(1.0)
Investments in noncontrolling interests	(31.1)	(26.9)
Deferred acquisition-related consideration	(2.1)	(6.0)
Cash used for financing activities	(145.0)	(239.4)
Increase (decrease) in cash	85.8	(171.5)
Effect of exchange rate changes on cash	(12.1)	(10.5)
Cash at beginning of period	696.4	772.9
Cash at end of period	$770.1	$590.9

Cash at end of period reconciliation:
Cash and cash equivalents	$767.2	$588.1
Restricted cash	2.9	2.8
Cash at end of period	$770.1	$590.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2019 and December 31, 2018, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for a full year.
Reclassifications
During the nine months ended September 30, 2019, the condensed consolidated statements of operations were updated to combine "Net sales" and "Other revenue" into "Net sales". The 2018 condensed consolidated statements of operations have been updated for comparability with the current year presentation.
Correction of Immaterial Errors to Prior Period Financial Statements
During the nine months ended September 30, 2019, the Company identified and corrected an error that affected the previously-issued 2018 annual and interim financial statements. Specifically, the financial statements reflected an investment in noncontrolling interest payment of $26.9 million within investing activities as opposed to its appropriate classification within financing activities. The Company determined that these corrections were immaterial to the previously-issued financial statements. However, given the significance of the error and for comparability purposes, we have revised the condensed consolidated statements of cash flows for the nine months ended September 30, 2018, and will revise annual periods in future filings. This revision has no impact on the consolidated or condensed consolidated statements of operations or balance sheets.

	Nine Months Ended September 30, 2018
	As Reported	Revised
Cash used for investing activities	$(204.5)	$(177.6)
Cash used for financing activities	$(212.5)	$(239.4)

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases", which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use (or "ROU") asset and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We elected to adopt the new standard on January 1, 2019 and use the adoption date as our date of initial application. As a result, historical financial information will not be updated, and the disclosures required under the new standard will not be provided as of and for periods before January 1, 2019. See Note 7 for further information on the implementation of the standard.

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
The Company implemented an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We have evaluated the completeness and accuracy of lease data entered into the software solution and updated our processes, policies and internal controls. Changes to our internal controls covered the identification, accounting and disclosure of leases both upon adoption and subsequent to adoption. Adoption of ASU 2016-02 at January 1, 2019 resulted in a one-time loss to retained earnings of $0.7 million on our condensed consolidated balance sheets and condensed consolidated statement of changes in shareholders’ equity related to the net difference of derecognition of existing assets and debt obligations associated with our leases historically accounted for as sale-leaseback financings, for which the ASU requires accounting for as a lease at the date of initial application.
Of the accounting standards we have adopted in 2019, the below standard did not have a material impact:

ASU		Effective Date
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019

Accounting Guidance Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods therein. The adoption of this standard is not expected to have a material impact on our financial statements.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other on the balance sheet. The contract asset balances at September 30, 2019 and December 31, 2018 were $39.1 million and $47.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At September 30, 2019 and December 31, 2018, the total carrying value of BIPs were $188.1 million and $190.8 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2019 and 2018, $17.7 million, $50.8 million, $16.8 million and $49.9 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $85.5 million and $56.0 million at September 30, 2019 and December 31, 2018, respectively, which will be repaid in future periods.
See Note 18 for disaggregated net sales by end-market.
(3)    ACQUISITIONS AND DIVESTITURES
During the nine months ended September 30, 2019, we completed the previously announced sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment. On the divestiture, we recorded a pre-tax gain of $0.5 million and a pre-tax loss of $3.4 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. The joint venture sold was previously recorded as held for sale at March 31, 2019, with the corresponding assets and liabilities recorded at the lower of carrying value and fair value less cost to sell. The $0.5 million gain during the three months ended September 30, 2019 was the result of a change to the carrying value of the net assets divested.
Other Activity
During the nine months ended September 30, 2019, we purchased additional interests in certain previously consolidated joint ventures within our industrial end-market, increasing our total ownership to 100% for total consideration of $31.1 million. These included the remaining 40% interest in a joint venture in our Asia Pacific region and the remaining 24.5% interest pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016.
At September 30, 2019, for any business combination completed after September 30, 2018, we have not finalized the related purchase accounting and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods which will be no later than one year following the closing dates.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2018 to September 30, 2019 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
Balance at December 31, 2018	$1,151.5	$79.3	$1,230.8
Purchase accounting adjustments	1.0	—	1.0
Divestiture	(5.6)	—	(5.6)
Foreign currency translation	(39.7)	(2.8)	(42.5)
Balance at September 30, 2019	$1,107.2	$76.5	$1,183.7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$533.0	$(292.9)	$240.1	10.4
Trademarks - indefinite-lived	260.3	—	260.3	Indefinite
Trademarks - definite-lived	98.0	(28.1)	69.9	15.8
Customer relationships	912.9	(255.2)	657.7	19.1
Other	15.3	(7.3)	8.0	5.0
Total	$1,819.5	$(583.5)	$1,236.0

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$545.7	$(260.7)	$285.0	10.4
Trademarks—indefinite-lived	269.0	—	269.0	Indefinite
Trademarks—definite-lived	100.6	(24.0)	76.6	15.8
Customer relationships	929.9	(222.9)	707.0	19.1
Other	15.7	(5.3)	10.4	5.1
Total	$1,860.9	$(512.9)	$1,348.0

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2019 and each of the succeeding five years is:

Remainder of 2019	$29.8
2020	111.6
2021	111.0
2022	108.8
2023	70.2
2024	65.4

(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities associated with our Axalta Way initiatives. During the three and nine months ended September 30, 2019 and 2018, we incurred restructuring costs, net of changes to estimates, of $29.2 million, $33.3 million, $81.4 million and $79.9 million, respectively. These amounts are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. The payments associated with these actions are expected to be completed within 12 to 24 months from September 30, 2019.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2018 to September 30, 2019:

2019 Activity
Balance at December 31, 2018	$102.7
Expenses, net of changes to estimates	33.3
Payments made	(34.5)
Foreign currency translation	(4.0)
Balance at September 30, 2019	$97.5

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The impacts to pre-tax earnings from incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium site, for the three and nine months ended September 30, 2019 and 2018 were $5.4 million, $18.2 million, $4.2 million and $4.2 million, respectively, which were recorded to cost of goods sold on the condensed consolidated statements of operations.
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At September 30, 2019 and December 31, 2018, we had outstanding bank guarantees of $11.6 million and $12.7 million, respectively, which expire in 2019 or thereafter. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed at September 30, 2019 and December 31, 2018.
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
We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The amounts recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable, but that a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, however, could have a material adverse impact in a particular quarterly reporting period.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Supplemental balance sheet information related to leases is summarized as follows:

		September 30, 2019
Assets	Classification
Operating lease assets, net	Other assets (1)	$96.3
Finance lease assets, net	Property, plant and equipment, net (2)	67.1
Total leased assets		$163.4
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$28.5
Finance lease liabilities	Current portion of borrowings	2.9
Noncurrent
Operating lease liabilities	Other liabilities	70.9
Finance lease liabilities	Long-term borrowings	62.1
Total lease liabilities		$164.4
(1) Operating lease assets are recorded net of accumulated amortization of $13.8 million as of September 30, 2019.
(2) Finance lease assets are recorded net of accumulated amortization of $3.4 million as of September 30, 2019.
Components of lease expense are summarized as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$1.1	$3.1
Interest on lease liabilities	0.9	2.6
Operating lease cost	9.3	27.3
Variable lease cost	0.6	2.5
Short-term lease cost	0.4	0.8
Net lease cost	$12.3	$36.3
Supplemental cash flow information related to leases is summarized as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.5
Operating cash flows from finance leases	$2.6
Financing cash flows from finance leases	$2.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17.9
Finance leases	$—

Lease term and discount rate information is summarized as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	17.0
Weighted-average discount rate
Operating leases	3.9%
Finance leases	5.2%

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Maturities of lease liabilities as of September 30, 2019 is as follows:

	Operating Leases	Finance Leases
Year
Remainder of 2019	$7.2	$0.7
2020	30.9	5.4
2021	24.0	5.5
2022	16.9	5.6
2023	12.0	5.7
Thereafter	22.6	78.4
Total lease payments	$113.6	$101.3
Less: imputed interest	14.2	36.3
Present value of lease liabilities	$99.4	$65.0

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.8	$2.2	$5.4	$6.7
Interest cost	3.2	3.2	9.8	10.0
Expected return on plan assets	(3.4)	(3.9)	(10.4)	(12.2)
Amortization of actuarial loss, net	0.5	0.3	1.4	0.9
Amortization of prior service cost, net	—	—	—	(0.1)
Net periodic benefit cost	$2.1	$1.8	$6.2	$5.3

All non-service components of net periodic benefit cost are recorded in other (income) expense, net within the accompanying condensed consolidated statements of operations.
(9)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2019 and 2018, we recognized expenses of $4.2 million, $9.5 million, $9.4 million and $27.5 million, respectively, for stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits of $0.4 million, $1.5 million, $1.8 million and $5.2 million for the three and nine months ended September 30, 2019 and 2018, respectively.
2019 Activity
During 2019, we granted non-qualified service-based stock options, restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions. A summary of award activity by type for the nine months ended September 30, 2019 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2019	7.2	$19.32
Granted	0.8	26.91
Exercised	(3.6)	12.63
Forfeited	(0.8)	28.94
Outstanding at September 30, 2019	3.6	$25.77
Vested and expected to vest at September 30, 2019	3.6	$25.77	$17.6	6.12
Exercisable at September 30, 2019	2.5	$24.84	$15.3	5.02

Cash received by the Company upon exercise of options for the nine months ended September 30, 2019 was $46.0 million. Excess tax benefits on these exercises were $11.3 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

At September 30, 2019, there is $3.9 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.5 years.

Restricted Stock Awards and Restricted Stock Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	1.6	$29.12
Granted	0.7	26.98
Vested	(0.7)	28.53
Forfeited	(0.4)	28.56
Outstanding at September 30, 2019	1.2	$28.38

Tax shortfall expenses on the vesting of restricted stock and restricted stock units during the nine months ended September 30, 2019 was $0.3 million.
At September 30, 2019, there is $16.4 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.5 years.

Performance Stock Awards and Performance Share Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2019	0.8	$31.82
Granted	0.3	29.10
Vested	—	—
Forfeited	(0.6)	30.38
Outstanding at September 30, 2019	0.5	$32.11
At September 30, 2019, there is $8.2 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.1 years. The forfeitures include performance stock awards and performance share units that did not meet the performance target required for vesting.
(10)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange losses, net	$0.7	$7.0	$5.3	$8.7
Debt extinguishment and refinancing related costs	—	—	0.2	8.4
Other miscellaneous income, net	(2.6)	(1.5)	(9.3)	(5.7)
Total	$(1.9)	$5.5	$(3.8)	$11.4

(11)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Effective Tax Rate	19.3%	26.0%

The lower effective tax rate for the nine months ended September 30, 2019 was primarily due to the favorable impact of changes in valuation allowance (net of adjustments to foreign taxes), an increase in net excess tax benefits related to stock-based compensation of $11.0 million compared with $6.5 million for the nine months ended September 30, 2019 and 2018, respectively, and the unfavorable impact associated with the financial impacts surrounding the closure of our Belgium manufacturing facility in 2018. These adjustments are partially offset by the unfavorable impact of net currency exchange losses in 2019 and a one-time favorable impact related to the reduction of the U.S. Tax Cuts and Jobs Act tax charge which lowered the effective tax rate in 2018.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of net currency exchange losses, unrecognized tax benefits, and an adjustment to foreign taxes. These adjustments were offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate, decrease in valuation allowance, and current year net excess tax benefits related to stock-based compensation.
(12)    EARNINGS (LOSS) PER COMMON SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net income (loss) to common shareholders	$65.5	$(13.1)	$207.3	$131.7
Basic weighted average shares outstanding	233.9	238.7	233.8	239.9
Diluted weighted average shares outstanding	235.5	238.7	235.8	244.2
Earnings (loss) per common share:
Basic earnings (loss) per share	$0.28	$(0.05)	$0.89	$0.55
Diluted earnings (loss) per share	$0.28	$(0.05)	$0.88	$0.54
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 were 2.4 million, 2.8 million, 8.8 million and 2.6 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	September 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$833.5	$739.9
Notes receivable	16.8	36.1
Other	85.4	84.8
Total	$935.7	$860.8

(1) Allowance for doubtful accounts was $13.8 million and $15.4 million at September 30, 2019 and December 31, 2018, respectively.
Bad debt expense of $1.1 million, $3.7 million, $0.6 million and $1.5 million was included within selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018, respectively.
(14)    INVENTORIES

	September 30, 2019	December 31, 2018
Finished products	$328.1	$334.0
Semi-finished products	107.6	108.0
Raw materials	140.6	149.9
Stores and supplies	21.0	21.1
Total	$597.3	$613.0

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(15)    PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2019	December 31, 2018
Property, plant and equipment	$2,200.4	$2,218.8
Accumulated depreciation	(983.7)	(920.6)
Property, plant, and equipment, net	$1,216.7	$1,298.2

Depreciation expense amounted to $40.2 million, $129.3 million, $45.5 million and $134.7 million for the three and nine months ended September 30, 2019 and 2018, respectively.
(16)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2019	December 31, 2018
2024 Dollar Term Loans	$2,393.5	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	365.9	383.3
2025 Euro Senior Notes	491.5	514.9
Short-term and other borrowings	107.5	103.8
Unamortized original issue discount	(11.0)	(12.6)
Unamortized deferred financing costs	(32.7)	(37.2)
Total borrowings	$3,814.7	$3,864.0
Less:
Short-term borrowings	$18.1	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,772.3	$3,821.8

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
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of September 30, 2019, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
Revolving Credit Facility
On June 28, 2019, (the "Eighth Amendment Effective Date"), Dutch B B.V. and Axalta US Holdings executed the eighth amendment to the Credit Agreement (the "Eighth Amendment") which impacted the Revolving Credit Facility by (i) extending the maturity date to the earlier of March 2, 2024, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, and (ii) reducing the applicable interest margins on any outstanding borrowings.
Under the Eighth Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Adjusted Eurocurrency Rate and 0.50% for loans based on the Base Rate with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.25:1.00 but less than or equal to 2.25:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.25:1.00. At September 30, 2019, the financial covenant is not applicable as there were no borrowings.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At September 30, 2019 and December 31, 2018, letters of credit issued under the Revolving Credit Facility totaled $37.5 million and $44.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $362.5 million and $355.2 million at September 30, 2019 and December 31, 2018, respectively.
Significant Transactions
During the nine months ended September 30, 2019, in connection with the Eighth Amendment discussed above, we recorded $1.8 million of incremental deferred financing costs directly associated with the modification of the Revolving Credit Facility.
During the nine months ended September 30, 2018, in connection with the Sixth Amendment discussed above, we recorded a loss on extinguishment and other financing-related costs of $8.4 million, of which $2.9 million related to the 2023 Euro Term Loan and $5.5 million related to the 2024 Dollar Term Loans. The loss was comprised of the write off of unamortized deferred financing costs and original issue discounts of $3.1 million and $0.7 million, respectively, and other fees directly associated with the Sixth Amendment of $4.6 million.
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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2019.

Remainder of 2019	$21.0
2020	26.6
2021	26.6
2022	54.1
2023	27.0
Thereafter	3,703.1
Total	$3,858.4

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
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at September 30, 2019 and December 31, 2018.

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate caps (1)	$—	$—	$—	$—	$—	$4.5	$—	$4.5
Cross-currency swaps (2)	—	14.6	—	14.6	—	14.1	—	14.1
Other assets:
Interest rate caps (1)	—	—	—	—	—	1.4	—	1.4
Cross-currency swaps (2)	—	18.8	—	18.8	—	—	—	—
Investments in equity securities	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	1.0	—	1.0	—	—	—	—
Interest rate swaps (1)	—	7.6	—	7.6	—	—	—	—
Other liabilities:
Interest rate caps (1)	—	1.6	—	1.6	—	—	—	—
Interest rate swaps (1)	—	27.3	—	27.3	—	2.9	—	2.9
Cross-currency swaps (2)	—	—	—	—	—	8.8	—	8.8
Long-term borrowings:
2024 Dollar Senior Notes	—	520.3	—	520.3	—	474.9	—	474.9
2024 Euro Senior Notes	—	378.1	—	378.1	—	381.1	—	381.1
2025 Euro Senior Notes	—	509.1	—	509.1	—	497.5	—	497.5
2024 Dollar Term Loans	—	2,396.5	—	2,396.5	—	2,276.1	—	2,276.1
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
The following table presents the gains (losses) included in AOCI for derivative instruments that qualify and have been designated as cash flow and net investment hedges:

	September 30, 2019	December 31, 2018
AOCI:
Interest rate caps (cash flow hedges)	$4.3	$(3.4)
Interest rate swaps (cash flow hedges)	34.9	3.0
Cross-currency swaps (net investment hedges)	(33.3)	(27.7)
Total AOCI	$5.9	$(28.1)

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2019 and 2018 for these cash flow and net investment hedges.

		For the Three Months Ended September 30,
		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$0.3	$0.1	$(1.1)	$(0.7)
Interest rate swaps	Interest expense, net	4.8	0.4	(2.5)	0.5
Cross-currency swaps	Interest expense, net	(24.2)	(3.8)	5.5	(3.2)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

		For the Nine Months Ended September 30,
		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$6.2	$(1.5)	$(11.5)	$(1.4)
Interest rate swaps	Interest expense, net	32.4	0.5	(5.0)	0.9
Cross-currency swaps	Interest expense, net	(39.1)	(11.0)	(18.4)	(5.9)

Over the next 12 months, we expect losses of $9.9 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps and interest rate swaps.
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
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which is effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense. The fair value of this interest rate cap at September 30, 2019 was zero.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other (income) expense, net	$2.3	$(3.0)	$4.1	$(7.6)

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

During the nine months ended September 30, 2019, Axalta transitioned to using Adjusted EBIT as the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales (1):
Refinish	$441.5	$441.3	$1,294.3	$1,303.9
Industrial	282.2	314.9	899.4	969.3
Total Net sales Performance Coatings	723.7	756.2	2,193.7	2,273.2
Light Vehicle	295.7	303.7	917.7	990.2
Commercial Vehicle	87.6	86.1	272.4	266.8
Total Net sales Transportation Coatings	383.3	389.8	1,190.1	1,257.0
Total Net sales	$1,107.0	$1,146.0	$3,383.8	$3,530.2
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$0.2	$0.2	$0.4	$0.3
Transportation Coatings	(0.1)	—	(0.1)	0.3
Total	$0.1	$0.2	$0.3	$0.6

			September 30, 2019	December 31, 2018
Investment in unconsolidated affiliates:
Performance Coatings			$2.3	$2.7
Transportation Coatings			12.5	12.7
Total			$14.8	$15.4

(1)	The Company has no intercompany sales between segments.

(2)
Net sales by segment for the three and nine months ended September 30, 2018 were recast to include amounts previously classified as other revenue. See Note 1 for further information on the reclassification.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBIT (1):
Performance Coatings	$124.9	$104.1	$331.1	$289.0
Transportation Coatings	37.2	25.6	111.8	108.9
Total (2)	162.1	129.7	442.9	397.9
Interest expense, net	40.2	39.8	122.5	118.5
Debt extinguishment and refinancing related costs (a)	—	—	0.2	8.4
Termination benefits and other employee related costs (b)	29.2	82.4	33.3	80.2
Consulting and advisory (c)	3.0	—	3.8	—
Offering and transactional costs (d)	0.1	0.8	0.9	0.9
(Gain) loss on divestiture (e)	(0.5)	—	3.4	—
Accelerated depreciation (f)	5.4	4.2	18.2	4.2
Indemnity (income) losses (g)	—	—	(0.2)	0.9
Change in fair value of equity investments (h)	—	—	—	0.4
Income before income taxes	$84.7	$2.5	$260.8	$184.4

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

(c)	Represents legal and advisory fees pertaining to our previously announced comprehensive review of strategic alternatives. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents the impacts recognized on the sale of our interest in a joint venture business, which is not considered indicative of our ongoing operating performance.

(f)
Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(g)	Represents indemnity (income) losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

(h)	Represents mark to market impacts of our equity investments, which we do not consider to be indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(19)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(299.4)	$(36.4)	$(0.3)	$(336.1)
Current year deferrals to AOCI	12.8	—	(11.4)	1.4
Reclassifications from AOCI to Net income (loss)	—	—	(1.0)	(1.0)
Net Change	12.8	—	(12.4)	0.4
Balance at March 31, 2019	(286.6)	(36.4)	(12.7)	(335.7)
Current year deferrals to AOCI	(5.7)	(0.1)	(17.3)	(23.1)
Reclassifications from AOCI to Net income (loss)	2.6	0.5	(0.3)	2.8
Net Change	(3.1)	0.4	(17.6)	(20.3)
Balance at June 30, 2019	(289.7)	(36.0)	$(30.3)	(356.0)
Current year deferrals to AOCI	(52.2)	—	(4.4)	(56.6)
Reclassifications from AOCI to Net income (loss)	—	0.3	0.5	0.8
Net Change	(52.2)	0.3	(3.9)	(55.8)
Balance at September 30, 2019	$(341.9)	$(35.7)	$(34.2)	$(411.8)

The income tax provisions related to the changes in pension benefits for the three and nine months ended September 30, 2019 was $0.2 million and $0.3 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2019 was $14.1 million. The income tax benefits related to the change in the unrealized loss on derivatives for the three and nine months ended September 30, 2019 was $0.7 million and $5.6 million, respectively. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2019 was $5.1 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	42.2	—	—	6.4	48.6
Reclassifications from AOCI to Net income (loss)	—	0.6	—	(0.1)	0.5
Net Change	42.2	0.6	—	6.3	49.1
Balance at March 31, 2018	(166.6)	(30.8)	—	4.7	(192.7)
Current year deferrals to AOCI	(109.6)	(1.5)	—	4.5	(106.6)
Reclassifications from AOCI to Net income (loss)	—	(0.1)	—	(0.2)	(0.3)
Net Change	(109.6)	(1.6)	—	4.3	(106.9)
Balance at June 30, 2018	(276.2)	(32.4)	—	9.0	(299.6)
Current year deferrals to AOCI	(16.4)	—	—	3.5	(12.9)
Reclassifications from AOCI to Net income (loss)	—	0.2	—	(0.1)	0.1
Net Change	(16.4)	0.2	—	3.4	(12.8)
Balance at September 30, 2018	$(292.6)	$(32.2)	$—	$12.4	$(312.4)

The income tax provisions related to the changes in pension benefits for the three and nine months ended September 30, 2018 was $0.4 million and $0.1 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2018 was $12.9 million. The income tax provisions related to the change in the unrealized loss on derivatives for the three and nine months ended September 30, 2018 was $0.2 million and $2.2 million, respectively. The cumulative income tax provision related to the adjustments for unrealized loss on derivatives at September 30, 2018 was $1.6 million.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	the outcome or timing of our previously announced comprehensive review of strategic alternatives to maximize shareholder value;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel;

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars and natural disasters that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 47 customer training centers and approximately 14,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 4.1% for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, primarily driven by a net decrease in volumes of 4.1%, inclusive of portfolio changes, which included the sale of our consolidated joint venture, which contributed to a decrease of 0.8% in volumes. Further contributing was the impacts of unfavorable currency translation which contributed to a 3.4% decrease. Partially offsetting these declines was an increase in average selling prices across both segments and all regions, resulting in an increase of 3.4%. The following trends have impacted our segment and end-market net sales performance:

•
Performance Coatings: Net sales decreased 3.5% driven primarily by a decrease in volumes across both end-markets of 4.3%, inclusive of the negative net impacts of portfolio changes of 1.2% associated with a consolidated powder joint venture in China, as well as the impacts of unfavorable foreign currency translation of 3.5%. An increase in average selling prices of 4.3%, of which both end-markets positively contributed, offset the decline of volumes during the period.

•
Transportation Coatings: Net sales decreased 5.3% driven primarily by the impacts of unfavorable foreign currency translation of 3.5%, as well as a decrease in volumes of 3.5% driven by global light vehicle production. Partially offsetting the decline in volumes was higher average selling prices of 1.7% driven by light vehicle contributions.

Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2019 and 2018, as follows:

(In millions)	Three Months Ended September 30,		2019 vs 2018	Nine Months Ended September 30,		2019 vs 2018
	2019	2018	% change	2019	2018	% change
Performance Coatings
Refinish	$441.5	$441.3	—%	$1,294.3	$1,303.9	(0.7)%
Industrial	282.2	314.9	(10.4)%	899.4	969.3	(7.2)%
Total Net sales Performance Coatings	723.7	756.2	(4.3)%	2,193.7	2,273.2	(3.5)%
Transportation Coatings
Light Vehicle	295.7	303.7	(2.6)%	917.7	990.2	(7.3)%
Commercial Vehicle	87.6	86.1	1.7%	272.4	266.8	2.1%
Total Net sales Transportation Coatings	383.3	389.8	(1.7)%	1,190.1	1,257.0	(5.3)%
Total Net sales	$1,107.0	$1,146.0	(3.4)%	$3,383.8	$3,530.2	(4.1)%
Acquisitions and Divestitures Highlights
During the nine months ended September 30, 2019, we completed the sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment. As a result of the divestiture, we recorded a pre-tax loss of $3.4 million in our condensed consolidated statements of operations for the nine months ended September 30, 2019.
During the nine months ended September 30, 2019, we purchased additional interests in certain previously consolidated joint ventures within our industrial end-market, increasing our total ownership to 100% for total consideration of $31.1 million. These included the remaining 40% interest in a joint venture in our Asia Pacific region and the remaining 24.5% interest pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016.
Capital and Liquidity Highlights
During the nine months ended September 30, 2019, we repurchased 4.1 million shares for total consideration of $105.3 million as we continue to execute against our previously approved share repurchase program.
On June 28, 2019, we amended our $400.0 million Revolving Credit Facility to extend the maturity from August 2021 to March 2024 and improve the terms. See Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Strategic Review
On June 19, 2019, we announced that our Board of Directors had initiated a comprehensive review of strategic alternatives to maximize shareholder value. There can be no assurances regarding the outcome or timing of the strategic review process.

During the quarter, we established a retention program, under which certain of the Company’s and its subsidiaries’ employees, are eligible to participate, to ensure continuity of the Company’s business through the completion of the previously-announced review of strategic alternatives. Under the retention program, each eligible employee will receive a cash award payable under the terms of the respective agreement. The maximum anticipated cost of the retention program is approximately $40.0 million to be earned over 18 to 24 months.
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
Net sales

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$1,107.0	$1,146.0	$(39.0)	(3.4)%	$3,383.8	$3,530.2	$(146.4)	(4.1)%
Volume effect				(3.4)%				(3.3)%
Impact of portfolio changes				(1.8)%				(0.8)%
Price/product mix effect				3.8%				3.4%
Exchange rate effect				(2.0)%				(3.4)%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net sales decreased due to the following:
● Lower sales volumes across both segments, which is inclusive of an increase within our commercial vehicle end-market
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, British Pound and Argentine Peso compared to the U.S. dollar
● Negative impacts as a result of portfolio changes, which included the sale of our consolidated joint venture interests within our industrial end-market in the Performance Coatings segment, as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both segments and all regions, reflecting positive contribution across both end-markets within the Performance Coatings segment and the light vehicle end-market
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net sales decreased due to the following:
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Lower sales volumes across both segments, which is inclusive of an increase within our commercial vehicle end-market
● Negative impacts as a result of portfolio changes, which included the sale of our consolidated joint venture interests within our industrial end-market in the Performance Coatings segment, as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both segments and all regions, reflecting positive contribution across both end-markets within the Performance Coatings segment and the light vehicle end-market

Cost of sales

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$707.4	$759.1	$(51.7)	(6.8)%	$2,207.1	$2,328.9	$(121.8)	(5.2)%
% of net sales	63.9%	66.2%			65.2%	66.0%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Cost of sales decreased due to the following:
● Lower sales volumes across both segments
● Favorable impacts of currency translation of 2.0%, due primarily to the weakening of the Euro, Chinese Renminbi, British Pound and Argentine Peso compared to the U.S. dollar
● Decline in stock-based compensation expense of $2.3 million due to lower overall costs
Partially offset by:
● Increased raw material costs across both segments
Cost of sales as a percentage of net sales decreased due to the following:
● Price and product mix increases to net sales more than offset higher raw material inflation, partially offset by lower sales volumes covering fixed costs
● Decline in stock-based compensation expense of $2.3 million due to lower overall costs
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Cost of sales decreased due to the following:
● Favorable impacts of currency translation of 3.3%, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Lower sales volumes across both segments
● Decline in stock-based compensation expense of $5.3 million due to lower overall costs
Partially offset by:
● Increased raw material costs across both segments
● Incremental accelerated depreciation expense of $18.2 million in the current year associated with the announced closure of our Mechelen, Belgium facility, compared to $4.2 million for the comparable period

Cost of sales as a percentage of net sales decreased due to the following:
● Price and product mix increases to net sales to more than offset still higher raw materials, partially offset by lower sales volumes covering fixed costs
● Decline in stock-based compensation expense of $5.3 million due to lower overall costs, partially offset by an increase in incremental accelerated depreciation expense of $14.0 million associated with our Mechelen, Belgium facility

Selling, general and administrative expenses

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
SG&A	$231.5	$293.4	$(61.9)	(21.1)%	$655.2	$745.8	$(90.6)	(12.1)%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Selling, general and administrative expenses decreased due to the following:
● Favorable impacts of currency translation of 1.7%, due primarily to the weakening of the Euro, Chinese Renminbi, British Pound and Argentine Peso compared to the U.S. dollar
● Decline in stock-based compensation expense of $2.9 million due to lower overall costs
● Reductions in severance costs associated with our cost savings initiatives of $52.2 million, from $81.4 million to $29.2 million for the three months ended September 30, 2018 and 2019, respectively
Partially offset by:
● Increases in advisory costs pertaining to our previously announced comprehensive review of strategic alternatives of $3.0 million for the three months ended September 30, 2019, for which there were no such costs for the comparable period

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Selling, general and administrative expenses decreased due to the following:
● Favorable impacts of currency translation of 3.2%, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Decline in stock-based compensation expense of $12.7 million due to lower overall costs
● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Reductions in severance costs associated with our cost savings initiatives of $46.6 million, from $79.9 million to $33.3 million for the nine months ended September 30, 2018 and 2019, respectively
Partially offset by:
● Increases in advisory costs pertaining to our previously announced comprehensive review of strategic alternatives of $3.8 million for the nine months ended September 30, 2019, for which there were no such costs for the comparable period

(Gain) loss on divestiture

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(Gain) loss on divestiture	$(0.5)	$—	$(0.5)	(100.0)%	$3.4	$—	$3.4	100.0%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

(Gain) loss on divestiture increased due to the following:
● During the three months ended September 30, 2019, we recorded a gain of $0.5 million associated with a change in estimate associated with the net assets that were divested during the three months ended June 30, 2019 and is discussed above in "Business Highlights - Acquisitions and Divestitures Highlights"

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

(Gain) loss on divestiture increased due to the following:
● During the nine months ended September 30, 2019, we recorded a net loss on the sale of our interest in a consolidated joint venture as discussed above in "Business Highlights - Acquisitions and Divestitures Highlights"

Research and development expenses

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development expenses	$17.4	$17.0	$0.4	2.4%	$53.5	$54.3	$(0.8)	(1.5)%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Research and development expenses increased due to the following:
● Overall increased spend associated with developing new and existing coatings products, partially offset by the favorable impacts of currency exchange from the weakening Euro and Chinese Renminbi compared to the U.S. Dollar of 0.8%

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Research and development expenses decreased due to the following:
● Favorable impacts of currency translation, which reduced expenses by 1.2% due primarily to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Amortization of acquired intangibles

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Amortization of acquired intangibles	$28.2	$28.7	$(0.5)	(1.7)%	$85.1	$86.9	$(1.8)	(2.1)%

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency of 0.9%, primarily related to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency of 1.4%, primarily related to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Interest expense, net

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense, net	$40.2	$39.8	$0.4	1.0%	$122.5	$118.5	$4.0	3.4%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Interest expense, net increased primarily due to the following:
● Increases associated with imputed interest on higher average lease liability balances resulting from the new accounting standard adopted on January 1, 2019, which were lower under the historical standard

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Interest expense, net increased primarily due to the following:
● Increases associated with imputed interest on higher average lease liability balances resulting from the new accounting standard adopted on January 1, 2019, which were lower under the historical standard

Other (income) expense, net

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other (income) expense, net	$(1.9)	$5.5	$(7.4)	(134.5)%	$(3.8)	$11.4	$(15.2)	(133.3)%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Other (income) expense, net change was primarily due to the following:
● Reduction in foreign exchange losses, net from $7.0 million during the three months ended September 30, 2018 to $0.7 million during the three months ended September 30, 2019
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Other (income) expense, net increased due to the following:
● Reduction in debt extinguishment and refinancing related costs of $8.2 million from $8.4 million to $0.2 million during the nine months ended September 30, 2018 and 2019, respectively
● Reduction in foreign exchange losses, net from $8.7 million during the nine months ended September 30, 2018 to $5.3 million during the nine months ended September 30, 2019
Provision for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$84.7	$2.5	$260.8	$184.4
Provision for income taxes	18.3	14.1	50.4	47.9
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	21.6%	564.0%	19.3%	26.0%
Effective tax rate vs. statutory U.S. Federal income tax rate	0.6%	543.0%	(1.7)%	5.0%

	(Favorable) Unfavorable Impact
	Three Months Ended September 30,		Nine Months Ended September 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2019	2018	2019	2018
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(18.4)	$5.4	$(32.3)	$(16.0)
Changes in valuation allowance	5.6	3.6	(13.6)	16.3
Foreign exchange gain (loss), net	11.6	(9.9)	15.4	(10.2)
Stock-based compensation excess tax benefits, net	(4.2)	(2.4)	(11.0)	(6.5)
Non-deductible expenses and interest	1.1	2.9	3.3	8.0
Increase in unrecognized tax benefits	2.0	8.8	9.2	16.0
Foreign taxes (2)	0.3	1.9	18.7	4.7
U.S. tax reform (3)	—	—	—	(12.4)
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

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. During the three and nine months ended September 30, 2019, the primary measure of performance used to review the operating segments was transitioned to Adjusted EBIT from Adjusted EBITDA. See Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$723.7	$756.2	$(32.5)	(4.3)%	$2,193.7	$2,273.2	$(79.5)	(3.5)%
Volume effect				(4.3)%				(3.1)%
Impact of portfolio changes				(2.7)%				(1.2)%
Price/product mix effect				5.0%				4.3%
Exchange rate effect				(2.3)%				(3.5)%

Adjusted EBIT	$124.9	$104.1	$20.8	20.0%	$331.1	$289.0	$42.1	14.6%
Adjusted EBIT Margin	17.3%	13.8%			15.1%	12.7%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net sales decreased due to the following:
● Lower organic volumes across both end-markets
● Negative impacts as a result of the sale of a consolidated joint venture interests within our industrial end-market as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Argentine Peso and British Pound compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets within all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower organic volumes across both end-markets
● Higher raw materials costs across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, British Pound and Argentine Peso compared to the U.S. dollar
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net sales decreased due to the following:
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Argentine Peso and British Pound compared to the U.S. dollar
● Lower organic volumes across both end-markets
● Negative impacts as a result of the sale of a consolidated joint venture interests within our industrial end-market as noted in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets within all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower organic volumes across both end-markets
● Higher raw materials costs across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, British Pound and Argentine Peso compared to the U.S. dollar
Transportation Coatings Segment

	Three Months Ended September 30,		2019 vs 2018		Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$383.3	$389.8	$(6.5)	(1.7)%	$1,190.1	$1,257.0	$(66.9)	(5.3)%
Volume effect				(1.5)%				(3.5)%
Price/product mix effect				1.5%				1.7%
Exchange rate effect				(1.7)%				(3.5)%

Adjusted EBIT	$37.2	$25.6	$11.6	45.3%	$111.8	$108.9	$2.9	2.7%
Adjusted EBIT Margin	9.7%	6.6%			9.4%	8.7%
Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net sales decreased due to the following:
● Lower organic volumes within our light vehicle end-market and across all regions, excluding our EMEA region, partially offset by an increase in volumes within our commercial vehicle end-market
● Unfavorable currency translation primarily related to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across all regions within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market

Adjusted EBIT increased due to the following:
● Higher average selling prices within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower sales volumes within our light vehicle end-market, partially offset by an increase in volumes within our commercial vehicle end-market
● Higher raw materials costs within our light vehicle end-market
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net sales decreased due to the following:
● Lower organic volumes within our light vehicle end-market and across all regions, excluding our Latin America region, partially offset by an increase in volumes within our commercial vehicle end-market

● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across all regions and within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market

Adjusted EBIT increased due to the following:
● Higher average selling prices within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower sales volumes within our light vehicle end-market, partially offset by an increase in volumes within our commercial vehicle end-market
● Higher raw materials costs across both end-markets
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Revolving Credit Facility.
At September 30, 2019, availability under the Revolving Credit Facility was $362.5 million, net of $37.5 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At September 30, 2019, we had $15.0 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $6.1 million.
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
Cash Flows
Nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by (used for):
Operating activities:
Net income	$210.4	$136.5
Depreciation and amortization	267.3	274.9
Amortization of deferred financing costs and original issue discount	6.7	5.8
Debt extinguishment and refinancing related costs	0.2	8.4
Deferred income taxes	(5.6)	(1.8)
Realized and unrealized foreign exchange losses, net	1.5	16.2
Stock-based compensation	9.5	27.5
Loss on divestiture	3.4	—
Interest income on swaps designated as net investment hedges	(11.0)	(5.9)
Other non-cash, net	(3.5)	(3.9)
Net income adjusted for non-cash items	478.9	457.7
Changes in operating assets and liabilities	(189.1)	(212.2)
Operating activities	289.8	245.5
Investing activities	(59.0)	(177.6)
Financing activities	(145.0)	(239.4)
Effect of exchange rate changes on cash	(12.1)	(10.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$73.7	$(182.0)

Nine months ended September 30, 2019
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $289.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $478.9 million. This was partially offset by net uses of working capital of $189.1 million. The most significant drivers of the uses of working capital were increases in accounts receivable of $128.9 million and prepaid expenses and other assets of $95.0 million, due to the seasonal increase in net sales, timing of collections and upfront customer incentive payments during the nine months ended September 30, 2019. Partially offsetting these outflows were increases in accounts payable of $29.9 million and other liabilities of $8.9 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2019 was $59.0 million. The primary uses were for purchases of property, plant and equipment of $73.9 million, and business acquisitions of $2.1 million, partially offset by interest proceeds on swaps designated as net investment hedges of $11.0 million and net proceeds from the sale of our noncontrolling interest subsidiary of $8.2 million as discussed in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2019 was $145.0 million. This change was driven by purchases of common stock totaling $105.3 million, payments of $49.5 million on short-term and long-term borrowings, investments in noncontrolling interests of $31.1 million and dividends to noncontrolling interests of $1.5 million. These payments were partially offset by cash received from stock option exercises of $46.0 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2019 were unfavorable by $12.1 million, which was driven primarily by weakening of the Euro compared to the U.S. Dollar.
Nine months ended September 30, 2018
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information related to the revisions of net cash used for investing and financing activities for the nine months ended September 30, 2018.
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 was $245.5 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $457.7 million. This was partially offset by net uses of working capital of $212.2 million. The most significant drivers of the uses of working capital were accounts receivables of $119.5 million and prepaid expenses and other of $127.9 million, due to the seasonal increase in net sales and upfront customer incentive payments during the nine months ended September 30, 2018. Other drivers of the working capital uses were other accrued liabilities of $33.6 million related to payments of normal operating activities, including interest payments on our long-term indebtedness and timing of accruals for involuntary termination benefits associated with our productivity initiatives and annual employee performance related benefits.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2018 was $177.6 million. This use was primarily comprised of acquisitions of $79.2 million and purchases of property, plant and equipment of $109.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2018 was $239.4 million. This change was driven by payments of $538.9 million to pay down short-term and long-term borrowings that includes pay down of the Euro Term Loans, purchases of common stock totaling $147.8 million, an investment in a noncontrolling interest of $26.9 million as well as payments of $11.9 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions, and dividends to noncontrolling interests. These payments were offset by net proceeds of $468.9 million relating to the refinancing of our Dollar Term Loans and cash received from stock option exercises of $17.2 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2018 were unfavorable by $10.5 million, which was driven primarily from weakening of the Euro, Chinese Renminbi and certain currencies within Latin America compared to the U.S. Dollar.

Financial Condition
We had cash and cash equivalents at September 30, 2019 and December 31, 2018 of $767.2 million and $693.6 million, respectively. Of these balances, $446.2 million and $417.1 million were maintained in non-U.S. jurisdictions as of September 30, 2019 and December 31, 2018, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	September 30, 2019	December 31, 2018
2024 Dollar Term Loans	$2,393.5	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	365.9	383.3
2025 Euro Senior Notes	491.5	514.9
Short-term and other borrowings	107.5	103.8
Unamortized original issue discount	(11.0)	(12.6)
Unamortized deferred financing costs	(32.7)	(37.2)
Total borrowings	$3,814.7	$3,864.0
Less:
Short-term borrowings	$18.1	$17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,772.3	$3,821.8
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $362.5 million and $355.2 million at September 30, 2019 and December 31, 2018, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.
Changes in internal control over financial reporting
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended September 30, 2019:

(in thousands, except per share data)
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program [1]
July 2019	—	$—	—	$261,155.2
August 2019	—	—	—	261,155.2
September 2019	—	—	—	261,155.2
Total	—	$—	—	$261,155.2
1 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. There were no repurchases of our common shares made during the three months ended September 30, 2019 and $413.8 million in prior periods. At September 30, 2019, the Company had remaining authorization to repurchase $261.2 million of our common shares. There is no expiration date on the share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.61*	Form of Retention Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

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

AXALTA COATING SYSTEMS LTD.

Date:	October 25, 2019	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 25, 2019	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2019	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)