Form 10-K
period 2019-12-31
Axalta Coating Systems Ltd.
filed 2020-02-19
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,928.7 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 12, 2020, there were 235,058,521 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2020 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2019.

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
Our diverse global footprint of 48 manufacturing facilities, 4 technology centers, 54 customer training centers and approximately 14,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally. We operate our business in two operating segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below.
The table above reflects numbers for the year ended December 31, 2019. Adjusted EBIT Margin is calculated as Adjusted EBIT divided by Net sales. See the discussion and reconciliation of Adjusted EBIT to the closest U.S. GAAP numbers in Item 7 and Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net sales for our four end-markets and four regions for the year ended December 31, 2019 are highlighted below:
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
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP, new residential and commercial construction, automotive production, and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity, and color aesthetics. These global trends are affected by regional and industry specific trends. Customers select industrial coatings based on protection, durability and appearance.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive refinish industry to repair damaged vehicles. Our refinish products and systems include a range of coatings layers required to match the vehicle’s color and appearance, producing a repair surface indistinguishable from the adjacent surface.
We provide systems that enable body shops to match more than 200,000 color variations, using a database with more than four million formulations, in the global market. Our color technology is manifested in the pigment and dispersion technology that are utilized in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up most of our products in a body shop. We have a large color library and several well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, and our newest mainstream product, Syrox™, as well as other regional and local brands.
Our color matching and retrieval systems allow customers to quickly match any color, preventing body shop technicians from having to repeat the color matching process, saving time and materials. The color matching process begins with a technician scanning a damaged vehicle with one of our advanced color matching tools, such as our Acquire Plus EFX™ hand-held spectrophotometer. The Acquire Plus EFX reads the vehicle color, evaluating both the unique flake and color characteristics of the specific vehicle. These characteristics may vary significantly, even for vehicles of the same make, model and original color, due to a variety of factors, including a vehicle’s age, plant at which it was assembled, weather conditions and operating history. The Acquire Plus EFX electronically connects with our ColorNet® database and generates for the body shop technician the precise mix of tints and colors needed to recreate that specific color for the part being repaired. In addition to the Acquire Plus EFX, we offer customers several other color matching tools, including our VINdicator® database, which identifies vehicle color based on its vehicle identification number, and traditional color matching fan decks.

We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive components, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, aluminum extrusions, rebar and oil & gas pipelines. Through an acquisition completed in 2017, we have also become a leading manufacturer and supplier of wood coatings sold into the building product, cabinet, flooring and furniture end-markets in North America. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as primers, basecoats, and clearcoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our major industrial brands include Voltatex®, AquaEC™, Durapon®, Hydropon™, UNRIVALED™, Tufcote™, and Ceranamel® for liquid coatings and Alesta®, Nap-Gard®, Abcite® and Plascoat® for powder.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. Most of our products are supplied by our network of approximately 4,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have 54 customer training centers established globally, which helps to deepen our customer relationships.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. Our top ten customers accounted for approximately 20% of our Performance Coatings net sales during the year ended December 31, 2019.
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

Performance Coatings Competition
Our primary competitors in the refinish end-market include PPG, BASF and AkzoNobel, but we also compete against regional players in local markets. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as AkzoNobel, PPG and Sherwin-Williams as well as a large number of local and regional players in local markets. We are one of the few performance coatings companies that can provide the customer service, technology, color design capability and product performance necessary to deliver exceptional value to our customers.
Transportation Coatings
Through our Transportation Coatings segment, we provide advanced coatings technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with productive, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.
Transportation Coatings End-Markets
Light Vehicle
Demand for light vehicle products is driven by the production of light vehicles in a particular region. Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. These customers also look for suppliers that can enhance process efficiency to improve productivity and provide superior technical service support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and are able to deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, people expertise, innovative technology platforms, and customer focus, position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with an ever-increasing number of substrates, increasingly complex colors and environmentally responsible coatings while continuing to simplify and reduce steps in the coating application process.
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
Transportation Coatings Products and Brands
We develop and supply a complete coatings product line for light vehicle OEMs. Products are designed to enhance the styling and appearance of a vehicle’s exterior while providing protection from the elements, extending the life of the vehicle. Widely recognized in the industry for our advanced and patented technologies, our products not only increase productivity and profitability for OEMs but also produce attractive and durable finishes. Our light vehicle coatings portfolio is one of the broadest in the industry.
The coatings operation is a critical component of the vehicle assembly process, requiring a high degree of precision, speed and productivity. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., "high bake"). Our key products consist of the four main coatings layers: electrocoat (AquaEC™), primer (HyperDur™), basecoat (ChromaDyne™) and clearcoat (Lumeera™).
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
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications including HDT, bus, and rail. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 75,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
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
We sell and ship products directly to light vehicle OEMs in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 11 countries, our manufacturing facilities provide a local presence that enables us to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. Our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.
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

Transportation Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 65% of our Transportation Coatings net sales during the year ended December 31, 2019.
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
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. On average, our total raw material spend represents between 45% and 55% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 32% of our 2019 spending on raw materials.
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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are among the most demanding in the coatings industry with high levels of product performance that continuously evolves, with increasing expectations for productivity on customer lines and with environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, including research and development as well as technical support and manufacturing. In total, as of December 31, 2019, we have approximately 1,400 people dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by approximately 30 regional laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania which opened in 2018 for global research, product development and technology initiatives.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2019, we had a portfolio of approximately 750 issued patents and more than 400 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2019, 182 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a significant number of trademarks and trademark registrations in the United States and in other countries, as described below.

We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, AudurraTM, Centari®, Ceranamel®, ChallengerTM, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, DuxoneTM, Harmonized Coating Technologies®, Hydropon®, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, Vermeera® and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we consider that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
At December 31, 2019, we were party to 11 joint ventures, of which four were focused on the refinish end-market, three were focused on the light vehicle end-market, three were focused on the industrial end-market and one was focused on the commercial vehicle end-market. At December 31, 2019, we were the majority shareholder, and/or exercise control in our eight consolidated joint ventures. Our fully consolidated joint venture-related net sales were $254.7 million, $315.6 million and $296.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations."
EMPLOYEES
As of December 31, 2019, we had approximately 14,000 people located throughout the world consisting of sales, technical, manufacturing operations, supply chain, administrative and customer service personnel.
As of December 31, 2019, approximately 42% of our people globally were covered by organized labor agreements, including works councils, with fewer than 10 people in the United States covered by organized labor agreements. We consider our employee relations to be good overall.
ENVIRONMENTAL, HEALTH AND SAFETY
We are committed to environmental stewardship and to health, safety and sustainability excellence in our global operations. As such, we operate in compliance with applicable laws and regulations governing the protection of the environment and health and safety of our employees and neighboring communities.
Safety is integrated into the way we do business. Our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents. In 2019, Axalta’s injury and illness performance resulted in a 0.27 OSHA Recordable Incident Rate, compared to the 1.9 OSHA Recordable Incident Rate for the Paint and Coating Manufacturing Industry (according to the US Bureau of Labor Statistics 2018 data).
Our Environment, Health, Safety (EHS) and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017, we established a Board-level committee responsible for our EHS and Sustainability policies, performance, strategy and compliance matters. We operate our manufacturing facilities using a common set of internal standards. These standards support a consistent approach to EHS and Sustainability performance improvement. We strive to assure that all our manufacturing and distribution facilities are operated in compliance in all known material respects to applicable environmental requirements.
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
During 2016, Axalta achieved and continues to maintain a global, multi-site certification for RC14001. This certification incorporates the elements of the American Chemistry Council’s Responsible Care Program including product safety and compliance, process safety and security, which builds upon the ISO 14001 certification specifically related to our environmental stewardship program.

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

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high performance coatings systems, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer materially and adversely. While the factors listed here are considered to be the more significant factors, they should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors, including those in other documents we file from time to time with the Securities and Exchange Commission, may present significant additional obstacles which may materially and adversely affect our businesses and our results of operations.
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
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business, including productivity enhancements and cost reduction. For example, we are undertaking certain operational improvement initiatives with respect to realigning our manufacturing facilities in multiple regions. In 2018, we announced the closing of our Mechelen, Belgium manufacturing facility as part of our restructuring initiative. Axalta commenced the closure in the third quarter of 2018 and anticipates completion of the closure activities during the first half of 2020. We are also growing our sales force in emerging markets and end-markets where we are underrepresented. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. A variety of risks could cause us not to realize some or all of the expected benefits, including growth and cost savings. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
Increased competition may adversely affect our business, financial condition and results of operations.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacturing, distribution and sale of our coatings and related products. Some of our competitors are larger than us and have greater financial resources than we do, particularly in light of the significant consolidation our industry has experienced. Other competitors are smaller and may be able to offer more specialized products. We believe that technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service, local presence and price are the key competitive factors for our business. Competition in any of these areas may reduce our net sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
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
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 6% of our 2019 net sales and our largest distributor accounted for approximately 4% of our 2019 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business seeks different sales terms or chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely on our distributor network and third-party delivery services for the distribution and export of certain of our products. A significant disruption in these services or significant increases in prices for those services may disrupt our ability to export material or increase our costs.
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption our products may not be delivered in a timely fashion. In addition, if our distributors or third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition and results of operations could be adversely affected.

We take on credit risk exposure from our customers in the ordinary course of our business.
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us such incentives. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we may incur a financial loss. In addition, in the ordinary course of our business, we guarantee certain of our customers’ obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition and results of operations. Our level of credit risk exposure from our customers has remained stable in recent years.
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
We rely on information technology systems to conduct business. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attackers. In addition, by utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition or results of operations. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other countermeasures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have occurred against our systems from time to time, with no material adverse impacts to date. We expect these attacks to continue and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers.
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
We conduct our business on a global basis, with approximately 63% of our 2019 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, the U.S. government has taken actions or made proposals that are intended to address trade imbalances, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements. In addition, it is not known how the withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect our business. As another example, new legislation known as the Worldwide Harmonized Light Vehicle Testing Procedure ("WLTP"), which requires all vehicles sold in Europe to comply with new fuel economy testing and carbon emissions standards, has and may continue to impact light vehicle production in Europe, which could result in reduced net sales and profitability. Our international operations also present risks associated with terrorism, political hostilities, war and other civil disturbances, the occurrence of which could lead to reduced net sales and profitability. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets.

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
Terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises, among other events beyond our control, may materially adversely affect our business, financial condition and results of operations.
As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, the national and international responses to such events or perceived threats or potential conflicts relating to or arising out of such events may create economic and political uncertainties and challenges for us, our customers, suppliers and logistic partners that could have a materially adverse effect our business, financial and results of operations. A loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, geopolitical risk, terrorist activity, pandemic or other public health crises, natural disaster or otherwise, whether short- or long-term, and any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our business, financial condition and results of operations.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union ("EU") in a national referendum (commonly referred to as "Brexit"). The United Kingdom formally left the EU on January 31, 2020, and is now in a transition period through December 31, 2020. We have substantial R&D and manufacturing operations in Europe and a significant portion of our business involves cross border transactions throughout the region. Although the United Kingdom will remain in the EU single market and customs union during the transition period, the long-term nature of the United Kingdom's relationship with the EU is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make with the EU and others. The full consequences for the economies of the EU members and of the United Kingdom exiting the European Union are unknown and unpredictable. Depending on the final terms of agreements that the United Kingdom may make with the EU or others, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the Euro. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. In addition, these developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in the global financial markets as well as business conditions in Europe and beyond. This volatility may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.
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

Evolving environmental, safety or other regulations and laws could have a material adverse effect on our business and consolidated financial condition.
Our manufacturing activities and products, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Environmental Protection Agency, as well as other authorities both inside and outside of the United States. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors, including the age and location of operating facilities and production processes used in such facilities. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we may be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation or curtail or cease operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. We could be liable for loss or misuse of our customers’ personal information and/or our employee’s personally-identifiable information if we fail to prevent or mitigate such misuse or loss. Although we have developed systems and processes that are designed to protect customer and employee information and prevent misuse of such information and other security breaches, failure to prevent or mitigate such misuse or breaches may affect our reputation and operating results negatively and may require significant management time and attention.

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
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed and competition for senior management in our industry is intense. Our ability to meet our performance goals depends upon the personal efforts and abilities of the principal members of our senior management who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We cannot assure you that we will retain or successfully recruit senior management, particularly in light of the ongoing strategic review.

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
We have defined benefit pension plans in which many of our current and former employees outside the United States participate or have participated. Many of these plans are underfunded or unfunded and the liabilities in relation to these plans will need to be satisfied as they mature from our operating reserves. In jurisdictions where the defined benefit pension plans are intended to be funded with assets in a trust or other funding vehicle, the liabilities exceed the corresponding assets in many of the plans. Various factors, such as changes in actuarial estimates and assumptions (including as to life expectancy, discount rates and rate of return on assets) as well as changes in asset allocations and actual return on assets, can increase the expenses and liabilities of the defined benefit pension plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and as a result we may be required to increase the cash payments we make in relation to these defined benefit pension plans.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2019, approximately 0.01% of our U.S. workforce was unionized and approximately 56% of our workforce outside the United States was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.
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
We may continue to seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty’s previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits, including synergies and cost savings, we anticipate when we first enter into a transaction in the amount or on the timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition and results of operations. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.

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
Although the Acquisition closed on February 1, 2013, DuPont still has performance obligations to us, including fulfilling certain indemnification requirements. We could incur material additional costs if DuPont fails to meet its obligations or if we otherwise are unable to recover costs associated with such liabilities.
We may be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax and other non-tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules. Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates. The Organization of Economic Cooperation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company's income tax expense.
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
As of December 31, 2019, we had approximately $3.8 billion of indebtedness on a consolidated basis. As of December 31, 2019, we were in compliance with all of the covenants under our outstanding debt instruments.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;

•	expose us to the risk of increased interest rates as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;

•	limit our ability to repurchase our common shares or pay dividends;

•	hinder our ability to adjust rapidly to changing market conditions;

•	limit our ability to secure adequate bank financing in the future with reasonable terms and conditions or at all; and

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.
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
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the credit agreement governing our Senior Secured Credit Facilities or the indentures governing the Senior Notes to avoid being in default. If we breach our covenants under our Senior Secured Credit Facilities or Senior Notes or we are in default thereunder and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit agreement governing our Senior Secured Credit Facilities and our New Senior Notes, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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
A substantial portion of our indebtedness bears interest at variable rates, including LIBOR, which is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of debt cannot yet be determined. These consequences cannot be reliably predicted and any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the value of any LIBOR-linked instruments and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations
Risks Related to Ownership of our Common Shares
Axalta Coating Systems Ltd. is a holding company with no operations of its own. Because our operations are conducted almost entirely through our subsidiaries and joint ventures, we are largely dependent on our receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund all of our operations and expenses, including to make future dividend payments, if any.
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
We do not expect to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
At this time, we do not expect to declare and pay dividends on our common shares for the foreseeable future. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing the New Senior Notes also limit our ability to pay dividends. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.

Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 12, 2020, we had 1,000,000,000 common shares authorized and 235,058,521 common shares outstanding.
We cannot predict the size of future issuances or sales of our common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares. Sales of substantial amounts of our common shares (including sales that may occur pursuant to the registration rights of an affiliate of Berkshire Hathaway Inc., sales by members of management and shares that may be issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 48 manufacturing facilities (including six manufacturing sites operated by our joint ventures), four major technology centers and 54 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2019.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
	Cornwall	Performance
United States of America	Fridley, MN	Performance
	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	High Point, NC	Performance
	Hilliard, OH	Performance; Transportation
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI	Performance; Transportation
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA	Performance

Latin America
Argentina	Buenos Aires	Performance; Transportation
Brazil	Guarulhos	Performance; Transportation
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
Belgium	Mechelen	Performance; Transportation
France	Montbrison	Performance
Germany	Landshut	Performance
	Wuppertal	Performance; Transportation
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
	Çerkezköy	Performance
United Kingdom	Tewkesbury	Performance
	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	West Bromwich	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
	Qingpu	Performance

Type of Facility/Country	Location	Segment
India	Savli	Performance; Transportation
Malaysia	Kuala Lumpur	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Transportation

Joint Venture Manufacturing Facilities
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Philadelphia, PA	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	14
	Latin America	3
	EMEA	18
	Asia Pacific	19
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
As of February 12, 2020, there were 9 registered holders of record of Axalta’s common stock as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.
Stock Performance
The line graph illustrated below compares the cumulative total shareholder value return of our common shares since our initial public offering with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 500 Chemicals Index ("S&P 500 Chemicals"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2014, the date on which our common shares began trading on the NYSE.

$160
$150
$140
$130
$120
$110
$100
$90
$80
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data and other information of Axalta and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements not included in this Form 10-K.
During the year ended December 31, 2019, the presentation of the consolidated statements of operations was updated, with prior periods updated for comparability with the current year presentation. For further information, refer to Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales	$4,482.2	$4,696.0	$4,377.0	$4,092.7	$4,110.0
Cost of goods sold	2,917.9	3,106.3	2,780.5	2,528.8	2,603.5
Selling, general and administrative expenses	822.1	876.4	934.7	881.5	844.4
Other operating charges	70.7	82.7	131.6	136.2	64.4
Research and development expenses	70.2	73.1	65.3	57.7	51.6
Amortization of acquired intangibles	113.1	115.4	101.2	83.4	80.7
Income from operations	488.2	442.1	363.7	405.1	465.4
Interest expense, net	162.6	159.6	147.0	178.2	196.5
Other (income) expense, net	(4.4)	15.0	27.1	144.2	111.0
Income before taxes	330.0	267.5	189.6	82.7	157.9
Provision for income taxes	77.4	54.2	141.9	38.1	62.1
Net income	252.6	213.3	47.7	44.6	95.8
Less: Net income attributable to noncontrolling interests	3.6	6.2	11.0	5.8	4.2
Net income attributable to controlling interests	$249.0	$207.1	$36.7	$38.8	$91.6
Per share data:
Net income per share:
Basic net income per share	$1.06	$0.87	$0.15	$0.16	$0.39
Diluted net income per share	$1.06	$0.85	$0.15	$0.16	$0.38
Basic weighted average shares outstanding	233.9	239.0	240.4	238.1	233.8
Diluted weighted average shares outstanding	235.8	242.9	246.1	244.4	239.7

Other Financial Data:
Cash flows from:
Operating activities	$573.1	$496.1	$540.0	$559.3	$409.8
Investing activities (1)	(93.9)	(189.2)	(689.6)	(257.0)	(166.2)
Financing activities (1)	(158.4)	(368.2)	367.3	(232.6)	(84.7)
Depreciation and amortization	353.0	369.1	347.5	322.1	307.7
Purchases of property, plant and equipment	(112.5)	(143.4)	(125.0)	(136.2)	(138.1)

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance sheet data:
Cash and cash equivalents	$1,017.5	$693.6	$769.8	$535.4	$485.0
Working capital (2)	1,500.5	1,269.0	1,233.4	977.9	955.2
Total assets	6,818.0	6,675.7	6,832.2	5,866.2	5,839.8
Indebtedness	3,834.1	3,864.0	3,915.6	3,263.9	3,441.5
Total liabilities	5,408.4	5,365.2	5,424.4	4,619.6	4,706.5
Total shareholders’ equity	1,409.6	1,310.5	1,407.8	1,246.6	1,133.3
Cash dividends declared per common share	—	—	—	—	—

(1)
During the year ended December 31, 2019, the statement of cash flows for the year ended 2018 were updated to correct an immaterial error. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
We have applied the FAST Act Modernization and Simplification of Regulation S-K, which allows for the discussion of the two most recent fiscal years. This discussion and analysis reflects comparisons of material changes in the consolidated financial statements for 2019 and 2018 for all matters excluding selling, general and administrative expenses, other operating charges and EBIT. Selling, general and administrative expenses and other operating charges also includes comparison for 2018 and 2017 as these items have not previously been disclosed with the current presentation. EBIT discussions also includes comparison for 2018 and 2017 as this has not previously been disclosed due to the change in our primary performance metric. For the comparison of 2018 and 2017 for all other operating results, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2019.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Non-GAAP Financial Measures" and "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions and, particularly, in conditions in the automotive and transportation industries;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	the outcome or timing of our previously announced comprehensive review of strategic alternatives to maximize shareholder value;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel;

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 48 manufacturing facilities, four technology centers, 54 customer training centers and approximately 14,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.

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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 4.6% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by a net decrease in volumes of 4.8%, which included the impacts of the sale of our consolidated joint venture net of acquisitions, which contributed to a decrease of 1.1% in volumes, as well as the impacts of unfavorable foreign currency translation of 3.0%. Partially offsetting the decline in volumes during the period was an increase in higher average selling prices and product mix of 3.2%. The following trends have impacted our segment and end-market sales performance:

•
Performance Coatings: Net sales decreased 3.6% compared to 2018 driven primarily by a decrease in volumes across both end-markets of 4.7%, inclusive of the negative impacts of portfolio changes of 1.7% associated with the sale of our consolidated joint venture in China, as well as the impacts of unfavorable foreign currency translation of 2.9%. Partially offsetting the decline in volumes during the period was an increase in average selling prices and product mix of 4.0%, of which both end-markets positively contributed.

•
Transportation Coatings: Net sales decreased by 6.3% compared to 2018 driven primarily by a decrease in volumes of 4.9% as a result of declines in global light vehicle production as well as the impacts of unfavorable foreign currency translation of 3.0%. Partially offsetting the decline in volumes during the period was an increase in average selling prices and product mix of 1.6% as a result of light vehicle end-market contributions.

Our business serves four end-markets globally as follows:

(In millions)	Year Ended December 31,		2019 vs 2018
	2019	2018	% change
Performance Coatings
Refinish	$1,760.4	$1,759.6	—%
Industrial	1,163.0	1,273.5	(8.7)%
Total Net sales Performance Coatings	2,923.4	3,033.1	(3.6)%
Transportation Coatings
Light Vehicle	1,208.4	1,307.2	(7.6)%
Commercial Vehicle	350.4	355.7	(1.5)%
Total Net sales Transportation Coatings	1,558.8	1,662.9	(6.3)%
Total Net sales	$4,482.2	$4,696.0	(4.6)%
Acquisitions and Divestiture Highlights
During the year ended December 31, 2019, we completed the sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment. As a result of the divestiture, we recorded a pre-tax loss of $3.4 million in our consolidated statements of operations for the year ended December 31, 2019.
During the year ended December 31, 2019, we purchased additional interests in certain previously consolidated joint ventures within our Industrial end-market, increasing our total ownership to 100% for total consideration of $31.1 million. These included the remaining 40% interest in a joint venture in our Asia Pacific region and the remaining 24.5% interest pursuant to the stock purchase agreement for a joint venture acquired during the year ended December 31, 2016.
During the year ended December 31, 2019, we recognized impairments of $17.7 million primarily related to the abandonment of engineering work for aspects of our China footprint project which has been adjusted due to evolving market conditions.

Capital and Liquidity Highlights
During the year ended December 31, 2019, we repurchased 4.1 million shares for total consideration of $105.3 million as we continue to execute against our previously approved share repurchase program.
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
During the year, we established a retention program, under which certain of the Company’s and its subsidiaries’ employees, are eligible to participate, to help ensure continuity of the Company’s business. Under the retention program, each eligible employee will receive a cash award payable under the terms of the respective agreement. During the year December 31, 2019, approximately $26 million in cash payments were made associated with employee retention as well as advisory fees associated with the ongoing review of strategic alternatives. The maximum anticipated cost of the retention program is approximately $40 million to be earned over 18 to 24 months.
Factors Affecting Our Operating Results
The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.
During the year ended December 31, 2019, the presentation of the consolidated statements of operations was updated and the 2018 and 2017 consolidated statements of operations were updated for comparability with the current year presentation. For further information, refer to Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Cost of goods sold ("cost of sales")
Our cost of sales consists principally of the following:

•
Production materials costs. These include costs of the materials needed to manufacture products for distribution. These costs generally increase on an aggregate basis as production volumes increase. A significant amount of the materials used in production are purchased on a global lowest-cost basis.

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

•	fluctuations in foreign exchange rates; and

•	changes in sales volumes, average selling prices and product mix.
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
Other operating charges
Our other operating charges include termination benefits and other employee related costs, strategic review and retention costs, acquisition and divestiture-related costs, and deconsolidation and impairment charges, details of which are included in our reconciliations of segment operating performance to income before income taxes.
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
During the year ended December 31, 2019, the presentation of the consolidated statements of operations was updated and the 2018 and 2017 consolidated statements of operations were updated for comparability with the current year presentation. For further information, refer to Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net sales

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$4,482.2	$4,696.0	$(213.8)	(4.6)%
Volume effect				(3.7)%
Impact of portfolio changes				(1.1)%
Price/Mix effect				3.2%
Exchange rate effect				(3.0)%

Net sales decreased due to the following:
● Lower sales volumes across both segments driven by subdued global automotive production and accelerated industrial slowdown in various regions, partially offset by a modest volumes increase in our commercial vehicle end-market

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Negative impacts as a result of portfolio changes, which included the sale of our consolidated joint venture interests within our Performance Coatings segment, as noted in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Partially offset by:
● Higher average selling prices across both segments and all regions, except for our commercial vehicle end-market, which realized lower selling prices due to adverse changes in product mix

Cost of sales

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Cost of sales	$2,917.9	$3,106.3	$(188.4)	(6.1)%
% of net sales	65.1%	66.1%

Cost of sales decreased due to the following:
● Lower sales volumes across both segments
● Favorable impacts of currency translation of 2.8%, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Decline in stock-based compensation expense of $6.9 million due to management attrition resulting in forfeitures
● Decline in depreciation of operating equipment
Partially offset by:
● Increased raw material costs across both segments
● Increased accelerated depreciation expense of $14.0 million to $24.3 million in the current year associated with the announced closure of our Mechelen, Belgium facility, compared to $10.3 million for the comparable period

Cost of sales as a percentage of net sales decreased slightly due to the following:
● Price and product mix increases to net sales to more than offset higher raw material costs, partially offset by lower sales volumes covering fixed costs
● Decline in stock-based compensation expense of $6.9 million due to management attrition resulting in forfeitures, partially offset by increased accelerated depreciation expense of $14.0 million to $24.3 million in current year associated with the closure of our Mechelen, Belgium facility, compared to $10.3 million for the comparable period

Selling, general and administrative expenses
2019 Compared to 2018

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$822.1	$876.4	$(54.3)	(6.2)%

Selling, general and administrative expenses decreased due to the following:
● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Favorable impacts of currency translation of 2.8%, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Decline in stock-based compensation expense of $14.7 million due to management attrition resulting in forfeitures

2018 Compared to 2017

	Years Ended December 31,		2018 vs 2017
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$876.4	$934.7	$(58.3)	(6.2)%
Impact of ASU 2014-09 (1)	(64.0)	—
Selling, general and administrative expenses, excluding impact of ASU 2014-09	$940.4	$934.7	$5.7	0.6%
% of net sales, excluding impact of ASU 2014-09	20.0%	21.4%

(1)
Related to the adoption of ASU 2014-09, "Revenue from Contracts with Customers," on January 1, 2018. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Selling, general and administrative expenses, excluding the impact of ASU 2014-09, increased due to the following:
● Incremental impact from our acquisitions of $5.9 million
● Unfavorable impacts of foreign currency translation of 1.0%, primarily related to the strengthening of the Euro and Chinese Renminbi against the U.S. Dollar
Partially offset by:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
Other operating charges

	Years Ended December 31,		2019 vs 2018		Years Ended December 31,		2018 v 2017
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Other operating charges	$70.7	$82.7	$(12.0)	(14.5)%	$82.7	$131.6	$(48.9)	(37.2)%
2019 Compared to 2018

Other operating charges decreased due to the following:
● Reductions in termination benefits and other employee related costs associated with our costs savings initiatives of $46.5 million, from $81.7 million to $35.2 million for 2018 and 2019, respectively

Partially offset by:
● Losses recorded in 2019 on charges of $17.7 million, primarily in China related to the abandonment of engineering work for aspects of our China footprint project which has been adjusted due to evolving market conditions

● Advisory costs pertaining to our previously announced comprehensive review of strategic alternatives of $7.3 million for 2019, for which there were no such costs for the comparable period
● Costs associated with the amortization of retention awards to be earned over an 18 to 24 month period of $6.1 million.
● Losses on the sale of our interest in a consolidated joint venture of $3.4 million in 2019, as discussed above in "Business Highlights - Acquisitions and Divestitures Highlights"
2018 Compared to 2017

Other operating charges decreased due to the following:
● During the year ended December 31, 2017, we recorded a $70.9 million loss in conjunction with the deconsolidation of our Venezuelan subsidiary, while there were no corresponding losses recorded during the year ended December 31, 2018

Partially offset by:
●  An increase in Axalta Way cost savings initiatives and acquisition related costs of $21.4 million to $82.7 million, inclusive of $70.6 million of severance costs from the announced closure of our Mechelen, Belgium manufacturing facility, as compared to $61.3 million for the year ended December 31, 2017

Research and development expenses

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Research and development expenses	$70.2	$73.1	$(2.9)	(4.0)%

Research and development expenses decreased due to the following:
● Impacts of the sale of our consolidated joint venture
● Favorable impacts of currency translation, which reduced expenses by 1.0%, due primarily to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Amortization of acquired intangibles

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Amortization of acquired intangibles	$113.1	$115.4	$(2.3)	(2.0)%

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency translation of 1.2%, primarily related to the weakening of the Euro and Chinese Renminbi compared to the U.S. dollar
Interest expense, net

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Interest expense, net	$162.6	$159.6	$3.0	1.9%

Interest expense, net increased primarily due to the following:
● Increases in average interest rates due to LIBOR increases on our variable rate debt over the comparable period
● Increase associated with imputed interest on higher average lease liability balances resulting from the new accounting standard adopted on January 1, 2019, which were lower under the historical standard, from $2.6 million during 2018 to $3.5 million during 2019

Partially offset by:
● Weakening of the Euro compared to the U.S. Dollar of 2.4%
● Favorable impacts of our derivative instruments and full year impacts of the 2018 refinancing
Other (income) expense, net

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Other (income) expense, net	$(4.4)	$15.0	$(19.4)	(129.3)%

Other income, net in 2019 and other expense, net in 2018 changed due to the following:
● Reduction in debt extinguishment and refinancing related costs of $9.3 million, from $9.5 million to $0.2 million during 2018 and 2019, respectively
● Increase in other miscellaneous income, net of $9.0 million, from $3.8 million during 2018 to $12.8 million during 2019
● Reduction in foreign exchange losses, net of $0.9 million, from $9.2 million during 2018 to $8.3 million during 2019

Provision for income taxes

	Years Ended December 31,
($ in millions)	2019	2018
Income before income taxes	$330.0	$267.5
Provision for income taxes	77.4	54.2
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	23.5%	20.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	2.5%	(0.7)%

	(Favorable) Unfavorable Impact
(In millions)	Years Ended December 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2019	2018
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(16.3)	$(26.8)
Changes in valuation allowance	18.8	(37.5)
Foreign exchange gain (loss), net	(2.8)	26.7
Stock-based compensation excess tax benefits	(11.4)	(6.6)
Non-deductible expenses and interest	4.1	8.6
Increase in unrecognized tax benefits	11.2	18.9
Foreign taxes (2)	21.4	6.7
U.S. tax reform (3)	—	(12.5)

(1)	Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

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
SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. See Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment
Net sales

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$2,923.4	$3,033.1	$(109.7)	(3.6)%
Volume effect				(3.0)%
Impact of portfolio changes				(1.7)%
Price/Mix effect				4.0%
Exchange rate effect				(2.9)%

Net sales decreased due to the following:
● Lower organic volumes across both end-markets as industrial production trends provided an unfavorable impact on most regions, while refinish was mostly stable
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Argentine Peso compared to the U.S. dollar
● Negative impacts as a result of the sale of a consolidated joint venture interest within our industrial end-market, as noted in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT

	Years Ended December 31,		2019 vs 2018		Years Ended December 31,		2018 vs 2017
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBIT	$449.1	$399.5	$49.6	12.4%	$399.5	$309.3	$90.2	29.2%
Adjusted EBIT Margin	15.4%	13.2%			13.2%	11.5%
2019 Compared to 2018

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets and all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower organic volumes across both end-markets and all regions
● Higher raw materials costs across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi and Argentine Peso compared to the U.S. dollar
2018 Compared to 2017

Adjusted EBIT increased due to the following:
● Increases in sales volumes, including the impacts of acquisitions during 2018
● Higher average selling prices across all regions and end-markets
● Favorable currency translation primarily related to the strengthening of the Euro and Chinese Renminbi compared to the U.S. Dollar
Partially offset by:
● Higher raw material costs across all regions and end-markets
● Increased amortization expense associated with definite-lived intangible assets from acquisitions within our industrial end-market during 2018
Transportation Coatings Segment
Net Sales

	Years Ended December 31,		2019 vs 2018
	2019	2018	$ Change	% Change
Net sales	$1,558.8	$1,662.9	$(104.1)	(6.3)%
Volume effect				(4.9)%
Price/Mix effect				1.6%
Exchange rate effect				(3.0)%

Net sales decreased due to the following:
● Lower organic volumes across all regions within our light vehicle end-market, partially offset by an increase in volumes within our commercial vehicle end-market which saw lower selling prices due to adverse changes in product mix

● Unfavorable currency translation primarily related to the weakening of the Euro, Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across all regions and within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market

Adjusted EBIT

	Years Ended December 31,		2019 vs 2018		Years Ended December 31,		2018 vs 2017
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Adjusted EBIT	$137.4	$134.9	$2.5	1.9%	$134.9	$190.8	$(55.9)	(29.3)%
Adjusted EBIT Margin	8.8%	8.1%			8.1%	11.3%
2019 Compared to 2018

Adjusted EBIT increased due to the following:
● Higher average selling prices within our light vehicle end-market, partially offset by lower prices within our commercial vehicle end-market which realized lower average selling prices due to adverse changes in product mix

● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower costs to support net sales
Partially offset by:
● Lower sales volumes within our light vehicle end-market, partially offset by an increase in volumes within our commercial vehicle end-market
● Slightly higher raw materials costs across both end-markets
2018 Compared to 2017

Adjusted EBIT decreased due to the following:
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
At December 31, 2019, availability under the Revolving Credit Facility was $361.2 million, net of $38.8 million in letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At December 31, 2019, we had $16.9 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $6.5 million.
We, or our affiliates, at any time and from time to time, may purchase shares of our common stock, the Senior Notes or other indebtedness. Any such purchases may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Cash Flows
Years ended December 31, 2019 and 2018

	Year Ended December 31,
(In millions)	2019	2018
Net cash provided by (used for):
Operating activities:
Net income	$252.6	$213.3
Depreciation and amortization	353.0	369.1
Amortization of deferred financing costs and original issue discount	8.8	8.0
Debt extinguishment and refinancing related costs	0.2	9.5
Deferred income taxes	15.7	6.1
Realized and unrealized foreign exchange losses, net	5.9	17.3
Stock-based compensation	15.7	37.3
Divestitures and impairments charges	21.1	—
Interest income on swaps designated as net investment hedges	(14.7)	(9.4)
Other non-cash, net	(0.1)	(0.9)
Net income adjusted for non-cash items	658.2	650.3
Changes in operating assets and liabilities	(85.1)	(154.2)
Operating activities	573.1	496.1
Investing activities	(93.9)	(189.2)
Financing activities	(158.4)	(368.2)
Effect of exchange rate changes on cash	3.3	(15.2)
Net increase (decrease) in cash	$324.1	$(76.5)
Year Ended December 31, 2019
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2019 was $573.1 million. Net income adjusted for non-cash items (depreciation, amortization and other non-cash items) generated cash of $658.2 million. This was partially offset by changes in operating assets and liabilities of $85.1 million. The most significant drivers were increases in prepaid expenses and other assets of $118.9 million due to business incentive payments and payments for employee retention, as well as accounts receivables of $10.1 million due to timing of collections. Partially offsetting these outflows were increases in accounts payable and other liabilities of $18.2 million and $9.6 million, respectively, and a decrease in inventory of $10.8 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2019 was $93.9 million. These primary uses were for purchases of property, plant and equipment of $112.5 million and business acquisitions of $3.3 million, partially offset by interest proceeds on swaps designated as net investment hedges of $14.7 million and net proceeds from the sale of our consolidated joint venture of $8.2 million as discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2019 was $158.4 million. This change was driven by purchases of common stock totaling $105.3 million, payments of $67.1 million on short-term and long-term borrowings, investments in noncontrolling interests of $31.1 million, deferred acquisition-related payments of $2.2 million and dividends paid to noncontrolling interests of $1.5 million. These payments were partially offset by cash received from stock option exercises of $50.3 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2019 were favorable by $3.3 million, which was driven primarily by the strengthening of the British pound and Mexican Peso compared to the U.S. Dollar.

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
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2018 was $189.2 million. This use was driven by purchases of property, plant and equipment of $143.4 million and business acquisitions of $82.8 million (net of cash acquired). These outflows were partially offset by interest and settlement proceeds on swaps designated as net investment hedges of $9.4 million and $22.5 million, respectively, as well as $5.1 million of other investing activities, net.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2018 was $368.2 million. This outflow was driven by payments of $556.0 million on short-term and long-term borrowings inclusive of the repayment of the 2023 Euro Term Loans, the purchases of treasury stock totaling $253.8 million, an investment in a non-controlling interest of $26.9 million and payments of $17.8 million consisting of financing-related costs, deferred acquisition-related consideration associated with historical acquisitions, and dividends to noncontrolling interests of consolidated joint ventures. These outflows were partially offset by net proceeds of $468.9 million relating to the refinancing of our 2024 Dollar Term Loans and proceeds from stock option exercises of $17.4 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2018 were unfavorable by $15.2 million, which was driven primarily by the Euro, Chinese Renminbi and certain currencies within Latin America.
Financial Condition
We had cash and cash equivalents at December 31, 2019 and 2018 of $1,017.5 million and $693.6 million, respectively. Of these balances, $540.0 million and $417.1 million were maintained in non-U.S. jurisdictions as of December 31, 2019 and 2018, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

	December 31,
(In millions)	2019	2018
2024 Dollar Term Loans	$2,387.5	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	375.2	383.3
2025 Euro Senior Notes	504.0	514.9
Short-term and other borrowings	109.0	103.8
Unamortized original issue discount	(10.5)	(12.6)
Deferred financing costs, net	(31.1)	(37.2)
	3,834.1	3,864.0
Less:
Short term borrowings	19.6	17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,790.2	$3,821.8
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $361.2 million and $355.2 million at December 31, 2019 and December 31, 2018, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.
On June 28, 2019, we executed the eighth amendment to the Credit Agreement which impacted the Revolving Credit Facility by (i) extending the maturity date to the earlier of March 2, 2024, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, and (ii) reducing the applicable interest margins on any outstanding borrowings.
The following table details our borrowings outstanding, average effective interest rates and the associated interest expense, inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
	2019			2018
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,387.5	3.9%	$92.7	$2,411.8	3.8%	$91.5
Revolving Credit Facility	—	N/A	1.6	—	N/A	1.9
Senior Notes	1,379.2	4.6%	62.9	1,398.2	4.5%	64.3
Short-term and other borrowings	109.0	Various	5.4	103.8	Various	1.9
Total	$3,875.7		$162.6	$3,913.8		$159.6

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019:

	Contractual Obligations Due In:
(In millions)	Total	2020	2021-2022	2023-2024	Thereafter
Debt, including current portion
Senior Secured Credit Facilities, consisting of the following:
2024 Dollar Term Loans	$2,387.5	$24.3	$48.6	$2,314.6	$—
Senior Notes, consisting of the following:
2024 Dollar Senior Notes	500.0	—	—	500.0	—
2024 Euro Senior Notes	375.2	—	—	375.2	—
2025 Euro Senior Notes	504.0	—	—	—	504.0
Other borrowings	43.9	16.6	27.3	—	—
Interest payments (1)	719.7	153.2	303.0	254.0	9.5
Finance leases (2)	100.8	5.9	11.4	11.6	71.9
Operating leases	109.2	31.1	41.9	19.0	17.2
Pension contributions (3)	5.8	5.8	—	—	—
Purchase obligations (4)	165.0	86.3	67.3	3.1	8.3
Uncertain tax positions, including interest and penalties (5)	—	—	—	—	—
Employee retention award payments (6)	17.0	—	17.0	—	—
Total	$4,928.1	$323.2	$516.5	$3,477.5	$610.9

(1)
Interest payments are based on principal amounts of our Senior Secured Credit Facilities and Senior Notes at December 31, 2019 including commitment fees on the unused portion of the Revolving Credit Facility. Future interest payments assume December 31, 2019 variable rates will prevail throughout all future periods and do not consider the effect of our derivative instruments. See Note 18 and Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosures of our interest rates and derivatives, respectively.

(2)	Finance lease payments, within the table above, represent total cash rental costs to be paid over the terms of these leases, which include principal and interest.

(3)
We expect to make contributions to our defined benefit pension plans beyond 2020; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2020.

(4)	Purchase obligations include various commitments at December 31, 2019 and reflect the minimum contractual obligations under legally enforceable contracts.

(5)
At December 31, 2019, we had approximately $50.3 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. Due to the high degree of uncertainty regarding future timing of cash flows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

(6)	Employee retention award payments for certain employees contingent upon service through this point to help ensure continuity of the Company’s business.
Off Balance Sheet Arrangements
See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosure of our guarantees of certain customers’ obligations to third parties.
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

Goodwill and indefinite-lived intangible assets
The Company tests indefinite-lived intangible assets and goodwill for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit or asset is less than its carrying amount. Fair values used under the quantitative impairment assessment are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value. In conjunction with our impairment assessments of indefinite-lived intangible assets, we also review the reasonableness of the indefinite useful lives associated with these assets, in which we evaluate whether indicators exist that future cash flows associated with these assets could be realized over a finite period.
In 2019, we forwent the qualitative test and tested goodwill and indefinite-lived intangible assets for impairment by performing a quantitative analysis. The quantitative analysis determined that all reporting units and indefinite-lived intangible assets had fair values in significant excess of carrying values.
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
Long-Lived Assets
Long-lived assets, which includes property, plant and equipment, and definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements, are continually assessed for impairment at the asset group level whenever events or changes in circumstances indicate the carrying amount of the asset group may not be recoverable. Such impairment assessments involve comparing the carrying amount of the asset group, determined at the lowest for which identifiable cash flows are largely independent of the cash flows of other assets, to the forecasted undiscounted future cash flows generated by that asset group (i.e. a recoverability test). In the event the carrying amount of the asset group exceeds the undiscounted future cash flows generated by that asset group and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset group’s carrying amount over its fair value.
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
Compensation expense related to performance stock awards and performance share units which are determined to have a market condition is determined at the grant-date of the awards using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards and are recognized as compensation expense over the service period utilizing the graded vesting attribution method.
We recognize compensation expense net of forfeitures, which we have elected to record at the time of occurrence.
See Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock-based compensation.
Retirement Benefits
The amounts recognized in the audited financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized in future periods.

The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2020 would result in an increase of approximately $0.4 million or $0.2 million, respectively. The estimated impact of a 100 basis point increase or decrease of the expected return on asset assumption on the net periodic benefit cost for 2020 would result in a decrease or increase of approximately $2.5 million, respectively.
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
The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company must generate approximately $279.7 million of taxable income to fully realize its consolidated net deferred tax assets as of December 31, 2019.
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Of our net deferred tax asset balance as of December 31, 2019, $101.3 million, net of valuation allowances of $2.5 million, relates to our operations within the U.S. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors including any potential aberrational items which may be included within our taxable results. The aberrational items which have impacted our results include transition-related costs associated with the separation from our predecessor coupled with significant taxable losses associated with the exercises of pre-IPO stock options that were deep in the money at the time they were exercised, as well as debt extinguishment, refinancing and acquisition related costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax-free manner. At December 31, 2019 and 2018, deferred income taxes of approximately $6.0 million and $7.4 million, respectively, have been provided on such subsidiary earnings, respectively. At December 31, 2019, and 2018, we have not recorded a deferred tax liability related to withholding taxes of approximately $16.3 million and $4.0 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2019 and 2018, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $45.3 million and $37.0 million, respectively.
See Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.
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
For more information on these matters, see Note 6 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on future cash flows and earnings.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $1.5 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes.
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850.0 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600.0 million of the notional value, expired December 31, 2019 and had a deferred premium of $8.6 million at inception. The fourth interest rate cap, comprising the remaining $250.0 million of the notional value, expires December 31, 2021 and had a deferred premium of $8.1 million at inception. All deferred premiums are paid quarterly over the term of the respective interest rate caps. These interest rate caps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
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
During the year ended December 31, 2019, we entered into two interest rate swaps with aggregate notional amounts totaling $500.0 million, effective December 31, 2019, to hedge interest rate exposure associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.59% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on December 31, 2022. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.

Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2019, 2018 and 2017 were from operations outside the United States. At December 31, 2019 and 2018, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $297.0 million and $299.4 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss by $190.3 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 11 to the consolidated financial statements, management has recorded unrecognized tax benefits of $50.3 million as of December 31, 2019. As disclosed by management, the breadth of operations and the global complexity of tax regulations requires management to make assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management determines the likelihood of sustaining such positions upon examination by taxing authorities is less than “more-likely- than not.”
The principal considerations for our determination that performing procedures relating to the measurement of unrecognized tax benefits is a critical audit matter are there was significant judgment by management when applying the more-likely-than-not recognition criteria to the Company’s tax positions, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the measurement of unrecognized tax benefits. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for unrecognized tax benefits, including controls addressing completeness of the unrecognized tax benefits and controls over measurement of the liability. These procedures also included, among others, evaluating the significant judgment used by management in applying the more-likely-than-not recognition criteria and in measuring the Company’s unrecognized tax benefits. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions made by management, the technical merits of positions taken based upon application of the tax law and new information, and the measurement of unrecognized tax benefits.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 2020
We have served as the Company’s auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$4,482.2	$4,696.0	$4,377.0
Cost of goods sold	2,917.9	3,106.3	2,780.5
Selling, general and administrative expenses	822.1	876.4	934.7
Other operating charges	70.7	82.7	131.6
Research and development expenses	70.2	73.1	65.3
Amortization of acquired intangibles	113.1	115.4	101.2
Income from operations	488.2	442.1	363.7
Interest expense, net	162.6	159.6	147.0
Other (income) expense, net	(4.4)	15.0	27.1
Income before income taxes	330.0	267.5	189.6
Provision for income taxes	77.4	54.2	141.9
Net income	252.6	213.3	47.7
Less: Net income attributable to noncontrolling interests	3.6	6.2	11.0
Net income attributable to controlling interests	$249.0	$207.1	$36.7
Basic net income per share	$1.06	$0.87	$0.15
Diluted net income per share	$1.06	$0.85	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$252.6	$213.3	$47.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	5.4	(94.1)	85.6
Unrealized gain on securities	—	—	0.4
Unrealized (loss) gain on derivatives	(33.1)	2.4	0.9
Unrealized gain (loss) on pension and other benefit plan obligations	(46.1)	(6.4)	31.3
Other comprehensive (loss) income, before tax	(73.8)	(98.1)	118.2
Income tax (benefit) provision related to items of other comprehensive (loss) income	(17.4)	(0.3)	6.6
Other comprehensive (loss) income, net of tax	(56.4)	(97.8)	111.6
Comprehensive income	196.2	115.5	159.3
Less: Comprehensive income attributable to noncontrolling interests	6.6	2.7	13.2
Comprehensive income attributable to controlling interests	$189.6	$112.8	$146.1

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,017.5	$693.6
Restricted cash	3.0	2.8
Accounts and notes receivable, net	830.1	860.8
Inventories	591.6	613.0
Prepaid expenses and other current assets	131.2	139.4
Total current assets	2,573.4	2,309.6
Property, plant and equipment, net	1,223.0	1,298.2
Goodwill	1,208.9	1,230.8
Identifiable intangibles, net	1,223.9	1,348.0
Other assets	588.8	489.1
Total assets	$6,818.0	$6,675.7
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$483.7	$522.8
Current portion of borrowings	43.9	42.2
Other accrued liabilities	545.3	475.6
Total current liabilities	1,072.9	1,040.6
Long-term borrowings	3,790.2	3,821.8
Accrued pensions	285.2	261.9
Deferred income taxes	115.5	140.8
Other liabilities	144.6	100.1
Total liabilities	5,408.4	5,365.2
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 250.1 and 246.7 shares issued at December 31, 2019 and 2018, respectively	249.9	245.3
Capital in excess of par	1,474.1	1,409.5
Retained earnings	443.2	198.6
Treasury shares, at cost, 15.2 and 11.1 shares at December 31, 2019 and 2018, respectively	(417.5)	(312.2)
Accumulated other comprehensive loss	(395.5)	(336.1)
Total Axalta shareholders’ equity	1,354.2	1,205.1
Noncontrolling interests	55.4	105.4
Total shareholders’ equity	1,409.6	1,310.5
Total liabilities and shareholders’ equity	$6,818.0	$6,675.7

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statement of Changes in Shareholders’ Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2016	240.5	$239.3	$1,294.3	$(58.1)	$—	$(350.4)	$121.5	$1,246.6
Comprehensive income:
Net income	—	—	—	36.7	—	—	11.0	47.7
Net unrealized gain on securities, net of tax of $0.0 million	—	—	—	—	—	0.4	—	0.4
Net realized and unrealized gain on derivatives, net of tax of $0.5 million	—	—	—	—	—	0.4	—	0.4
Long-term employee benefit plans, net of tax of $6.1 million	—	—	—	—	—	25.2	—	25.2
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	83.4	2.2	85.6
Total comprehensive income	—	—	—	36.7	—	109.4	13.2	159.3
Recognition of stock-based compensation	—	—	38.5	—	—	—	—	38.5
Shares issued under compensation plans	3.4	3.1	21.7	—	—	—	—	24.8
Common stock purchases	(2.0)	—	—	—	(58.4)	—	—	(58.4)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Balance December 31, 2017	241.9	$242.4	$1,354.5	$(21.4)	$(58.4)	$(241.0)	$131.7	$1,407.8
Comprehensive income (loss):
Net income	—	—	—	207.1	—	—	6.2	213.3
Net realized and unrealized gain on derivatives, net of tax of $1.1 million	—	—	—	—	—	1.3	—	1.3
Long-term employee benefit plans, net of tax benefit of $1.4 million	—	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(90.6)	(3.5)	(94.1)
Total comprehensive income	—	—	—	207.1	—	(94.3)	2.7	115.5
Cumulative effect of an accounting change	—	—	—	12.9	—	(0.8)	0.1	12.2
Recognition of stock-based compensation	—	—	37.3	—	—	—	—	37.3
Shares issued under compensation plans	2.8	2.9	14.8	—	—	—	—	17.7
Noncontrolling interests of acquired subsidiaries	—	—	2.9	—	—	—	(28.1)	(25.2)
Common stock purchases	(9.1)	—	—	—	(253.8)	—	—	(253.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income (loss):
Net income	—	—	—	249.0	—	—	3.6	252.6
Net realized and unrealized gain on derivatives, net of tax benefit of $4.8 million	—	—	—	—	—	(28.3)	—	(28.3)
Long-term employee benefit plans, net of tax benefit of $12.6 million	—	—	—	—	—	(33.5)	—	(33.5)
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	2.4	3.0	5.4
Total comprehensive income (loss)	—	—	—	249.0	—	(59.4)	6.6	196.2
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Correction to previous cumulative effect upon adoption of ASU 2014-09	—	—	—	(3.7)	—	—	—	(3.7)
Recognition of stock-based compensation	—	—	15.7	—	—	—	—	15.7
Shares issued under compensation plans	3.4	4.6	44.9	—	—	—	—	49.5
Changes in ownership of noncontrolling interests	—	—	4.0	—	—	—	(55.1)	(51.1)
Common stock purchases	(4.1)	—	—	—	(105.3)	—	—	(105.3)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Balance December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$252.6	$213.3	$47.7
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	353.0	369.1	347.5
Amortization of deferred financing costs and original issue discount	8.8	8.0	8.0
Debt extinguishment and refinancing related costs	0.2	9.5	13.4
Deferred income taxes	15.7	6.1	91.7
Realized and unrealized foreign exchange losses (gains), net	5.9	17.3	(3.6)
Stock-based compensation	15.7	37.3	38.5
Divestitures, impairment charges and loss on deconsolidation of Venezuela	21.1	—	78.5
Interest income on swaps designated as net investment hedges	(14.7)	(9.4)	—
Other non-cash, net	(0.1)	(0.9)	4.4
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(10.1)	(22.3)	(15.2)
Inventories	10.8	(48.1)	(19.9)
Prepaid expenses and other assets	(118.9)	(157.3)	(84.9)
Accounts payable	18.2	49.5	39.8
Other accrued liabilities	5.3	(8.4)	6.7
Other liabilities	9.6	32.4	(12.6)
Cash provided by operating activities	573.1	496.1	540.0
Investing activities:
Acquisitions, net of cash acquired	(3.3)	(82.8)	(564.4)
Purchase of property, plant and equipment	(112.5)	(143.4)	(125.0)
Proceeds from sale of consolidated joint venture, net of cash divested	8.2	—	—
Interest proceeds on swaps designated as net investment hedges	14.7	9.4	—
Proceeds from settlement of swaps designated as net investment hedges	—	22.5	—
Other investing activities, net	(1.0)	5.1	(0.2)
Cash used for investing activities	(93.9)	(189.2)	(689.6)
Financing activities:
Proceeds from long-term borrowings	—	468.9	483.6
Payments on short-term borrowings	(39.5)	(44.7)	(14.1)
Payments on long-term borrowings	(27.6)	(511.3)	(50.0)
Financing-related costs	(1.5)	(10.8)	(10.4)
Proceeds from option exercises	50.3	17.4	24.8
Dividends paid to noncontrolling interests	(1.5)	(1.0)	(3.0)
Investments in noncontrolling interests	(31.1)	(26.9)	—
Purchase of treasury stock	(105.3)	(253.8)	(58.4)
Deferred acquisition-related consideration	(2.2)	(6.0)	(5.2)
Cash (used for) provided by financing activities	(158.4)	(368.2)	367.3
Increase (decrease) in cash and cash equivalents	320.8	(61.3)	217.7
Effect of exchange rate changes on cash	3.3	(15.2)	17.1
Cash at beginning of period	696.4	772.9	538.1
Cash at end of period	$1,020.5	$696.4	$772.9

Cash at end of period reconciliation:
Cash and cash equivalents	$1,017.5	$693.6	$769.8
Restricted cash	3.0	2.8	3.1
Cash at end of period	$1,020.5	$696.4	$772.9

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$156.9	$152.4	$130.1
Income taxes, net of refunds	42.2	57.4	61.7
Non-cash investing activities:
Accrued capital expenditures	$16.6	$10.1	$30.2
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), at December 31, 2019 and 2018 and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2019, 2018 and 2017 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
Venezuela Deconsolidation
During the year ended December 31, 2017, we deconsolidated our Venezuelan subsidiary from our consolidated financial statements and began accounting for our investment in our 100% owned Venezuelan subsidiary using the cost method of accounting. See Note 22 for additional information.
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents represent highly liquid investments considered readily convertible to known amounts of cash within three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments. Cash balances may exceed government insured limits in certain jurisdictions.
Restricted cash on our consolidated balance sheets primarily represents cash used to secure certain customer guarantees.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Stores and supplies are valued at the lower of cost or net realizable value; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.
Property, Plant and Equipment
Property, plant and equipment acquired in an acquisition are recorded at fair value as of the acquisition date and are depreciated over the estimated useful life using the straight-line method. Subsequent additions to property, plant and equipment, including the fair value of any asset retirement obligations upon initial recognition of the liability, are recorded at cost and are depreciated over the estimated useful life using the straight-line method. See Note 15 for a range of estimated useful lives used for each property, plant and equipment class.
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
Leases
See Note 7 for disclosure of our accounting policy over leases.
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
Under the quantitative goodwill impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss not to exceed the amount of recorded goodwill.
In 2019, we forwent the qualitative test and tested goodwill and indefinite-lived intangible assets for impairment by performing a quantitative analysis. The quantitative analysis determined that all reporting units and indefinite-lived intangible assets had fair values in significant excess (greater than 40%) of carrying values.
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 2 to 25 years. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. The reasonableness of the useful lives of definite and indefinite-lived assets are regularly evaluated.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Environmental Liabilities and Expenditures
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued environmental liabilities are not discounted. Claims for recovery from third parties, if any, are reflected separately as an asset. We record recoveries at the earlier of when the gain is probable and reasonably estimable or realized. For the years ending December 31, 2019, 2018 and 2017, we have not recognized income associated with recoveries from third parties.
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
Gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statements of operations in other (income) expense, net.
During the year ended December 31, 2018, our subsidiary in Argentina was determined to be U.S. Dollar functional currency. This determination was made upon conclusion that the Argentinian Peso was hyper-inflationary.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Employee Benefits
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees earn in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The discount rate used is based upon market indicators in the region (generally, the yield on bonds that are denominated in the currency in which the benefits will be paid) and that have maturity dates approximating the terms of the obligations. The calculations are performed by qualified actuaries using the projected unit credit method. The obligation of defined benefit plans recorded on our consolidated balance sheets is net of the current fair value of assets. See Note 8 for further information.
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
Reclassifications
During the year ended December 31, 2019, the consolidated statements of operations were updated to combine "Net sales" and "Other revenue" into "Net sales", as well as separately present Other operating charges, previously included in Selling, general and administrative expenses and Venezuela asset impairment and deconsolidation charge, as a separate line item within Income from operations. Other operating charges include termination benefits and other employee related costs, strategic review and retention costs, acquisition and divestiture-related costs, and deconsolidation and impairment charges, details of which are included in our reconciliations of segment operating performance to income before income taxes in Note 20.
The 2018 and 2017 consolidated statements of operations have been updated for comparability with the current year presentation.
Correction of Immaterial Errors to Prior Period Financial Statements
During the year ended December 31, 2019, the Company identified and corrected an error that affected the previously-issued 2018 annual and interim financial statements. Specifically, the financial statements reflected an investment in noncontrolling interest payment of $26.9 million within investing activities as opposed to its appropriate classification within financing activities. The Company determined that this correction was immaterial to the previously-issued financial statements. However, given the significance of the error and for comparability purposes, we have revised the consolidated statements of cash flows for the year ended December 31, 2018. This revision has no impact on the consolidated statements of operations or balance sheets.

	Year Ended December 31, 2018
	As Reported	Revised
Cash used for investing activities	$(216.1)	$(189.2)
Cash used for financing activities	$(341.3)	$(368.2)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Recently Adopted Accounting Guidance
In January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases," which, together with amendments comprising ASC 842, requires lessees to identify arrangements that should be accounted for as leases and generally recognized, for operating and finance leases with terms exceeding twelve months, a right-of-use asset (or "ROU") and lease liability on the balance sheet. In addition to this main provision, this standard included a number of additional changes to lease accounting. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either the adoption date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used the adoption date as our date of initial application. As a result, historical financial information was not updated, and the disclosures required under the new standard are not provided as of and for periods before January 1, 2019. See Note 7 for further information on the implementation of the standard.
The new standard provides a number of optional practical expedients in transition. We elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the practical expedient pertaining to land easements which permits entities to forgo the evaluation of existing land easement arrangements in transition to determine if they contain a lease. We did not elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short term lease recognition exemption and we will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement). We also elected the accounting policy election to not separate lease and non-lease components for all asset classes.
The Company implemented an outsourced software solution to support the ongoing accounting requirements that this standard will have on our consolidated financial statements. We have evaluated completeness and accuracy of lease data entered into the software solution and updated our processes, policies, and internal controls. Changes to our internal controls covered the identification, accounting and disclosure of leases both upon adoption and subsequent to adoption. Adoption of ASU 2016-02 at January 1, 2019 resulted in a one-time loss to retained earnings of $0.7 million on our consolidated balance sheet and consolidated statement of changes in shareholders' equity related to the net difference of derecognition of existing assets and debt obligations associated with our leases historically accounted for as sale-leaseback financings, for which the ASU requires accounting for as a lease at the date of initial application.
Of the accounting standards we have adopted in 2019, the below standard did not have a material impact:

ASU		Effective Date
2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	January 1, 2019

Accounting Guidance Issued But Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses". ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade accounts receivables, in which we will apply historical loss percentages, combined with reasonable and supportable forecasts of future losses to the respective aging categories. The Company does not expect material impacts to our financial statements, related disclosures, key processes or changes to internal controls.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" as part of its initiative to reduce complexity in accounting standards. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, including Business Incentive Payments ("BIPs"), which are capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At December 31, 2019 and 2018, the total carrying value of BIPs were $191.2 million and $190.8 million, respectively, and are presented within other assets on the consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017 $66.9 million, $65.5 million and $65.0 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations. The total carrying value of BIPs excludes other upfront incentives made in conjunction with long-term customer commitments of $79.0 million and $56.0 million at December 31, 2019 and 2018, respectively, which will be repaid in future periods.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at December 31, 2019 and 2018 were $37.5 million and $47.2 million, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The arrangements discussed above that have changed under the new revenue standard have resulted in a difference in timing of revenue recognition and classification of associated costs compared with historical U.S. GAAP. In addition to the application of the modified retrospective method to open contracts at the date of adoption, we have applied certain other policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions. Other practical expedients associated with the new revenue standard were assessed by management and concluded to be not applicable, including the application of a portfolio approach, costs to obtain a contract, existence of significant financing components, contract modifications and right to invoice.
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
See Note 20 for net sales by end-market.
(3)    ACQUISITIONS AND DIVESTITURES
During the year ended December 31, 2019, we completed the sale of our 60% interest in a consolidated joint venture within our Performance Coatings segment in China for net proceeds of $8.2 million. On the divestiture, we recorded a pre-tax loss of $3.4 million in other operating charges within our consolidated statements of operations for the year ended December 31, 2019.
Other Activity
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2017 to December 31, 2019 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2017	$1,189.2	$82.0	$1,271.2
Goodwill from acquisitions	2.9	—	2.9
Purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation	(40.4)	(2.7)	(43.1)
December 31, 2018	$1,151.5	$79.3	$1,230.8
Goodwill from acquisitions	0.5	—	0.5
Purchase accounting adjustments	1.4	—	1.4
Divestiture	(5.6)	—	(5.6)
Foreign currency translation	(16.9)	(1.3)	(18.2)
December 31, 2019	$1,130.9	$78.0	$1,208.9

Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$540.2	$(310.6)	$229.6	10.4
Trademarks—indefinite-lived	264.9	—	264.9	Indefinite
Trademarks—definite-lived	99.7	(30.1)	69.6	15.8
Customer relationships	923.8	(271.3)	652.5	19.1
Other	15.2	(7.9)	7.3	5.0
Total	$1,843.8	$(619.9)	$1,223.9

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$545.7	$(260.7)	$285.0	10.4
Trademarks—indefinite-lived	269.0	—	269.0	Indefinite
Trademarks—definite-lived	100.6	(24.0)	76.6	15.8
Customer relationships	929.9	(222.9)	707.0	19.1
Other	15.7	(5.3)	10.4	5.1
Total	$1,860.9	$(512.9)	$1,348.0

In-process research and development projects not yet commercialized and classified within technology assets were $1.9 million and $2.3 million at December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2020	$113.0
2021	$112.4
2022	$110.3
2023	$71.0
2024	$66.2

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
The following table summarizes the activity related to the restructuring reserves and expenses for the years ended December 31, 2019, 2018 and 2017:

Balance at January 1, 2017	$66.1
Expense recorded	36.2
Payments made	(36.1)
Foreign currency translation	6.8
Venezuela deconsolidation impact	(1.5)
Balance at December 31, 2017	$71.5
Expense recorded	79.8
Payments made	(46.4)
Foreign currency translation	(2.2)
Balance at December 31, 2018	$102.7
Expense recorded	34.4
Payments made	(57.3)
Foreign currency translation	(1.8)
Balance at December 31, 2019	$78.0

Restructuring charges incurred during the years ended December 31, 2019 and 2018 included actions to reduce operational costs through activities to rationalize our manufacturing footprint, including the impacts from the closure of our Mechelen, Belgium manufacturing facility announced during the year ended December 31, 2018. Axalta expects to incur aggregate pre-tax charges of approximately $135-140 million related to the shutdown of the Mechelen facility. Components of the aggregate pre-tax charges include approximately $90 million in severance costs, non-cash accelerated depreciation costs of approximately $40-45 million associated with the reduced useful lives of the impacted manufacturing assets and other shutdown related costs of approximately $5 million. Pre-tax charges incurred in fiscal years 2018 and 2019 were $80.9 million and $43.2 million, respectively, with the remainder to be incurred during 2020. Completion of the transfer and start-up of production at other Axalta manufacturing facilities is estimated to require capital expenditures of approximately $35-45 million, of which we have incurred approximately $8 million as of December 31, 2019. Axalta commenced the closure in the third quarter of 2018 and anticipates completion of the closure activities during the first half of 2020 with capital expenditures to be incurred into 2021. Axalta expects the charges to result in annual pre-tax savings of approximately $30 million, which are expected to begin realization during the second half of 2020.
During the year ended December 31, 2017, we recorded impairment losses of $7.6 million associated with manufacturing facilities based on market price estimates recorded within other (income) expense, net. See Note 10 for further information.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

We recognized impairments of $17.7 million, during the year ended December 31, 2019, primarily related to the abandonment of engineering work for aspects of our China footprint project which has been adjusted due to evolving market conditions. The impairments are included in the consolidated statements of operations in other operating charges.
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At December 31, 2019 and 2018, we had outstanding bank guarantees of $11.6 million and $12.7 million, respectively, which expire in 2020 or thereafter. We monitor the obligations to evaluate whether we have a liability at the balance sheet date, for which none existed as of December 31, 2019 and 2018.
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
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on finance leases is recognized using the effective interest.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Supplemental balance sheet information related to leases is summarized as follows:

		December 31, 2019
Assets	Classification
Operating lease assets, net	Other assets (1)	$95.6
Finance lease assets, net	Property, plant and equipment, net (2)	66.9
Total leased assets		$162.5
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$29.3
Finance lease liabilities	Current portion of borrowings	2.9
Noncurrent
Operating lease liabilities	Other liabilities	69.5
Finance lease liabilities	Long-term borrowings	62.2
Total lease liabilities		$163.9

(1)	Operating lease assets are recorded net of accumulated amortization of $18.4 million as of December 31, 2019.

(2)	Finance lease assets are recorded net of accumulated amortization of $4.6 million as of December 31, 2019.
Components of lease expense are summarized as follows:

December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$4.1
Interest on lease liabilities	3.5
Operating lease cost	36.5
Variable lease cost	2.9
Short-term lease cost	1.2
Net lease cost	$48.2
Supplemental cash flow information related to leases is summarized as follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36.8
Operating cash flows from finance leases	$3.5
Financing cash flows from finance leases	$1.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23.3
Finance leases	$0.5

Lease term and discount rate information is summarized as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	16.7
Weighted-average discount rate
Operating leases	3.6%
Finance leases	5.2%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Maturities of lease liabilities as of December 31, 2019 is as follows:

	Operating Leases	Finance Leases
Year
2020	$31.1	$5.9
2021	24.8	5.6
2022	17.1	5.8
2023	12.6	5.8
2024	6.4	5.8
Thereafter	17.2	71.9
Total lease payments	$109.2	$100.8
Less: imputed interest	10.4	35.7
Present value of lease liabilities	$98.8	$65.1

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

(8)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with over 85% of the projected benefit obligation within the European region as of December 31, 2019.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Obligations and Funded Status
The measurement date used to determine defined benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2019 and 2018 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2019 and 2018 for our defined benefit pension plans:

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$583.7	$636.9
Service cost	7.2	8.8
Interest cost	13.1	13.1
Participant contributions	1.2	1.3
Actuarial losses (gains), net	60.9	(3.3)
Plan curtailments, settlements and special termination benefits	(7.1)	(19.4)
Benefits paid	(22.5)	(25.6)
Business combinations and other adjustments	(0.1)	0.7
Foreign currency translation	4.3	(28.8)
Projected benefit obligation at end of year	640.7	583.7
Change in plan assets:
Fair value of plan assets at beginning of year	332.3	365.0
Actual return on plan assets	28.3	(1.4)
Employer contributions	16.9	24.6
Participant contributions	1.2	1.3
Benefits paid	(22.5)	(25.6)
Settlements	(7.4)	(12.5)
Business combinations and other adjustments	(0.1)	(0.1)
Foreign currency translation	8.2	(19.0)
Fair value of plan assets at end of year	356.9	332.3
Funded status, net	$(283.8)	$(251.4)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$13.0	$22.0
Other accrued liabilities	(11.6)	(11.5)
Accrued pensions	(285.2)	(261.9)
Net amount recognized	$(283.8)	$(251.4)

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table reflects the ABO for all defined benefit pension plans as of December 31, 2019 and 2018. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Year Ended December 31,
	2019	2018
ABO	$613.5	$559.9
Plans with PBO in excess of plan assets:
PBO	$401.0	$375.6
ABO	$374.2	$352.0
Fair value plan assets	$104.2	$102.2
Plans with ABO in excess of plan assets:
PBO	$401.0	$370.2
ABO	$374.2	$349.1
Fair value plan assets	$104.2	$99.3

The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2019	2018
Accumulated net actuarial losses	$(97.9)	$(51.8)
Accumulated prior service credit	1.5	1.6
Total	$(96.4)	$(50.2)

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
The estimated pre-tax amounts that are expected to be amortized from AOCI into the consolidated statements of operations as net periodic benefit cost during 2020 for the defined benefit plans is as follows:

2020
Amortization of net actuarial losses, net	$(3.5)
Amortization of prior service credit, net	0.1
Total	$(3.4)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost and amounts recognized in comprehensive (income) loss:
Net periodic benefit cost:
Service cost	$7.2	$8.8	$9.0
Interest cost	13.1	13.1	13.8
Expected return on plan assets	(13.9)	(16.1)	(15.0)
Amortization of actuarial loss, net	1.9	1.3	1.4
Amortization of prior service credit	(0.1)	(0.1)	—
Curtailment gain	(2.3)	(0.7)	—
Settlement loss	1.1	0.6	0.2
Special termination benefit loss	0.3	—	1.0
Net periodic benefit cost	7.3	6.9	10.4
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net actuarial loss (gain), net	46.7	6.7	(20.6)
Amortization of actuarial loss, net	(1.9)	(1.3)	(1.4)
Prior service cost (credit)	—	0.8	(1.2)
Amortization of prior service credit	0.1	0.1	—
Curtailment gain	2.3	0.7	—
Settlement loss	(1.1)	(0.6)	(0.2)
Other adjustments	—	—	(7.9)
Total loss (gain) recognized in other comprehensive loss (income)	46.1	6.4	(31.3)
Total recognized in comprehensive loss (income)	$53.4	$13.3	$(20.9)

Included in the other adjustments recognized in other comprehensive (income) loss for the year ended December 31, 2017 was a pension plan adjustment related to the deconsolidation of our Venezuelan subsidiary and the corresponding write-off of the accumulated actuarial loss on our Venezuela pension plan. This resulted in a decrease of $8.5 million in AOCI ($5.9 million, net of tax), as discussed further in Note 22.
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2019	2018	2017
Weighted-average assumptions:
Discount rate to determine benefit obligation	1.58%	2.27%	2.13%
Discount rate to determine net cost	2.27%	2.13%	2.52%
Rate of future compensation increases to determine benefit obligation	2.73%	2.68%	2.69%
Rate of future compensation increases to determine net cost	2.68%	2.69%	3.07%
Rate of return on plan assets to determine net cost	4.21%	4.47%	4.73%

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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2020	$32.6
2021	$27.8
2022	$29.3
2023	$32.1
2024	$36.2
2025—2029	$181.7
Plan Assets
The defined benefit pension plans for our subsidiaries represent single-employer plans and the related plan assets are invested within separate trusts. Each of the single-employer plans is managed in accordance with the requirements of local laws and regulations governing defined benefit pension plans for the exclusive purpose of providing pension benefits to participants and their beneficiaries. Pension plan assets are typically held in a trust by financial institutions. Our established asset allocation targets are intended to achieve the plan’s investment strategies.
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued, and asset backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Pension trust liabilities relate to an over funding by DuPont, as defined in Item 1. Business included elsewhere in this Annual Report on Form 10-K, into a pension trust managed by Axalta in conjunction with the Acquisition, as defined in Item 1. Business included elsewhere in this Annual Report on Form 10-K. The assets continued to be invested and managed by Axalta until required regulatory approvals were received in 2019, at which time the over-funded assets were transferred back to the trust managed by DuPont. Assets measured using the net asset value per share practical expedient ("NAV") include debt asset backed securities, hedge funds, and real estate funds. Debt asset backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the NAV multiplied by the number of shares owned.
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

Asset Category	2019	2018	Target Allocation
Equity securities	20-25%	15-20%	20-25%
Debt securities	30-35%	25-30%	30-35%
Real estate	0-5%	0-5%	0-5%
Other	40-45%	45-50%	40-45%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2019 and 2018, respectively. Defined benefit pension plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.0	$4.0	$—	$—
U.S. equity securities	36.0	35.7	—	0.3
Non-U.S. equity securities	45.8	42.9	0.4	2.5
Debt securities—government issued	69.6	45.0	19.9	4.7
Debt securities—corporate issued	40.2	28.3	9.4	2.5
Private market securities and other	125.8	1.0	0.7	124.1
Total carried at fair value	$321.4	$156.9	$30.4	$134.1
Investments measured at NAV	35.5
Total	$356.9

	Fair value measurements at
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.5	$4.4	$0.1	$—
U.S. equity securities	23.7	23.4	—	0.3
Non-U.S. equity securities	42.9	39.9	1.0	2.0
Debt—government issued	70.9	41.1	23.3	6.5
Debt—corporate issued	29.1	19.7	7.0	2.4
Private market securities and other	129.6	1.2	1.5	126.9
Real estate investments	13.6	—	—	13.6
Total carried at fair value	$314.3	$129.7	$32.9	$151.7
Investments measured at NAV	19.5
Pension trust liability	(1.5)
Total	$332.3

Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities, and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2019 and 2018.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Level 3 assets
	Total	Private market securities	Debt and equity	Real estate investments
Ending balance at December 31, 2017	$158.0	$135.7	$8.8	$13.5
Change in unrealized gain	(4.2)	(4.4)	(0.2)	0.4
Purchases, sales, issues and settlements	(2.1)	(4.4)	2.6	(0.3)
Ending balance at December 31, 2018	$151.7	$126.9	$11.2	$13.6
Change in unrealized gain	2.5	1.5	0.7	0.3
Purchases, sales, issues and settlements	(8.6)	(4.6)	(1.9)	(2.1)
Transfers out of Level 3	(11.5)	—	—	(11.5)
Ending balance at December 31, 2019	$134.1	$123.8	$10.0	$0.3

Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2020, the expected long-term rate of return is 3.71%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2019, we expect to contribute $5.8 million to our defined benefit plans during 2020. No plan assets are expected to be returned to the Company in 2020.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $48.7 million, $43.8 million and $45.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(9)    STOCK-BASED COMPENSATION
During the years ended December 31, 2019, 2018 and 2017, we recognized $15.7 million, $37.3 million and $38.5 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses on the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.3 million, $6.7 million and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2013 and 2014 Plans. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
During 2019, we granted non-qualified service-based stock options, restricted stock units and performance share units to certain employees and directors. All awards were granted under the 2014 Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The weighted average fair values of options granted in 2019, 2018 and 2017 were $6.98, $6.78 and $7.69 per share, respectively. A majority of these awards vest ratably over three years. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2019 Grants	2018 Grants	2017 Grants
Expected Term	6.0 years	6.0 years	6.0 years
Volatility	20.25%	20.27%	21.75%
Dividend Yield	—	—	—
Discount Rate	2.47%	2.66%	2.03%
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
A summary of stock option award activity as of and for the year ended December 31, 2019 is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	7.2	$19.32
Granted	0.8	$26.91
Exercised	(3.9)	$12.92
Forfeited	(1.1)	$29.41
Outstanding at December 31, 2019	3.0	$25.92
Vested and expected to vest at December 31, 2019	3.0	$25.92	$15.1	5.85
Exercisable at December 31, 2019	2.0	$24.86	$12.6	4.49

Cash received by the Company upon exercise of options in 2019 was $50.3 million. Tax benefits on these exercises were $11.6 million. For the years ended December 31, 2019, 2018 and 2017, the intrinsic value of options exercised was $56.6 million, $33.6 million and $42.2 million, respectively.
The fair value of shares vested during 2019, 2018 and 2017 was $5.4 million, $6.8 million and $5.2 million, respectively.
At December 31, 2019, there was $2.8 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.5 years.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2019, we issued 0.7 million shares of restricted stock units. A majority of these awards vest ratably over three years. The other awards granted cliff vest over a period of four years or less.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

A summary of restricted stock and restricted stock unit award activity as of December 31, 2019 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2018	1.6	$29.12
Granted	0.7	$26.99
Vested	(0.7)	$28.43
Forfeited	(0.4)	$28.51
Outstanding at December 31, 2019	1.2	$28.45

At December 31, 2019, there was $11.9 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.4 years.
The intrinsic value of awards vested during 2019, 2018 and 2017 was $19.7 million, $36.2 million and $30.1 million, respectively. The total fair value of awards vested during 2019, 2018 and 2017 was $20.9 million, $35.3 million and $29.4 million, respectively. Tax shortfalls on these exercises were $0.2 million.
Performance Stock Awards and Performance Share Units
During the year ended December 31, 2019, the Company granted performance share units ("PSUs") to certain employees of the Company as part of their annual equity compensation award. During the years prior to December 31, 2019, the Company granted performance share awards and performance share units (collectively referred to as "PSAs").
PSAs granted prior to 2019 are tied to the Company’s total shareholder return ("TSR") relative to the TSR of a selected industry peer group or S&P 500. Each award vests over its applicable service period and covers a TSR performance cycle of three years starting at the beginning of the fiscal year in which the shares were granted. The actual number of shares awarded will be between zero and 200% of the target award amount. TSR relative to peers is considered a market condition under applicable authoritative guidance.
PSUs granted in 2019 are subject to the same service conditions, but also include performance conditions related to internal profitability and return on invested capital metrics over a cumulative performance period of three years, as well as three individual one-year performance periods. At the end of the three-year performance period, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative TSR modifier relative to the S&P 500 over the same three-year performance period. The actual number of shares awarded will be between zero and 200% of the target award amount.
A summary of PSA and PSU activity as of December 31, 2019 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at December 31, 2018	0.8	$31.82
Granted	0.3	$29.10
Vested	—	$—
Forfeited	(0.6)	$30.38
Outstanding at December 31, 2019	0.5	$32.11

At December 31, 2019, there was $6.9 million of unamortized expense relating to unvested PSAs that are expected to be amortized over a weighted average period of 1.9 years. The forfeitures include performance stock awards and performance share units granted in 2016 that did not meet the performance target required for vesting.
(10)    OTHER (INCOME) EXPENSE, NET

	Year Ended December 31,
	2019	2018	2017
Foreign exchange losses, net	$8.3	$9.2	$7.4
Non-operational asset impairment charges	—	—	7.6
Debt extinguishment and refinancing related costs	0.2	9.5	13.4
Other miscellaneous income, net	(12.9)	(3.7)	(1.3)
Total	$(4.4)	$15.0	$27.1

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Prior to deconsolidation, during the year ended December 31, 2017, our Venezuelan subsidiary, which was a U.S. dollar functional entity, contributed $1.8 million in foreign exchange losses. See Note 22 for further information on the deconsolidation of our Venezuelan subsidiary.
During the year ended December 31, 2017, we recorded non-operational impairment losses of $7.6 million. These impairment losses related to actions to reduce operational costs through activities to rationalize our manufacturing footprint resulting in write-downs of manufacturing facilities identified for closure, as well as a write-down of the carrying value of a real estate investment, which were based on market price estimates.
Debt extinguishment and refinancing related costs include third-party fees and the losses on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts previously capitalized in conjunction with the restructuring and refinancing of the Term Loans and Senior Notes during the years ended December 31, 2018 and 2017 and the Revolving Credit Facility during the year ended December 31, 2019, as discussed further in Note 18.
(11)    INCOME TAXES
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
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2019	2018	2017
Domestic	$223.4	$194.8	$41.8
Foreign	106.6	72.7	147.8
Total	$330.0	$267.5	$189.6

Provision (Benefit) for Income Taxes

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$8.3	$27.1	$35.4	$7.2	$6.8	$14.0	$4.6	$102.8	$107.4
U.S. state and local	5.3	(9.2)	(3.9)	2.7	12.8	15.5	1.7	0.4	2.1
Foreign	48.1	(2.2)	45.9	38.2	(13.5)	24.7	43.9	(11.5)	32.4
Total	$61.7	$15.7	$77.4	$48.1	$6.1	$54.2	$50.2	$91.7	$141.9

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2019		2018		2017
Statutory U.S. federal income tax rate (1)	$69.3	21.0%	$56.2	21.0%	$66.4	35.0%
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate	(16.3)	(4.9)	(26.8)	(10.0)	(80.3)	(42.4)
Changes in valuation allowances	18.8	5.7	(37.5)	(14.0)	45.3	23.9
Foreign exchange gain (loss), net	(2.8)	(0.8)	26.7	10.0	6.4	3.4
Unrecognized tax benefits	11.2	3.4	18.9	7.1	3.1	1.6
Foreign taxes	21.4	6.5	6.7	2.5	4.1	2.2
Non-deductible interest	0.3	0.1	4.8	1.8	9.8	5.2
Non-deductible expenses	3.8	1.2	3.8	1.4	4.6	2.4
Tax credits	(3.9)	(1.2)	(6.6)	(2.4)	(4.2)	(2.2)
Excess tax benefits relating to stock-based compensation	(11.4)	(3.5)	(6.6)	(2.4)	(13.1)	(6.9)
U.S. tax reform (2)	—	—	(12.5)	(4.7)	107.8	56.8
Base erosion and anti-abuse tax	4.3	1.3	2.7	1.0	—	—
Venezuela deconsolidation and impairment	—	—	—	—	(2.0)	(1.0)
U.S. state and local taxes, net	6.6	2.0	1.8	0.7	1.3	0.7
Other - net (3)	(23.9)	(7.3)	22.6	8.3	(7.3)	(4.0)
Total income tax provision / effective tax rate	$77.4	23.5%	$54.2	20.3%	$141.9	74.7%

(1)	The U.S. statutory rate has been used as management believes it is more meaningful to the Company.

(2)	Tax effect of the U.S. TCJA recorded under SAB 118.

(3)
In 2019, the Company recorded a tax benefit of $24.9 million in Luxembourg related to a local statutory impairment, which is fully offset by a tax expense of $24.9 million for the increase to the valuation allowance.

Deferred Tax Balances

	Year Ended December 31,
	2019	2018
Deferred tax asset
Tax loss, credit and interest carryforwards	$245.3	$238.5
Compensation and employee benefits	80.8	80.1
Accruals and other reserves	17.2	25.5
Research and development capitalization	6.5	7.7
Equity investment and other securities	28.3	20.1
Finance leases	19.1	—
Other	3.7	3.0
Total deferred tax assets	400.9	374.9
Less: valuation allowance	(178.3)	(159.0)
Total deferred tax assets, net of valuation allowance	222.6	215.9
Deferred tax liabilities
Goodwill and intangibles	(20.8)	(17.4)
Property, plant and equipment	(147.7)	(144.7)
Unremitted earnings	(6.0)	(7.4)
Long-term debt	(1.3)	(2.4)
Total deferred tax liabilities	(175.8)	(171.9)
Net deferred tax asset	$46.8	$44.0

Non-current assets	$162.3	$184.8
Non-current liability	(115.5)	(140.8)
Net deferred tax asset	$46.8	$44.0

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Tax loss, tax credit and interest carryforwards

	Year Ended December 31,
	2019	2018
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$75.9	$53.3
Expire after 10 years or indefinite carryforward	106.7	121.6
Tax credit carryforwards
Expire within 10 years	1.9	17.3
Expire after 10 years or indefinite carryforward	24.4	20.9
Interest carryforwards (1)
Expire within 10 years	1.2	2.2
Expire after 10 years or indefinite carryforward	35.2	23.2
Total tax loss, tax credit and interest carryforwards	$245.3	$238.5

(1)	Net of unrecognized tax benefits
Utilization of our tax loss, tax credit and interest carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the tax loss, tax credit and interest carryforwards before their utilization.
Valuation allowance

	Year Ended December 31,
	2019	2018
Non-U.S.	$175.8	$133.8
U.S.	2.5	25.2
Total valuation allowance	$178.3	$159.0

Valuation allowances relate primarily to the tax loss and tax credit carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards from operations in Luxembourg and Netherlands, of $151.5 million and $113.6 million at December 31, 2019 and 2018, respectively. The U.S. valuation allowance relates to state net deferred tax assets.
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2019	2018	2017
Total gross unrecognized tax benefits at January 1	$37.0	$17.2	$12.3
Increases related to positions taken on items from prior years	3.9	3.4	1.9
Decreases related to positions taken on items from prior years	(1.0)	(1.8)	—
Increases related to positions taken in the current year	5.5	18.2	3.0
Settlement of uncertain tax positions with tax authorities	(0.1)	—	—
Total gross unrecognized tax benefits at December 31	45.3	37.0	17.2
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	5.0	3.1	1.2
Total gross unrecognized tax benefits at December 31, including interest and penalties	$50.3	$40.1	$18.4

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$31.7	$25.2	$9.7
Interest and penalties included as components of the Provision (benefit) for income taxes	$1.9	$1.9	$0.1

(1)	Accrued interest and penalties are included within the related tax liability line in the balance sheet.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The Company is subject to income tax in approximately 46 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, Brazil, China, Germany, Mexico and Switzerland. The statute of limitations varies by jurisdiction with 2009 being the oldest tax year still open in the material jurisdictions. Certain of our German subsidiaries are under tax examination for calendar years 2010 to 2017. The Company is also under audit in other jurisdictions outside of Germany for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 will be indemnified by DuPont. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods that could be material.
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

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Net income to common shareholders	$249.0	$207.1	$36.7
Basic weighted average shares outstanding	233.9	239.0	240.4
Diluted weighted average shares outstanding	235.8	242.9	246.1
Net income per common share:
Basic net income per share	$1.06	$0.87	$0.15
Diluted net income per share	$1.06	$0.85	$0.15

The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2019, 2018 and 2017 were 2.6 million, 2.6 million and 1.8 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET

	Year Ended December 31,
	2019	2018
Accounts receivable—trade, net (1)	$718.4	$739.9
Notes receivable	24.7	36.1
Other	87.0	84.8
Total	$830.1	$860.8

(1)	Allowance for doubtful accounts was $16.0 million and $15.4 million at December 31, 2019 and 2018, respectively.
Bad debt expense of $5.5 million, $2.3 million and $3.5 million was included within selling, general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(14)    INVENTORIES

	Year Ended December 31,
	2019	2018
Finished products	$327.4	$334.0
Semi-finished products	109.9	108.0
Raw materials	133.7	149.9
Stores and supplies	20.6	21.1
Total	$591.6	$613.0

(15)    PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2019	2018
Land				$84.5	$85.7
Buildings and improvements	5	-	25	541.6	522.4
Machinery and equipment	5	-	25	1,324.1	1,333.2
Software	5	-	7	128.3	159.5
Other	3	-	20	71.5	45.7
Construction in progress				81.9	72.3
Total				2,231.9	2,218.8
Accumulated depreciation				(1,008.9)	(920.6)
Property, plant and equipment, net				$1,223.0	$1,298.2

Depreciation amounted to $169.9 million, $183.4 million and $176.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We capitalized interest of $2.0 million, $4.0 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(16)    OTHER ASSETS

	Year Ended December 31,
	2019	2018
Available for sale securities	$1.6	$1.7
Deferred income taxes—non-current	162.3	184.8
Business incentive payment assets	191.2	190.8
Operating lease ROU assets (1)	95.6	—
Other assets (2)	138.1	111.8
Total	$588.8	$489.1

(1)	As a result of adopting ASU 2016-02, operating lease ROU assets were recognized beginning January 1, 2019. See Note 7 for further information on the adoption of ASU 2016-02.

(2)
Includes other upfront incentives made in conjunction with long-term customer commitments of $71.0 million and 49.8 million at December 31, 2019 and 2018, respectively, which will be repaid in future periods.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(17)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2019	2018
Accounts Payable
Trade payables	$442.0	$477.8
Non-income taxes	20.5	21.4
Other	21.2	23.6
Total	$483.7	$522.8

Other Accrued Liabilities
Compensation and other employee-related costs	$188.2	$163.2
Restructuring—current	76.5	60.3
Discounts, rebates, and warranties	148.2	157.8
Operating lease liabilities (1)	29.3	—
Income taxes payable	16.4	15.2
Other	86.7	79.1
Total	$545.3	$475.6

(1)	As a result of adopting ASU 2016-02, operating lease liabilities were recognized beginning January 1, 2019. See Note 7 for further information on the adoption of ASU 2016-02.
(18)    BORROWINGS
Borrowings are summarized as follows:

	Year Ended December 31,
	2019	2018
2024 Dollar Term Loans	$2,387.5	$2,411.8
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	375.2	383.3
2025 Euro Senior Notes	504.0	514.9
Short-term and other borrowings	109.0	103.8
Unamortized original issue discount	(10.5)	(12.6)
Unamortized deferred financing costs	(31.1)	(37.2)
Total borrowings	3,834.1	3,864.0
Less:
Short-term borrowings	19.6	17.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,790.2	$3,821.8

Senior Secured Credit Facilities, as amended
On December 15, 2016, Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B B.V.") and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings") executed the fourth amendment (the "Fourth Amendment") to the credit agreement (the “Credit Agreement”) governing our Senior Secured Credit Facilities. The Fourth Amendment (i) converted all of the outstanding U.S. Dollar term loans ($1,775.3 million) into a new tranche of term loans issued at par with principal of $1,545.0 million (the "2023 Dollar Term Loans"), (ii) converted all of the outstanding Euro term loans (€199.0 million) into a new tranche of term loans issued at par with principal of €400.0 million (the "2023 Euro Term Loans" and, together with the 2023 Dollar Term Loans, the "2023 Term Loans").
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Interest was and is payable quarterly on both the 2023 Term Loans and the 2024 Dollar Term Loans.
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
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2019, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
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
Under the Eighth Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Adjusted Eurocurrency Rate and 0.50% for loans based on the Base Rate with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.25:1.00 but less than or equal to 2.25:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.25:1.00. At December 31, 2019, the financial covenant is not applicable as there were no borrowings.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

On August 1, 2016, Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) decreasing the applicable interest margins and (ii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00.
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $700.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2019 and December 31, 2018, letters of credit issued under the Revolving Credit Facility totaled $38.8 million and $44.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $361.2 million and $355.2 million at December 31, 2019 and December 31, 2018, respectively.
Significant Transactions
In January 2020, we voluntarily prepaid $300.0 million of the outstanding 2024 Dollar Term Loans. See Note 24 for further detail.
During the year ended December 31, 2019, in connection with the Eighth Amendment discussed above, we recorded $1.8 million of incremental deferred financing costs directly associated with the modification of the Revolving Credit Facility.
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
Significant Terms of the Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% senior unsecured notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% senior unsecured notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively, the “2024 Senior Notes”).
On September 27, 2016, Dutch B B.V. ("the Dutch Issuer" and together with the U.S. Issuer, "the Issuers"), issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes” and together with the 2024 Senior Notes, "the Senior Notes").
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
In connection with the October 2018 Supplemental Indentures above, the Company became the parent guarantor of the Senior Notes. Additionally, we recorded a loss of $0.4 million comprised of fees directly associated with the indentures. No deferred financing costs or original issue discounts were written off as a result of the October 2018 Supplemental Indentures.
(i) 2024 Dollar Senior Notes
The 2024 Dollar Senior Notes were issued at 99.951% of par, or $2.0 million discount, and are due August 15, 2024. The 2024 Dollar Senior Notes bear interest at 4.875% which is payable semi-annually on February 15th and August 15th. We have the option to redeem all or part of the 2024 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15th of the years indicated:

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(ii) 2024 Euro Senior Notes
The 2024 Euro Senior Notes were issued at par and are due August 15, 2024. The 2024 Euro Senior Notes bear interest at 4.250% which is payable semi-annually on February 15th and August 15th. We have the option to redeem all or part of the 2024 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after August 15th of the years indicated:

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
(iii) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% which is payable semi-annually on January 15th and July 15th. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15th of the years indicated:

Period	2025 Euro Senior Notes Percentage
2020	102.813%
2021	101.875%
2022	100.938%
2023 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to January 15, 2020, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2025 Euro Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2025 Euro Senior Notes) at a redemption price of 103.750% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption. We have not exercised this option.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2019.

2020	$43.9
2021	26.7
2022	54.2
2023	27.1
2024	3,168.5
Thereafter	555.3
Total	$3,875.7

(19)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
Fair value of financial instruments
Equity securities with readily determinable fair values - Balances of equity securities are recorded within other assets, with any changes in fair value recorded within other (income) expense, net. The fair values of equity securities are based upon quoted market prices, which are considered Level 1 inputs.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2019 and December 31, 2018.

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Interest rate caps (1)	$—	$—	$—	$—	$—	$4.5	$—	$4.5
Cross-currency swaps (2)	—	14.4	—	14.4	—	14.1	—	14.1
Other assets:
Interest rate caps (1)	—	—	—	—	—	1.4	—	1.4
Cross-currency swaps (2)	—	8.0	—	8.0	—	—	—	—
Investments in equity securities	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities
Other accrued liabilities:
Interest rate caps (1)	—	1.3	—	1.3	—	—	—	—
Interest rate swaps (1)	—	8.9	—	8.9	—	—	—	—
Other liabilities:
Interest rate caps (1)	—	1.2	—	1.2	—	—	—	—
Interest rate swaps (1)	—	20.5	—	20.5	—	2.9	—	2.9
Cross-currency swaps (2)	—	—	—	—	—	8.8	—	8.8
Long-term borrowings:
2024 Dollar Senior Notes	—	520.2	—	520.2	—	474.9	—	474.9
2024 Euro Senior Notes	—	388.2	—	388.2	—	381.1	—	381.1
2025 Euro Senior Notes	—	520.7	—	520.7	—	497.5	—	497.5
2024 Dollar Term Loans	—	2,396.5	—	2,396.5	—	2,276.1	—	2,276.1

(1)	Cash flow hedge

(2)	Net investment hedge
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
During the year ended December 31, 2017, we entered into four 1.5% interest rate caps with aggregate notional amounts totaling $850.0 million to hedge the variable interest rate exposures on our 2024 Dollar Term Loans. Three of these interest rate caps, comprising $600.0 million of the notional value, expired December 31, 2019 and had a deferred premium of $8.6 million at inception. The fourth interest rate cap, comprising the remaining $250.0 million of the notional value, expires December 31, 2021 and had a deferred premium of $8.1 million at inception. All deferred premiums are paid quarterly over the term of the respective interest rate caps. These interest rate caps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive loss ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.

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
In January 2020, we executed an interest rate swap to hedge $200.0 million of notional on our variable 2024 Dollar Term Loan. See Note 24 for further detail.
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
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in AOCI:

	December 31,
	2019	2018
AOCI:
Interest rate caps (cash flow hedges)	$3.5	$(3.4)
Interest rate swaps (cash flow hedges)	29.4	3.0
Cross-currency swaps (net investment hedges)	(22.4)	(27.7)
Total	$10.5	$(28.1)

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the year ended December 31, 2019, 2018 and 2017 for these cash flow and net investment hedges.

		Year Ended December 31,
		2019		2018		2017
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$6.2	$(0.7)	$(7.3)	$(1.9)	$1.8	$(2.7)
Interest rate swaps	Interest expense, net	27.7	1.3	4.3	1.3	—	—
Cross-currency swaps	Interest expense, net	(31.9)	(14.7)	(37.1)	(9.4)	—	—

Over the next 12 months, we expect losses of $10.6 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps and interest rate swaps.
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
During the year ended December 31, 2017, we purchased a 1.25% interest rate cap with a notional amount of €388.0 million to hedge the variable interest rate exposures on our 2023 Euro Term Loans. We paid a premium equal to $0.6 million for the interest rate cap which was effective through December 31, 2019. Changes in the fair value of the derivative instrument are recorded in current period earnings and are included in interest expense.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31,
		2019	2018	2017
Foreign currency forward contracts	Other (income) expense, net	$2.8	$(7.9)	$11.2
Interest rate cap	Interest expense, net	—	—	0.6
Total		$2.8	$(7.9)	$11.8

(20)    SEGMENTS
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

During the year ended December 31, 2019, Axalta transitioned to using Adjusted EBIT as the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Year Ended December 31,
	2019	2018 (2)	2017 (2)
Net sales (1):
Refinish	$1,760.4	$1,759.6	$1,651.6
Industrial	1,163.0	1,273.5	1,031.7
Total Net sales Performance Coatings	2,923.4	3,033.1	2,683.3
Light Vehicle	1,208.4	1,307.2	1,337.1
Commercial Vehicle	350.4	355.7	356.6
Total Net sales Transportation Coatings	1,558.8	1,662.9	1,693.7
Total Net sales	$4,482.2	$4,696.0	$4,377.0
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$0.4	$0.4	$0.3
Transportation Coatings	(0.1)	(0.1)	0.7
Total	$0.3	$0.3	$1.0

	December 31, 2019	December 31, 2018	December 31, 2017
Investment in unconsolidated affiliates:
Performance Coatings	$2.4	$2.7	$2.9
Transportation Coatings	12.7	12.7	12.6
Total	$15.1	$15.4	$15.5

(1)	The Company has no intercompany sales between segments.

(2)	Net sales by segment for the years ended December 31, 2018 and 2017 were recast to include amounts previously classified as other revenue. See Note 1 for further information on the reclassification.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Segment Adjusted EBIT (1):
Performance Coatings	$449.1	$399.5	$309.3
Transportation Coatings	137.4	134.9	190.8
Total (2)	586.5	534.4	500.1
Interest expense, net	162.6	159.6	147.0
Debt extinguishment and refinancing related costs (a)	0.2	9.5	13.4
Termination benefits and other employee related costs (b)	35.2	81.7	35.2
Strategic review and retention costs (c)	13.4	—	—
Offering and transactional costs (d)	1.0	1.0	26.1
Loss on divestiture, impairment and deconsolidation (e)	21.1	—	77.9
Pension special events (f)	(0.9)	—	1.2
Accelerated depreciation (g)	24.3	10.3	6.0
Indemnity (income) losses (h)	(0.4)	4.3	(0.1)
Change in fair value of equity investments (i)	—	0.5	—
Step-up inventory (j)	—	—	3.8
Income before income taxes	$330.0	$267.5	$189.6

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

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company.

(a)	Represents expenses related to the restructuring and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our previously announced comprehensive review of strategic alternatives, as well as retention awards for certain employees. These amounts are not considered indicative of our ongoing performance.

(d)
Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.
For the year ended December 31, 2017, the amount includes $7.7 million of integration costs and associated changes to estimates related to the 2017 acquisition of the Industrial Wood business that was a carve-out business from Valspar.

(e)
Represents the impacts recognized on the sale of our interest in a joint venture business, deconsolidation of a subsidiary, and the impairments of certain manufacturing facilities (see Note 5 for further information) which are not considered indicative of our ongoing operating performance. The amount for the year ended December 31, 2017 includes $7.6 million of impairments recorded to other (income) expense, net in the consolidated statements of operations. See Note 10 for further information.

(f)	Represents pension charges incurred from our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(g)
Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents indemnity (income) losses associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

(i)	Represents mark to market impacts of our equity investments, which we do not consider to be indicative of our ongoing operating performance.

(j)	Represents costs for non-cash fair value inventory adjustments associated with our business combinations, which we do not consider indicative of ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2019	2018 (1)	2017 (1)
North America	$1,795.1	$1,787.0	$1,610.5
EMEA	1,577.2	1,677.5	1,555.1
Asia Pacific	653.5	759.6	750.4
Latin America (2)	456.4	471.9	461.0
Total (3)	$4,482.2	$4,696.0	$4,377.0
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2019	2018
North America	$480.8	$477.4
EMEA	403.1	439.1
Asia Pacific	209.2	246.1
Latin America (2)	129.9	135.6
Total (4)	$1,223.0	$1,298.2

(1)	Net sales by region for the years ended December 31, 2018 and 2017 were recast to include amounts previously classified as other revenue. See Note 1 for further information on the reclassification.

(2)	Includes Mexico

(3)
Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 9%, 11% and 12% of the total for the years ended December 31, 2019, 2018 and 2017, respectively. Sales to external customers in Germany represented approximately 8% of the total for the years ended December 31, 2019, 2018 and 2017, respectively. Mexico represented 6% of the total for the years ended December 31, 2019, 2018 and 2017. Canada, which is included in the North America region, represents approximately 4% of total net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)
Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $233.6 million and $243.6 million in the years ended December 31, 2019 and 2018, respectively. China long-lived assets amounted to $171.0 million and $203.8 million in the years ended December 31, 2019 and 2018, respectively. Brazil long-lived assets amounted to approximately $51.9 million and $58.0 million in the years ended December 31, 2019 and 2018, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $25.0 million and $25.1 million in the years ended December 31, 2019 and 2018, respectively.

(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(299.4)	$(36.4)	$—	$(0.3)	$(336.1)
Current year deferrals to AOCI	(0.2)	(33.2)	—	(28.8)	(62.2)
Reclassifications from AOCI to Net income	2.6	(0.3)	—	0.5	2.8
Net Change	2.4	(33.5)	—	(28.3)	(59.4)
Balance, December 31, 2019	$(297.0)	$(69.9)	$—	$(28.6)	$(395.5)

The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2019 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2019 was $4.3 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance at January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	(90.6)	(5.8)	—	1.7	(94.7)
Reclassifications from AOCI to Net income	—	0.8	—	(0.4)	0.4
Net Change	(90.6)	(5.0)	—	1.3	(94.3)
Balance, December 31, 2018	$(299.4)	$(36.4)	$—	$(0.3)	$(336.1)

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
The cumulative income tax benefit related to pension plan adjustments at December 31, 2017 was $13.0 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2017 were $0.6 million.
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
Based on this lack of exchangeability, the continued political unrest, the recent drop in demand for our business and the losses incurred, we concluded that we no longer met the accounting criteria of control in order to continue consolidating our Venezuelan operations and accounted for our investments in our Venezuelan subsidiary under the cost method of accounting. As a result of this change, we recorded a loss of $70.9 million on our consolidated statement of operations within other operating charges during the year ended December 31, 2017. This loss was comprised of the subsidiary's net assets for $30.0 million, counterparty intercompany receivables with our Venezuela subsidiary for $35.0 million and unrealized actuarial losses associated with pension plans in accumulated other comprehensive income of $5.9 million. The value of the cost investment and all previous intercompany balances were recorded at zero as of December 31, 2017 and remain as such as of December 31, 2019. Further, our consolidated balance sheet and statement of operations excludes the results of our Venezuelan operations. We will recognize income only to the extent that we are paid for inventory we sell or receive cash dividends from our Venezuelan legal entity.
Prior to deconsolidation, for the year ended December 31, 2017, our Venezuelan subsidiary's net sales represented $2.5 million of our consolidated net sales, represented a loss of $2.8 million of our consolidated income from operations, and represented net losses of $5.8 million of our consolidated net income.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(23)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018, respectively:

(In millions, except per share data)
2019	March 31	June 30	September 30	December 31	Full Year
Net sales	$1,119.3	$1,157.5	$1,107.0	$1,098.4	$4,482.2
Cost of goods sold	751.3	748.4	707.4	710.8	2,917.9
Income from operations	98.6	157.9	123.0	108.7	488.2
Net income	44.1	99.9	66.4	42.2	252.6
Net income attributable to controlling interests	43.4	98.4	65.5	41.7	249.0
Basic net income per share	$0.19	$0.42	$0.28	$0.18	$1.06
Diluted net income per share	$0.18	$0.42	$0.28	$0.18	$1.06

2018	March 31	June 30	September 30(1)	December 31	Full Year
Net sales	$1,172.0	$1,212.2	$1,146.0	$1,165.8	$4,696.0
Cost of goods sold	776.0	793.8	759.1	777.4	3,106.3
Income from operations	120.0	146.5	47.8	127.8	442.1
Net income (loss)	71.0	77.1	(11.6)	76.8	213.3
Net income (loss) attributable to controlling interests	69.9	74.9	(13.1)	75.4	207.1
Basic net income (loss) per share	$0.29	$0.31	$(0.05)	$0.32	$0.87
Diluted net income (loss) per share	$0.28	$0.31	$(0.05)	$0.32	$0.85

(1)
During the three months ended September 30, 2018, the Company announced the closure of the Mechelen, Belgium manufacturing facility and recorded severance costs of $70.6 million. See further discussion in Note 5.

(24)    SUBSEQUENT EVENTS
2024 Dollar Term Loans Prepayment and Interest Rate Swap
In January 2020, we voluntarily prepaid $300.0 million of the outstanding principal on our 2024 Dollar Term Loans. As a result of the prepayment, we will record a loss on extinguishment of debt of $2.7 million. Concurrent with the prepayment, we executed an interest rate swap to hedge $200.0 million of notional on our variable 2024 Dollar Term Loans at a fixed interest rate of 1.61%, which matures in December 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2020 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Delinquent Section 16(a) Reports", respectively and is incorporated herein by reference.
The executive officers of the Company are appointed by the Board of Directors. The information required by this item is set forth below.
The following table provides information regarding our executive officers:

Name	Age*	Position
Robert W. Bryant	51	Chief Executive Officer and President
Steven R. Markevich	60	Executive Vice President and President, Transportation Coatings and Greater China
Sean M. Lannon	41	Senior Vice President and Chief Financial Officer
Brian A. Berube	57	Senior Vice President, General Counsel and Corporate Secretary
*As of February 19, 2020
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

Brian A. Berube
Brian A. Berube, age 57, has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2019. Previously, Mr. Berube was Senior Vice President and General Counsel of Cabot Corporation, a position he held from March 2003 until June 2019. Prior to this appointment, Mr. Berube held various roles at Cabot, which he joined in 1994. Prior to joining Cabot, Mr. Berube was a corporate attorney at Choate, Hall & Stewart, a Boston law firm, and a law clerk with the New Hampshire Supreme Court. He earned his B.A. in Political Science from the College of the Holy Cross and a J.D. from Boston College Law School.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Delinquent Section 16(a) Reports", respectively and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2019 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2019, 2018 and 2017 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2019	$15.4	5.5	(4.9)	$16.0
2018	$15.9	2.3	(2.8)	$15.4
2017	$13.7	3.5	(1.3)	$15.9

(1)	Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2019	$159.0	44.9	(25.6)	$178.3
2018	$214.2	11.9	(67.1)	$159.0
2017	$135.4	78.8	—	$214.2

(1)	Additions and deductions include charges to goodwill and foreign currency translation impact.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

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

4.6	Description of the Axalta Coating Systems Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Dutch borrower, Axalta Coating Systems U.S. Holdings, Inc., as U.S. borrower, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.5*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.6*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.7*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.8*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.9*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Subsidiary Guaranty, dated as of February 1, 2013, among the guarantors named therein, the additional guarantors referred to therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.43*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.44*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.45*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.48*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.49*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.50*
Form of Restricted Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.51*
Form of Restricted Stock Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.52*
Form of Performance Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.53*
Form of Performance Share Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.54*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.55*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.56*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.57*
Asset Purchase Agreement by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company, dated as of April 11, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on April 12, 2017)

10.58*
Amendment to Asset Purchase Agreement, dated as of May 31, 2017, by and between The Valspar Corporation, Axalta Coating Systems Ltd. and, solely for purposes of Section 5.1(a), 5.1(b), 5.3, 5.8, 5.13 and 10.13, The Sherwin-Williams Company (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 3, 2017)

10.59*
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.60*
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.61*
Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.62*
Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.63*
Form of Performance Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.64*
Form of Performance Share Agreement for U.S. Employees (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.65*
Form of Stock Option Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.66*
Form of Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.67*
Form of Performance Share Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.68*
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.69*
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 3, 2018)

10.70*
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on July 26, 2018)

10.71*
Amendment to Second Amended and Restated Executive Restrictive Covenant and Severance Agreement among the Company, Axalta Coating Systems, LLC and Charles W. Shaver, dated as of July 25, 2018 (incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on October 25, 2018)

10.72*
Offer Letter between the Company and Terrence S. Hahn, dated as of July 25, 2018 (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on October 25, 2018)

10.73*
Consulting Agreement between the Company and Michael F. Finn, dated as of November 15, 2018 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 26, 2019)

10.74*
Employment Separation Agreement and Mutual General Release between the Company and Terrence S. Hahn, dated as of November 20, 2018 (incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 26, 2019)

10.75*
Form of Performance Share Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant's Quarterly Report on Form 10Q (File No. 001-36733) filed with the SEC on April 25, 2019)

10.76*
Form of Performance Share Unit Agreement for Non - U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant's Quarterly Report on Form 10Q (File No. 001-36733) filed with the SEC on April 25, 2019)

10.77*
Amendment No. 8 to the Credit Agreement, dated as of June 28, 2019, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on June 28, 2019)

10.78*	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on September 12, 2019)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2020.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Robert W. Bryant	Chief Executive Officer and President	February 19, 2020
Robert W. Bryant	(Principal Executive Officer)

/s/ Sean M. Lannon	Senior Vice President and Chief Financial Officer	February 19, 2020
Sean M. Lannon	(Principal Financial Officer)

/s/ Anthony Massey	Vice President and Global Controller	February 19, 2020
Anthony Massey	(Principal Accounting Officer)

/s/ Mark Garrett	Chairman of the Board and Director	February 19, 2020
Mark Garrett

/s/ William Cook	Director	February 19, 2020
William Cook

/s/ Deborah J. Kissire	Director	February 19, 2020
Deborah J. Kissire

/s/ Elizabeth C. Lempres	Director	February 19, 2020
Elizabeth C. Lempres

/s/ Robert M. McLaughlin	Director	February 19, 2020
Robert M. McLaughlin

/s/ Samuel L. Smolik	Director	February 19, 2020
Samuel L. Smolik