Form 10-Q
period 2020-03-31
Axalta Coating Systems Ltd.
filed 2020-05-06
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, there were 235,268,510 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$983.5	$1,119.3
Cost of goods sold	646.8	751.3
Selling, general and administrative expenses	195.4	215.6
Other operating charges	31.6	7.1
Research and development expenses	16.6	18.2
Amortization of acquired intangibles	28.0	28.5
Income from operations	65.1	98.6
Interest expense, net	36.5	41.3
Other expense (income), net	0.8	(1.0)
Income before income taxes	27.8	58.3
(Benefit) provision for income taxes	(24.6)	14.2
Net income	52.4	44.1
Less: Net income attributable to noncontrolling interests	0.2	0.7
Net income attributable to controlling interests	$52.2	$43.4
Basic net income per share	$0.22	$0.19
Diluted net income per share	$0.22	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income	$52.4	$44.1
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(86.5)	13.3
Unrealized loss on derivatives	(40.7)	(14.6)
Unrealized (loss) gain on pension plan obligations	(0.2)	0.5
Other comprehensive loss, before tax	(127.4)	(0.8)
Income tax benefit related to items of other comprehensive loss	(5.8)	(1.7)
Other comprehensive (loss) income, net of tax	(121.6)	0.9
Comprehensive (loss) income	(69.2)	45.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	(3.0)	1.2
Comprehensive (loss) income attributable to controlling interests	$(66.2)	$43.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$657.2	$1,017.5
Restricted cash	2.8	3.0
Accounts and notes receivable, net	777.6	830.1
Inventories	596.1	591.6
Prepaid expenses and other current assets	155.6	131.2
Total current assets	2,189.3	2,573.4
Property, plant and equipment, net	1,163.1	1,223.0
Goodwill	1,197.3	1,208.9
Identifiable intangibles, net	1,179.1	1,223.9
Other assets	661.9	588.8
Total assets	$6,390.7	$6,818.0
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$489.8	$483.7
Current portion of borrowings	40.2	43.9
Other accrued liabilities	477.2	545.3
Total current liabilities	1,007.2	1,072.9
Long-term borrowings	3,479.5	3,790.2
Accrued pensions	275.4	285.2
Deferred income taxes	108.6	115.5
Other liabilities	179.2	144.6
Total liabilities	5,049.9	5,408.4
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 250.5 and 250.1 shares issued at March 31, 2020 and December 31, 2019, respectively	250.4	249.9
Capital in excess of par	1,478.1	1,474.1
Retained earnings	493.9	443.2
Treasury shares, at cost, 15.2 shares at March 31, 2020 and December 31, 2019	(417.5)	(417.5)
Accumulated other comprehensive loss	(513.9)	(395.5)
Total Axalta shareholders’ equity	1,291.0	1,354.2
Noncontrolling interests	49.8	55.4
Total shareholders’ equity	1,340.8	1,409.6
Total liabilities and shareholders’ equity	$6,390.7	$6,818.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive income (loss)	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Noncontrolling interests of acquired subsidiaries	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	$250.4	$1,478.1	$493.9	$(417.5)	$(513.9)	$49.8	$1,340.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income:
Net income	—	—	—	43.4	—	—	0.7	44.1
Net realized and unrealized loss on derivatives, net of tax benefit of $2.2 million	—	—	—	—	—	(12.4)	—	(12.4)
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	—	—	—
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	12.8	0.5	13.3
Total comprehensive income	—	—	—	43.4	—	0.4	1.2	45.0
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Recognition of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Shares issued under compensation plans	1.1	1.7	9.7	—	—	—	—	11.4
Noncontrolling interests of acquired subsidiaries	—	—	5.7	—	—	—	(32.1)	(26.4)
Common stock purchases	(2.5)	—	—	—	(65.8)	—	—	(65.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance at March 31, 2019	234.2	$247.0	$1,431.6	$241.3	$(378.0)	$(335.7)	$73.4	$1,279.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$52.4	$44.1
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	86.6	91.6
Amortization of deferred financing costs and original issue discount	2.2	2.2
Debt extinguishment and refinancing related costs	2.4	—
Deferred income taxes	(45.7)	0.4
Realized and unrealized foreign exchange losses, net	3.7	0.9
Stock-based compensation	5.1	6.7
Divestitures and impairment charges	0.5	5.2
Interest income on swaps designated as net investment hedges	(3.7)	(3.5)
Other non-cash, net	(1.9)	(0.3)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	5.4	(90.4)
Inventories	(27.1)	(22.2)
Prepaid expenses and other assets	(38.2)	(60.5)
Accounts payable	29.0	35.4
Other accrued liabilities	(73.3)	(69.2)
Other liabilities	1.8	1.7
Cash used for operating activities	(0.8)	(57.9)
Investing activities:
Acquisitions, net of cash acquired	—	(1.7)
Purchase of property, plant and equipment	(22.7)	(20.5)
Interest proceeds on swaps designated as net investment hedges	3.7	3.5
Other investing activities, net	0.4	(0.1)
Cash used for investing activities	(18.6)	(18.8)
Financing activities:
Payments on short-term borrowings	(10.6)	(11.3)
Payments on long-term borrowings	(307.2)	(7.3)
Financing-related costs	—	(0.9)
Purchases of common stock	—	(65.7)
Net cash flows associated with stock-based awards	(1.1)	11.4
Purchase of noncontrolling interests	(1.6)	(26.9)
Other financing activities, net	(0.8)	(1.1)
Cash used for financing activities	(321.3)	(101.8)
Decrease in cash	(340.7)	(178.5)
Effect of exchange rate changes on cash	(19.8)	0.8
Cash at beginning of period	1,020.5	696.4
Cash at end of period	$660.0	$518.7

Cash at end of period reconciliation:
Cash and cash equivalents	$657.2	$501.1
Restricted cash	2.8	2.8
Cash and restricted cash held for sale	—	14.8
Cash at end of period	$660.0	$518.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2020 and December 31, 2019, the results of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the three months ended March 31, 2020 and 2019. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies Updates
Reclassifications
The condensed consolidated statements of operations for the three months ended March 31, 2019 have been updated for comparability with the current year presentation to separately present other operating charges as detailed in our annual report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Guidance
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses” under a modified retrospective approach for all financial assets. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this standard primarily impact the allowance for doubtful accounts on our trade receivables, in which we have applied historical loss percentages, combined with reasonable and supportable forecasts of future losses to the respective aging categories. Adoption of ASU 2016-13 at January 1, 2020 resulted in a one-time loss to retained earnings of $1.5 million on our condensed consolidated balance sheets and statements of shareholders' equity for the three months ended March 31, 2020.
On March 12, 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable from March 12, 2020 to December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. As of March 31, 2020, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
Accounting Guidance Issued But Not Yet Adopted
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
Risks and Uncertainties
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. If the global pandemic continues to grow and evolves into an even more prolonged health crisis, the effects could have a material adverse impact to the Company's results of operations, financial condition and cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at March 31, 2020 and December 31, 2019 were $36.7 million and $37.5 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At March 31, 2020 and December 31, 2019, the total carrying value of BIPs were $191.4 million and $191.2 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, $16.9 million and $17.1 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $96.4 million and $79.0 million at March 31, 2020 and December 31, 2019, respectively, which will be repaid in future periods.
See Note 16 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2019 to March 31, 2020 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
Balance at December 31, 2019	$1,130.9	$78.0	$1,208.9
Foreign currency translation	(11.0)	(0.6)	(11.6)
Balance at March 31, 2020	$1,119.9	$77.4	$1,197.3

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$537.1	$(321.9)	$215.2	10.4
Trademarks - indefinite-lived	263.1	—	263.1	Indefinite
Trademarks - definite-lived	98.8	(31.5)	67.3	15.8
Customer relationships	903.8	(276.8)	627.0	19.0
Other	15.2	(8.7)	6.5	5.0
Total	$1,818.0	$(638.9)	$1,179.1

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$540.2	$(310.6)	$229.6	10.4
Trademarks—indefinite-lived	264.9	—	264.9	Indefinite
Trademarks—definite-lived	99.7	(30.1)	69.6	15.8
Customer relationships	923.8	(271.3)	652.5	19.1
Other	15.2	(7.9)	7.3	5.0
Total	$1,843.8	$(619.9)	$1,223.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2020 and each of the succeeding five years is:

Remainder of 2020	$85.1
2021	111.1
2022	108.9
2023	69.9
2024	65.1
2025	64.5

(4)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities associated with our Axalta Way initiatives. During the three months ended March 31, 2020 and 2019, we incurred restructuring costs, net of changes to estimates, of $18.5 million and $1.3 million, respectively. These amounts are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be completed within 12 to 24 months from the balance sheet date.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2019 to March 31, 2020:

2020 Activity
Balance at December 31, 2019	$78.0
Expenses, net of changes to estimates	18.5
Payments made	(13.5)
Foreign currency translation	(0.9)
Balance at March 31, 2020	$82.1

The impacts to pre-tax earnings from incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium, for the three months ended March 31, 2020 and 2019 were $8.1 million and $6.1 million, respectively, which were recorded to cost of goods sold on the condensed consolidated statements of operations.
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At March 31, 2020 and December 31, 2019, we had outstanding bank guarantees of $11.0 million and $11.6 million, respectively. Most of our bank guarantees expire between 2020 and 2026, while others do not have specified expiration dates. We monitor the obligations to evaluate whether we have a liability at the balance sheet date. At March 31, 2020, we recorded a liability related to our outstanding bank guarantees of $1.0 million. We did not have any liabilities related to our outstanding bank guarantees recorded at December 31, 2019.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage incurred by us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time. The potential effects, if any, on our condensed consolidated financial statements will be recorded in the period in which these matters are probable and estimable. We believe that any sum we may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but, however, could have a material adverse impact in a particular quarterly reporting period.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The amounts recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable, but that a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but, however, could have a material adverse impact in a particular quarterly reporting period.
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.8	$1.9
Interest cost	2.3	3.2
Expected return on plan assets	(3.2)	(3.5)
Amortization of actuarial loss, net	1.0	0.5
Plan curtailments	(1.2)	—
Net periodic benefit cost	$0.7	$2.1

All non-service components of net periodic benefit cost are recorded in other expense (income), net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2020 and 2019, we recognized expenses of $5.1 million and $6.7 million, respectively, for stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits of $0.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
2020 Activity
In February 2020, we granted restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. During 2020, the Company withheld shares and used cash to settle the employee's tax portion of certain vestings in the amount of $1.4 million.
A summary of award activity by type for the three months ended March 31, 2020 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	3.0	$25.92
Granted	—	$—
Exercised (1)	—	$15.63
Forfeited (1)	—	$29.87
Outstanding at March 31, 2020	3.0	$25.99
Vested and expected to vest at March 31, 2020	3.0	$25.99	$3.6	5.48
Exercisable at March 31, 2020	2.4	$25.58	$3.6	4.68

(1)	Activity during the three months ended March 31, 2020 rounds to zero.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Cash received by the Company upon exercise of options for the three months ended March 31, 2020 was $0.3 million. No excess tax benefits or shortfall expenses were recorded related to these exercises.
At March 31, 2020, there is $2.0 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.4 years.

Restricted Stock Awards and Restricted Stock Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	1.2	$28.45
Granted	0.4	$29.73
Vested	(0.4)	$28.36
Forfeited (1)	—	$27.65
Outstanding at March 31, 2020	1.2	$28.99

(1)	Activity during the three months ended March 31, 2020 rounds to zero.
Tax shortfall expenses on the vesting of restricted stock and restricted stock units during the three months ended March 31, 2020 was $0.2 million.
At March 31, 2020, there is $20.6 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.

Performance Stock Awards and Performance Share Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	0.5	$32.11
Granted	0.4	$31.88
Vested	(0.1)	$38.11
Forfeited	(0.1)	$33.81
Outstanding at March 31, 2020	0.7	$31.15
At March 31, 2020, there is $9.1 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.5 years. The forfeitures include performance stock awards and performance share units that vested below target.
(8)    OTHER EXPENSE (INCOME), NET

	Three Months Ended March 31,
	2020	2019
Foreign exchange losses, net	$2.3	$2.4
Debt extinguishment and refinancing related costs	2.4	—
Other miscellaneous income, net	(3.9)	(3.4)
Total	$0.8	$(1.0)

(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Effective Tax Rate	(88.5)%	24.3%

The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the three months ended March 31, 2020 and are discussed in further detail below.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

On January 1, 2020, we completed an intra-entity transfer of certain intellectual property rights (the “IP”) to our Swiss subsidiary, where our EMEA regional headquarters is located. The transfer of the IP did not result in a taxable gain; however, it did result in step-up of the Swiss tax-deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of the IP, which was transferred at fair value. We applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. Consequently, this transaction resulted in the recognition of a deferred tax asset at the applicable Swiss tax rate, resulting in a one-time tax benefit of $50.5 million during the three months ended March 31, 2020. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority (“GTA”) indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company disagrees with the conclusions of the GTA based on the technical merits of our positions, after extensive discussions with the GTA and to avoid a potentially long and costly litigation process, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters and expects to reach a formal agreement in the coming months. As a result of these changes, the Company recorded a charge to income tax expense of $14.3 million during the three months ended March 31, 2020. The Company is also currently under audit in Germany for tax years 2014-2017 and is prepared to vigorously defend itself on these matters.
In April 2020, we became aware of a potential new interpretation of a non-U.S. tax law and its application to certain transactions that was not previously reasonably knowable by us. We are evaluating this new information and the effect, if any, on our tax positions. The potential impact, if any, on our financial statements is not yet estimable at this time, but would be adverse and could be material.
(10)    NET INCOME PER COMMON SHARE
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

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Net income to common shareholders	$52.2	$43.4
Basic weighted average shares outstanding	234.9	234.1
Diluted weighted average shares outstanding	235.9	236.6
Net income per common share:
Basic net income per share	$0.22	$0.19
Diluted net income per share	$0.22	$0.18
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019 were 2.6 million and 2.9 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in market or regulatory matters, and changes in customer payment terms, including the impacts from COVID-19.

	March 31, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$661.7	$718.4
Notes receivable	26.3	24.7
Other	89.6	87.0
Total	$777.6	$830.1

(1)	Allowance for doubtful accounts was $18.2 million and $16.0 million at March 31, 2020 and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Bad debt expense of $3.4 million and $1.0 million was included within selling, general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively.
(12)    INVENTORIES

	March 31, 2020	December 31, 2019
Finished products	$338.2	$327.4
Semi-finished products	103.4	109.9
Raw materials	134.2	133.7
Stores and supplies	20.3	20.6
Total	$596.1	$591.6

(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2020	December 31, 2019
Property, plant and equipment	$2,178.8	$2,231.9
Accumulated depreciation	(1,015.7)	(1,008.9)
Property, plant, and equipment, net	$1,163.1	$1,223.0

Depreciation expense amounted to $41.6 million and $45.4 million for the three months ended March 31, 2020 and 2019, respectively.
(14)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2020	December 31, 2019
2024 Dollar Term Loans	$2,081.4	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	371.5	375.2
2025 Euro Senior Notes	499.0	504.0
Short-term and other borrowings	104.7	109.0
Unamortized original issue discount	(8.8)	(10.5)
Unamortized deferred financing costs	(28.1)	(31.1)
Total borrowings	3,519.7	3,834.1
Less:
Short-term borrowings	15.9	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,479.5	$3,790.2

Revolving Credit Facility
At March 31, 2020 and December 31, 2019, letters of credit issued under the Revolving Credit Facility totaled $38.7 million and $38.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $361.3 million and $361.2 million at March 31, 2020 and December 31, 2019, respectively.
Significant Transactions
On January 11, 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. As a result of the prepayment, we recorded a loss on extinguishment of debt of $2.7 million consisting of the write off of unamortized deferred financing costs and original issue discounts of $1.5 million and $1.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2020.

Remainder of 2020	$32.8
2021	26.7
2022	54.2
2023	27.1
2024	2,864.8
Thereafter	551.0
Total	$3,556.6

(15)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2020 and December 31, 2019.

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$14.5	$—	$14.5	$—	$14.4	$—	$14.4
Foreign currency forward contracts (1) (3)	—	—	—	—	—	—	—	—
Other assets:
Cross-currency swaps (2)	—	26.7	—	26.7	—	8.0	—	8.0
Investments in equity securities	0.7	—	—	0.7	0.6	—	—	0.6
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	2.0	—	2.0	—	1.3	—	1.3
Interest rate swaps (1)	—	22.5	—	22.5	—	8.9	—	8.9
Other liabilities:
Interest rate caps (1)	—	1.5	—	1.5	—	1.2	—	1.2
Interest rate swaps (1)	—	46.8	—	46.8	—	20.5	—	20.5
Long-term borrowings:
2024 Dollar Senior Notes	—	489.0	—	489.0	—	520.2	—	520.2
2024 Euro Senior Notes	—	337.9	—	337.9	—	388.2	—	388.2
2025 Euro Senior Notes	—	455.5	—	455.5	—	520.7	—	520.7
2024 Dollar Term Loans	—	1,717.2	—	1,717.2	—	2,396.5	—	2,396.5

(1)	Cash flow hedge

(2)	Net investment hedge

(3)	Balance at March 31, 2020 rounds to zero.

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
During the three months ended March 31, 2020, we entered into two interest rate swaps with aggregate notional amounts totaling $400.0 million to hedge interest rate exposures associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at rates of 1.61% and 1.18% on $200.0 million of notional for each instrument, and in-turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on December 31, 2022. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive loss ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
During the three months ended March 31, 2020, we designated foreign currency forward contracts with a notional value of $5.0 million as cash flow hedges of the Company’s exposure to variability in exchange rates on forecasted purchases of inventory denominated in foreign currencies. These forward currency contracts are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to cost of goods sold in the same period or periods during which the hedged transactions affect earnings.
The following table presents the gains (losses) included in AOCI for derivative instruments that qualify and have been designated as cash flow and net investment hedges:

	March 31, 2020	December 31, 2019
AOCI:
Interest rate caps (cash flow hedges)	$4.3	$3.5
Interest rate swaps (cash flow hedges)	69.3	29.4
Foreign currency forward contracts (cash flow hedges) (1)	—	—
Cross-currency swaps (net investment hedges)	(41.2)	(22.4)
Total AOCI	$32.4	$10.5

(1)	Balance at March 31, 2020 rounds to zero.
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three months ended March 31, 2020 and 2019 for these cash flow and net investment hedges.

		For the Three Months Ended March 31,
		2020		2019
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$1.1	$0.3	$2.5	$(1.1)
Interest rate swaps	Interest expense, net	41.5	1.6	11.0	(0.1)
Foreign currency forward contracts (1)	Cost of goods sold	—	—	—	—
Cross-currency swaps	Interest expense, net	(22.5)	(3.7)	(13.3)	(3.6)

(1)	Activity during the three months ended March 31, 2020 rounds to zero.
Over the next 12 months, we expect losses of $27.1 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense (income), net in the condensed consolidated statement of operations.

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that were not designated for hedge accounting treatment were recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2020	2019
Foreign currency forward contracts	Other expense (income), net	$(1.7)	$1.5

(16)    SEGMENTS
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Adjusted EBIT is the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended March 31,
	2020	2019
Net sales (1):
Refinish	$367.8	$405.5
Industrial	279.9	307.8
Total Net sales Performance Coatings	647.7	713.3
Light Vehicle	260.1	315.9
Commercial Vehicle	75.7	90.1
Total Net sales Transportation Coatings	335.8	406.0
Total Net sales	$983.5	$1,119.3
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$0.1	$0.1
Transportation Coatings	0.2	(0.4)
Total	$0.3	$(0.3)

	March 31, 2020	December 31, 2019
Investment in unconsolidated affiliates:
Performance Coatings	$2.0	$2.4
Transportation Coatings	12.8	12.7
Total	$14.8	$15.1

(1)	The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2020	2019
Segment Adjusted EBIT (1):
Performance Coatings	$79.4	$78.6
Transportation Coatings	25.8	34.2
Total (2)	105.2	112.8
Interest expense, net	36.5	41.3
Debt extinguishment and refinancing related costs (a)	2.4	—
Termination benefits and other employee related costs (b)	19.5	1.3
Strategic review and retention costs (c)	11.5	—
Offering and transactional costs (d)	0.1	0.6
Loss on divestiture and impairment (e)	0.5	5.2
Pension special event (f)	(1.2)	—
Accelerated depreciation (g)	8.1	6.1
Income before income taxes	$27.8	$58.3

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

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)
Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)
Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our recently concluded comprehensive review of strategic alternatives, as well as retention awards for certain employees which will be earned over a period of 18-24 months. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)
Represents expenses and associated changes to estimates related to the sale of our interest in a joint venture business and other impairments, which are not considered indicative of our ongoing operating performance.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, which we do not consider indicative of our ongoing operating performance.

(g)
Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(17)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(297.0)	$(69.9)	$(28.6)	$(395.5)
Current year deferrals to AOCI	(83.3)	—	(36.3)	(119.6)
Reclassifications from AOCI to Net income	—	(0.4)	1.6	1.2
Net Change	(83.3)	(0.4)	(34.7)	(118.4)
Balance at March 31, 2020	$(380.3)	$(70.3)	$(63.3)	$(513.9)

Included within reclassifications from AOCI to Net income for the three months ended March 31, 2020 was $1.2 million of curtailment gains. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2020 was $26.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2020 was $10.3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	adverse developments in economic conditions as a result of global coronavirus pandemic ("COVID-19") or otherwise;

•
the duration and spread of COVID-19 outbreak; its severity; actions taken to contain the virus, including government actions to mitigate the economic impact of the outbreak; how quickly and to what extent normal economic and operating conditions can resume; and how quickly and to what extent our customers and counterparties can recover from the negative impacts of the outbreak;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars, natural disasters, pandemics, and other health crises that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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

•
risks associated with changes in tax rates, laws or regulations, or the interpretation or application of tax laws and regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;

•	our substantial indebtedness;

•	our ability to obtain additional capital on commercially reasonable terms may be limited;

•	any statements of belief and any statements of assumptions underlying any of the foregoing;

•
other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 48 manufacturing facilities, four technology centers, 54 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 12.1% for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily driven by a net decrease in volumes of 11.8% as a result of decreased demand largely due to COVID-19 impacts, inclusive of negative impacts of portfolio changes of 1.5%, associated with the prior year sale of a consolidated joint venture, as well as impacts of unfavorable currency translation of 2.1%. Partially offsetting these declines was an increase from higher average selling price and product mix across both segments and all regions of 1.8%. The following trends have impacted our segment and end-market net sales performance:

•
Performance Coatings: Net sales decreased 9.2% driven primarily by a decrease in volumes of 9.8% as a result of decreased demand largely due to COVID-19 across both end-markets, inclusive of the negative net impacts of portfolio changes of 2.3% associated with the sale of our consolidated powder joint venture in China, as well as the impacts of unfavorable foreign currency translation of 1.9%. Partially offsetting the decline in volumes during the period was an increase in average selling prices of 2.5%, of which both end-markets positively contributed.

•
Transportation Coatings: Net sales decreased 17.3% driven primarily by a decrease in volumes of 15.2% as a result of decreased demand largely due to COVID-19 as well as the impacts of unfavorable foreign currency translation of 2.6%. Partially offsetting the decline in volumes during the period was an increase in average selling prices and product mix of 0.5% of which both end-markets positively contributed.

Our business serves four end-markets globally with net sales for the three months ended March 31, 2020 and 2019, as follows:

(In millions)	Three Months Ended March 31,		2020 vs 2019
	2020	2019	% change
Performance Coatings
Refinish	$367.8	$405.5	(9.3)%
Industrial	279.9	307.8	(9.1)%
Total Net sales Performance Coatings	647.7	713.3	(9.2)%
Transportation Coatings
Light Vehicle	260.1	315.9	(17.7)%
Commercial Vehicle	75.7	90.1	(16.0)%
Total Net sales Transportation Coatings	335.8	406.0	(17.3)%
Total Net sales	$983.5	$1,119.3	(12.1)%
Coronavirus (COVID-19) Pandemic
During the three months ended March 31, 2020, the COVID-19 pandemic had a significant adverse impact on the demand for our products, and, thus, our income from operations. These impacts were initially and more significantly prevalent in China; however, towards the end of the quarter, we began to see impacts in the rest of the countries and regions where we operate. We have taken action to both plan for and address the near-term impact on the decline in demand in certain areas of our business. The focus is on dynamically adjusting our cost structure as needed and has already included initial actions related to reducing discretionary spend across the organization. We are structurally positioned to adjust to demand disruptions given our highly variable cost structure. If the global pandemic continues to grow and evolves into an even more prolonged health crisis, the effects could have a material adverse impact to the Company's results of operations, financial condition and cash flows.
Consistent with the actions taken or recommended by governmental authorities, in March 2020, we elected to shut down certain of our manufacturing operations in regions around the world outside of China, where manufacturing operations were shut down in January and resumed in March. While the majority of our sites have remained in operation, production levels have been lowered to match customer demand. At our sites which are still in operation, we have taken steps to enhance safety standards in place to protect workers. A continued disruption to our production levels will have a substantial adverse effect on our financial condition, liquidity, and results of operations.
We are actively monitoring and managing supply chain challenges, including logistics, but thus far, there have been no significant disruptions. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Further, we are actively monitoring our customers credit situations, but at this point are not aware of any material changes to our customers' ability to settle outstanding receivables.

A significant portion of our workforce continues to work remotely while we monitor COVID-19 and adhere to government guidelines for safe operation. We currently expect to continue to be able to meet our customers' needs while ensuring the safety of our employees, customers and communities.
While we remain committed to our Axalta Way cost savings initiative and expect to meet our full year 2020 savings goals, the timing of achieving our established savings goals during the year may change as our focus has shifted to maximizing short-term liquidity amid the COVID-19 downturn. Our response to the COVID-19 downturn is anticipated to result in over $225 million in cash flow in 2020, comprised of over $100 million in cost savings as well as over $125 million in additional cash flow principally from reduced capital expenditures and deferred payments.
From a liquidity standpoint, we have $657.2 million of cash and cash equivalents and $361.3 million of available borrowing capacity under our Senior Secured Credit Facilities. We have no outstanding borrowing on the Revolving Credit Facility and therefore, are not currently subject to any financial covenants under the Senior Secured Credit Facility.
Capital and Liquidity Highlights
During the three months ended March 31, 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. See Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Strategic Review
On March 31, 2020, we announced that our Board of Directors concluded that the previously announced review of strategic alternatives was complete and that the ongoing execution of our strategic plan is the best alternative to maximize value for Axalta’s shareholders.
FACTORS AFFECTING OUR OPERATING RESULTS
Except as described in "Risk Factors" below, there have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the impact of COVID-19 as discussed herein.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	$983.5	$1,119.3	$(135.8)	(12.1)%
Volume effect				(10.3)%
Impact of portfolio changes				(1.5)%
Price/product mix effect				1.8%
Exchange rate effect				(2.1)%

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by subdued global automotive production and accelerated industrial slowdown primarily as a result of COVID-19 impacts as well as previously anticipated muted industrial trends and declines in light and commercial vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Brazilian Real and Chinese Renminbi compared to the U.S. dollar
● Negative impacts as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment
Partially offset by:
● Higher average selling prices across both segments and all regions

Cost of sales

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Cost of sales	$646.8	$751.3	$(104.5)	(13.9)%
% of net sales	65.8%	67.1%

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment
● Favorable impacts of currency translation of 1.6%, due primarily to the weakening of the Euro, Brazilian Real and Chinese Renminbi compared to the U.S. dollar
● Decline in stock-based compensation expense of $0.7 million due to management attrition in the prior year
● Decline in depreciation expense for operating equipment
● Decreased variable input costs across both segments
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation-related expense
Cost of sales as a percentage of net sales decreased slightly due to the following:
● Price and product mix increases to net sales combined with variable cost savings, partially offset by lower sales volumes covering fixed costs
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation-related expense
Selling, general and administrative expenses

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
SG&A	$195.4	$215.6	$(20.2)	(9.4)%

Selling, general and administrative expenses decreased due to the following:
● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Favorable impacts of currency translation of 3.0%, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
Other operating charges

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Other operating charges	$31.6	$7.1	$24.5	345.1%

Other operating charges increased due to the following:
● Expenses of $11.5 million associated with the recently concluded review of strategic alternatives as discussed above within "Business Highlights - Strategic Review" and retention costs
● Increase in termination benefits and other employee related costs associated with our cost saving initiatives of $18.2 million from $1.3 million in the prior year to $19.5 million in the current year

Partially offset by:
● Decrease driven by the absence of charges recognized during the three months ended March 31, 2019 within our Performance Coatings segment for a consolidated joint venture classified as held for sale at March 31, 2019 and sold during the three months ended June 30, 2019

Research and development expenses

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses	$16.6	$18.2	$(1.6)	(8.8)%

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives
● Favorable impacts of currency translation, which reduced expenses by 0.8%, due primarily to the weakening of the Euro compared to the U.S. dollar
Amortization of acquired intangibles

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Amortization of acquired intangibles	$28.0	$28.5	$(0.5)	(1.8)%

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency translation of 0.9%, primarily related to the weakening of the Euro compared to the U.S. dollar
Interest expense, net

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Interest expense, net	$36.5	$41.3	$(4.8)	(11.6)%

Interest expense, net decreased primarily due to the following:
● Decrease in principal base due to the prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period
● Weakening of the Euro compared to the U.S. Dollar of 3.0%
Partially offset by:
● Unfavorable impacts of our derivative instruments
Other expense (income), net

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Other expense (income), net	$0.8	$(1.0)	$1.8	(180.0)%

Other expense, net changed due to the following:
● Debt extinguishment and refinancing related costs of $2.4 million, driven primarily by the write off of unamortized deferred financing costs and original issue discounts in relation with the voluntary prepayment of $300.0 million of outstanding principal on our 2024 Dollar Term Loans in January 2020

Partially offset by:
● Increase in miscellaneous income, including pension curtailment benefits released from accumulated other comprehensive income for $1.2 million

(Benefit) provision for income taxes

	Three Months Ended March 31,
	2020	2019
Income before income taxes	$27.8	$58.3
(Benefit) provision for income taxes	(24.6)	14.2
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	(88.5)%	24.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	(109.5)%	3.3%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2020	2019
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(7.5)	$(2.6)
Changes in valuation allowance	5.5	2.6
Foreign exchange gain (loss), net	0.7	(0.6)
Stock-based compensation excess tax benefits, net	—	(3.6)
Non-deductible expenses and interest	1.3	1.6
Increase in unrecognized tax benefits (2)	17.9	0.8
Intra-entity asset transfer (3)	(50.5)	—

(1)	Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

(2)	Primarily related to charges recorded in connection with the income tax audit in Germany.

(3)	Related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings.
Performance Coatings Segment

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	$647.7	$713.3	$(65.6)	(9.2)%
Volume effect				(7.5)%
Impact of portfolio changes				(2.3)%
Price/product mix effect				2.5%
Exchange rate effect				(1.9)%

Adjusted EBIT	$79.4	$78.6	$0.8	1.0%
Adjusted EBIT Margin	12.3%	11.0%

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
● Negative impacts as a result of portfolio changes within our industrial end-market, which included the sale of consolidated joint venture interests during the second quarter of 2019 partially offset by an acquisition during the fourth quarter of 2019

Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT increased due to the following:
● Higher average selling prices across both end-markets and all regions
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower compensation expense and costs to support net sales

● Lower variable input costs across both end-markets
Partially offset by:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar

Transportation Coatings Segment

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	$335.8	$406.0	$(70.2)	(17.3)%
Volume effect				(15.2)%
Price/product mix effect				0.5%
Exchange rate effect				(2.6)%

Adjusted EBIT	$25.8	$34.2	$(8.4)	(24.6)%
Adjusted EBIT Margin	7.7%	8.4%

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19 as well as a previously anticipated decrease in vehicle builds
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro and Chinese Renminbi and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions, except EMEA as a result of product-mix

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as lower compensation expense and costs to support net sales

● Lower variable input costs across both end-markets
● Higher average selling prices across both end-markets and most regions
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2020, availability under the Revolving Credit Facility was $361.3 million, net of $38.7 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At March 31, 2020, we had $12.9 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $8.7 million.
We, or our affiliates, at any time and from time to time, may purchase shares of our common stock, the Senior Notes, prepay our Term Loans or other indebtedness. Any such purchases of our common stock or Senior Notes may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Cash Flows

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities:
Net income	$52.4	$44.1
Depreciation and amortization	86.6	91.6
Amortization of deferred financing costs and original issue discount	2.2	2.2
Debt extinguishment and refinancing related costs	2.4	—
Deferred income taxes	(45.7)	0.4
Realized and unrealized foreign exchange losses, net	3.7	0.9
Stock-based compensation	5.1	6.7
Divestitures and impairment charges	0.5	5.2
Interest income on swaps designated as net investment hedges	(3.7)	(3.5)
Other non-cash, net	(1.9)	(0.3)
Net income adjusted for non-cash items	101.6	147.3
Changes in operating assets and liabilities	(102.4)	(205.2)
Operating activities	(0.8)	(57.9)
Investing activities	(18.6)	(18.8)
Financing activities	(321.3)	(101.8)
Effect of exchange rate changes on cash	(19.8)	0.8
Net (decrease) in cash, cash equivalents and restricted cash	$(360.5)	$(177.7)
Three months ended March 31, 2020
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2020 was $0.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $101.6 million. This was offset by net uses of working capital of $102.4 million, for which the most significant drivers were decreases in other accrued liabilities of $73.3 million and increases in prepaid expenses and other assets of $38.2 million and inventory of $27.1 million, during the three months ended March 31, 2020. These outflows were primarily related to the timing of cash payments for employee related benefits, customer incentive payments, and payments of normal seasonal operating activities. Partially offsetting these outflows were increases in accounts payable of $29.0 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2020 was $18.6 million. The primary use was for purchases of property, plant and equipment of $22.7 million partially offset by interest proceeds on swaps designated as net investment hedges of $3.7 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2020 was $321.3 million. This change was driven primarily by the voluntary prepayment of $300.0 million of the outstanding principal on the 2024 Dollar Term Loans, routine repayments of $17.8 million on short-term and long-term borrowings, investments in noncontrolling interests of $1.6 million, and net cash outflows related to stock-based awards of $1.1 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2020 were unfavorable by $19.8 million, which was driven primarily by weakening of the Mexican Peso, British Pound, South African Rand and Russian Ruble compared to the U.S. Dollar.

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
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2019 was $101.8 million. This change was driven by payments of $18.6 million on short-term and long-term borrowings, purchases of treasury stock totaling $65.7 million, an investment in a non-controlling interest of $26.9 million and dividends to non-controlling interests. These payments were partially offset by cash received from stock option exercises of $11.4 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2019 were favorable by $0.8 million, which was driven primarily by the Chinese Renminbi.
Financial Condition
We had cash and cash equivalents at March 31, 2020 and December 31, 2019 of $657.2 million and $1,017.5 million, respectively. Of these balances, $471.8 million and $540.0 million were maintained in non-U.S. jurisdictions as of March 31, 2020 and December 31, 2019, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	March 31, 2020	December 31, 2019
2024 Dollar Term Loans	$2,081.4	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	371.5	375.2
2025 Euro Senior Notes	499.0	504.0
Short-term and other borrowings	104.7	109.0
Unamortized original issue discount	(8.8)	(10.5)
Unamortized deferred financing costs	(28.1)	(31.1)
Total borrowings	3,519.7	3,834.1
Less:
Short-term borrowings	15.9	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,479.5	$3,790.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 14 to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $361.3 million and $361.2 million at March 31, 2020 and December 31, 2019, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in the Company's contractual obligations since December 31, 2019.
Off-Balance Sheet Arrangements
See Note 5 "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth below.
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.
The impact of the coronavirus (COVID-19) has created significant volatility in the global economy and led to declining near-term, and uncertain longer-term, economic activity and conditions. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
Although we have continued to operate our facilities to date consistent with applicable governmental orders, the outbreak of COVID-19 and any preventive, protective or other actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and logistics networks, including business shutdowns and other disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our products and financial performance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended March 31, 2020:

(in thousands, except per share data)
Month	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Programs [2]	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program [2]
January 2020	—	$—	—	$261,155.2
February 2020	31.9	29.74	—	261,155.2
March 2020	—	—	—	261,155.2
Total	31.9	$29.74	—	$261,155.2
1 These amounts include share repurchases pursuant to the Company's 2014 Incentive Award Plan, as amended and restated (the "2014 Plan"), and applicable award agreements, under which participants may request the Company to withhold or may tender to the Company shares as satisfaction of applicable tax withholding on the vesting of restricted stock and performance stock. Shares so withheld or tendered will have been repurchased pursuant to the terms of the 2014 Plan and applicable award agreements and not pursuant to publicly announced share repurchase programs.
2 Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. There were no repurchases of our common shares under the program made during the three months ended March 31, 2020 and $413.8 million in prior periods. At March 31, 2020, the Company had remaining authorization to repurchase $261.2 million of our common shares. There is no expiration date on the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1	Form of Letter Agreement with Named Executive Officers

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AXALTA COATING SYSTEMS LTD.

Date:	May 6, 2020	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 6, 2020	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)