Form 10-Q
period 2020-06-30
Axalta Coating Systems Ltd.
filed 2020-07-29
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 23, 2020, there were 235,359,947 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$652.7	$1,157.5	$1,636.2	$2,276.8
Cost of goods sold	499.2	748.4	1,146.0	1,499.7
Selling, general and administrative expenses	154.2	202.4	349.6	418.0
Other operating charges	24.7	2.5	56.3	9.6
Research and development expenses	11.2	17.9	27.8	36.1
Amortization of acquired intangibles	27.9	28.4	55.9	56.9
(Loss) income from operations	(64.5)	157.9	0.6	256.5
Interest expense, net	36.1	41.0	72.6	82.3
Other income, net	(2.2)	(0.9)	(1.4)	(1.9)
(Loss) income before income taxes	(98.4)	117.8	(70.6)	176.1
(Benefit) provision for income taxes	(15.2)	17.9	(39.8)	32.1
Net (loss) income	(83.2)	99.9	(30.8)	144.0
Less: Net (loss) income attributable to noncontrolling interests	(0.4)	1.5	(0.2)	2.2
Net (loss) income attributable to controlling interests	$(82.8)	$98.4	$(30.6)	$141.8
Basic net (loss) income per share	$(0.35)	$0.42	$(0.13)	$0.61
Diluted net (loss) income per share	$(0.35)	$0.42	$(0.13)	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(83.2)	$99.9	$(30.8)	$144.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	7.0	(0.9)	(79.5)	12.4
Unrealized loss on derivatives	(2.6)	(20.3)	(43.3)	(34.9)
Unrealized gain on pension plan obligations	0.2	—	—	0.5
Other comprehensive income (loss), before tax	4.6	(21.2)	(122.8)	(22.0)
Income tax benefit related to items of other comprehensive loss	(0.6)	(3.1)	(6.4)	(4.8)
Other comprehensive income (loss), net of tax	5.2	(18.1)	(116.4)	(17.2)
Comprehensive (loss) income	(78.0)	81.8	(147.2)	126.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	3.7	(2.5)	4.9
Comprehensive (loss) income attributable to controlling interests	$(78.5)	$78.1	$(144.7)	$121.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,123.6	$1,017.5
Restricted cash	2.9	3.0
Accounts and notes receivable, net	664.0	830.1
Inventories	539.3	591.6
Prepaid expenses and other current assets	150.4	131.2
Total current assets	2,480.2	2,573.4
Property, plant and equipment, net	1,158.2	1,223.0
Goodwill	1,209.3	1,208.9
Identifiable intangibles, net	1,158.1	1,223.9
Other assets	662.8	588.8
Total assets	$6,668.6	$6,818.0
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$331.9	$483.7
Current portion of borrowings	41.3	43.9
Other accrued liabilities	487.7	545.3
Total current liabilities	860.9	1,072.9
Long-term borrowings	3,980.0	3,790.2
Accrued pensions	278.3	285.2
Deferred income taxes	108.7	115.5
Other liabilities	182.1	144.6
Total liabilities	5,410.0	5,408.4
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 250.6 and 250.1 shares issued at June 30, 2020 and December 31, 2019, respectively	250.5	249.9
Capital in excess of par	1,479.5	1,474.1
Retained earnings	411.1	443.2
Treasury shares, at cost, 15.2 shares at June 30, 2020 and December 31, 2019	(418.4)	(417.5)
Accumulated other comprehensive loss	(509.6)	(395.5)
Total Axalta shareholders’ equity	1,213.1	1,354.2
Noncontrolling interests	45.5	55.4
Total shareholders’ equity	1,258.6	1,409.6
Total liabilities and shareholders’ equity	$6,668.6	$6,818.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax benefit of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive income (loss)	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Ownership changes relating to noncontrolling interests	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	250.4	1,478.1	493.9	(417.5)	(513.9)	49.8	1,340.8
Comprehensive income (loss):
Net loss	—	—	—	(82.8)	—	—	(0.4)	(83.2)
Net realized and unrealized loss on derivatives, net of tax benefit of $0.4 million	—	—	—	—	—	(2.2)	—	(2.2)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	6.1	0.9	7.0
Total comprehensive income (loss)	—	—	—	(82.8)	—	4.3	0.5	(78.0)
Recognition of stock-based compensation	—	—	6.1	—	—	—	—	6.1
Shares issued under compensation plans	0.1	0.1	1.1	—	—	—	—	1.2
Changes in redeemable noncontrolling interest	—	—	(5.8)	—	—	—	(4.8)	(10.6)
Common stock purchases	—	—	—	—	(0.9)	—	—	(0.9)
Balance at June 30, 2020	235.4	$250.5	$1,479.5	$411.1	$(418.4)	$(509.6)	$45.5	$1,258.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income:
Net income	—	—	—	43.4	—	—	0.7	44.1
Net realized and unrealized loss on derivatives, net of tax benefit of $2.2 million	—	—	—	—	—	(12.4)	—	(12.4)
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	—	—	—
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	12.8	0.5	13.3
Total comprehensive income	—	—	—	43.4	—	0.4	1.2	45.0
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Recognition of stock-based compensation	—	—	6.7	—	—	—	—	6.7
Shares issued under compensation plans	1.1	1.7	9.7	—	—	—	—	11.4
Ownership changes relating to noncontrolling interests	—	—	5.7	—	—	—	(32.1)	(26.4)
Common stock purchases	(2.5)	—	—	—	(65.8)	—	—	(65.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Balance at March 31, 2019	234.2	247.0	1,431.6	241.3	(378.0)	(335.7)	73.4	1,279.6
Comprehensive income (loss):
Net income	—	—	—	98.4	—	—	1.5	99.9
Net realized and unrealized loss on derivatives, net of tax of $2.7 million	—	—	—	—	—	(17.6)	—	(17.6)
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(3.1)	2.2	(0.9)
Total comprehensive income (loss)	—	—	—	98.4	—	(20.3)	3.7	81.8
Correction to previous cumulative effect upon adoption of ASU 2014-09	—	—	—	(3.7)	—	—	—	(3.7)
Recognition of stock-based compensation	—	—	(1.4)	—	—	—	—	(1.4)
Shares issued under compensation plans	0.7	1.2	13.3	—	—	—	—	14.5
Ownership changes relating to noncontrolling interests	—	—	(1.7)	—	—	—	(22.5)	(24.2)
Common stock purchases	(1.6)	—	—	—	(39.5)	—	—	(39.5)
Balance at June 30, 2019	233.3	$248.2	$1,441.8	$336.0	$(417.5)	$(356.0)	$54.6	$1,307.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(30.8)	$144.0
Adjustment to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	163.2	180.3
Amortization of deferred financing costs and original issue discount	4.1	4.4
Debt extinguishment and refinancing related costs	2.4	0.2
Deferred income taxes	(61.2)	(1.6)
Realized and unrealized foreign exchange losses, net	2.8	2.8
Stock-based compensation	11.2	5.3
Divestitures and impairment charges	3.2	3.9
Interest income on swaps designated as net investment hedges	(7.3)	(7.2)
Other non-cash, net	8.3	(0.6)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	136.8	(152.9)
Inventories	32.5	(1.4)
Prepaid expenses and other assets	(60.3)	(81.6)
Accounts payable	(131.0)	20.7
Other accrued liabilities	(87.9)	(54.0)
Other liabilities	11.5	6.5
Cash (used for) provided by operating activities	(2.5)	68.8
Investing activities:
Acquisitions, net of cash acquired	—	(1.9)
Purchase of property, plant and equipment	(42.4)	(47.2)
Proceeds from sale of consolidated joint venture, net of cash divested	—	8.2
Interest proceeds on swaps designated as net investment hedges	7.3	7.2
Other investing activities, net	0.8	—
Cash used for investing activities	(34.3)	(33.7)
Financing activities:
Proceeds from long-term borrowings	500.0	—
Payments on short-term borrowings	(18.6)	(20.5)
Payments on long-term borrowings	(313.1)	(13.7)
Financing-related costs	(6.0)	(2.1)
Purchases of common stock	(0.9)	(105.3)
Net cash flows associated with stock-based awards	0.3	25.9
Purchase of noncontrolling interests	(1.6)	(31.1)
Other financing activities, net	(1.0)	(1.1)
Cash provided by (used for) financing activities	159.1	(147.9)
Increase (decrease) in cash	122.3	(112.8)
Effect of exchange rate changes on cash	(16.3)	1.0
Cash at beginning of period	1,020.5	696.4
Cash at end of period	$1,126.5	$584.6

Cash at end of period reconciliation:
Cash and cash equivalents	$1,123.6	$577.3
Restricted cash	2.9	7.3
Cash at end of period	$1,126.5	$584.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2020 and December 31, 2019, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies Updates
Reclassifications
The condensed consolidated statements of operations for the three and six months ended June 30, 2019 have been updated for comparability with the current year presentation to separately present other operating charges as detailed in our annual report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Guidance
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses” under a modified retrospective approach for all financial assets. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this standard primarily impact the allowance for doubtful accounts on our trade receivables, in which we have applied historical loss percentages, combined with reasonable and supportable forecasts of future losses to the respective aging categories. Adoption of ASU 2016-13 at January 1, 2020 resulted in a one-time loss to retained earnings of $1.5 million on our condensed consolidated balance sheets and statements of shareholders' equity for the six months ended June 30, 2020.
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. As of June 30, 2020, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
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
Risks and Uncertainties
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations and cash flows. The pandemic had a significant adverse impact on the Company's results of operations, financial condition and cash flows during 2020 and, over time, the effects could have a material adverse impact.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at June 30, 2020 and December 31, 2019 were $36.2 million and $37.5 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At June 30, 2020 and December 31, 2019, the total carrying value of BIPs were $178.8 million and $191.2 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and six months ended June 30, 2020 and 2019, $16.4 million, $33.3 million, $16.0 million and $33.1 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $92.3 million and $79.0 million at June 30, 2020 and December 31, 2019, respectively, which will be repaid in future periods.
See Note 16 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2019 to June 30, 2020 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
Balance at December 31, 2019	$1,130.9	$78.0	$1,208.9
Foreign currency translation	0.2	0.2	0.4
Balance at June 30, 2020	$1,131.1	$78.2	$1,209.3

Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$541.0	$(338.0)	$203.0	10.4
Trademarks - indefinite-lived	265.9	—	265.9	Indefinite
Trademarks - definite-lived	98.9	(32.8)	66.1	15.8
Customer relationships	908.1	(290.7)	617.4	19.0
Other	15.2	(9.5)	5.7	5.0
Total	$1,829.1	$(671.0)	$1,158.1

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$540.2	$(310.6)	$229.6	10.4
Trademarks—indefinite-lived	264.9	—	264.9	Indefinite
Trademarks—definite-lived	99.7	(30.1)	69.6	15.8
Customer relationships	923.8	(271.3)	652.5	19.1
Other	15.2	(7.9)	7.3	5.0
Total	$1,843.8	$(619.9)	$1,223.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2020 and each of the succeeding five years is:

Remainder of 2020	$57.5
2021	111.7
2022	109.6
2023	70.2
2024	65.4
2025	64.7

(4)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities associated with our Axalta Way initiatives. During the three and six months ended June 30, 2020 and 2019, we incurred restructuring costs, net of changes to estimates, of $13.7 million, $32.2 million, $2.9 million and $4.2 million, respectively. These amounts are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 18 months.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2019 to June 30, 2020:

2020 Activity
Balance at December 31, 2019	$78.0
Expenses, net of changes to estimates	32.2
Payments made	(37.9)
Foreign currency translation	0.1
Balance at June 30, 2020	$72.4

We recognized impairments of $2.7 million and $3.2 million during the three and six months ended June 30, 2020, respectively, primarily attributable to impairments and associated write-downs resulting from our recent decision to exit the Performance Coatings segment business in Argentina. The impairments are included in the condensed consolidated statements of operations within other operating charges.
The impacts to pre-tax earnings from incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium for the three and six months ended June 30, 2020 and 2019 were $0.4 million, $8.5 million, $6.7 million and $12.8 million, respectively, which were recorded to cost of goods sold on the condensed consolidated statements of operations.
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At June 30, 2020 and December 31, 2019, we had outstanding bank guarantees of $10.9 million and $11.6 million, respectively. Most of our bank guarantees expire between 2020 and 2026, while others do not have specified expiration dates. We monitor the obligations to evaluate whether we have a liability at the balance sheet date. At June 30, 2020, we recorded a liability related to our outstanding bank guarantees of $1.0 million. We did not have any liabilities related to our outstanding bank guarantees recorded at December 31, 2019.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage incurred by us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time. The potential effects, if any, on our condensed consolidated financial statements will be recorded in the period in which these matters are probable and estimable. We believe that any sum we may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect upon our results of operations, financial conditions or cash flows on a consolidated annual basis but, however, could have a material adverse impact in a particular quarterly reporting period.
We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The liabilities recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable, but that a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but, however, could have a material adverse impact in a particular quarterly reporting period.
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.9	$1.7	$3.7	$3.6
Interest cost	2.3	3.4	4.6	6.6
Expected return on plan assets	(3.1)	(3.5)	(6.3)	(7.0)
Amortization of actuarial loss, net	0.8	0.4	1.8	0.9
Plan curtailments	(0.6)	—	(1.8)	—
Net periodic benefit cost	$1.3	$2.0	$2.0	$4.1

All non-service components of net periodic benefit cost are recorded in other income, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2020 and 2019, we recognized expenses of $6.1 million, $11.2 million, income of $1.4 million and expense of $5.3 million, respectively, for stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The income recognized during the three months ended June 30, 2019 resulted primarily from forfeitures. We recognized tax benefits of $1.3 million, $1.5 million, tax expense of $0.2 million and tax benefits of $1.1 million for the three and six months ended June 30, 2020 and 2019, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

2020 Activity
In February 2020, we granted restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. During 2020, the Company withheld shares and used cash to settle the employees' tax portion of vesting awards in the amount of $0.5 million.
A summary of award activity by type for the six months ended June 30, 2020 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	3.0	$25.92
Granted	—	$—
Exercised (1)	—	$14.61
Forfeited (1)	—	$28.24
Outstanding at June 30, 2020	3.0	$26.27
Vested and expected to vest at June 30, 2020	3.0	$26.27	$5.4	5.24
Exercisable at June 30, 2020	2.4	$25.94	$5.4	4.49

(1)	Activity during the six months ended June 30, 2020 rounds to zero.
Cash received by the Company upon exercise of options for the six months ended June 30, 2020 was $0.8 million. Excess tax benefits on these exercises were $0.1 million.
At June 30, 2020, there is $1.6 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.2 years.

Restricted Stock Awards and Restricted Stock Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	1.2	$28.45
Granted	0.4	$29.73
Vested	(0.4)	$28.35
Forfeited	(0.1)	$28.13
Outstanding at June 30, 2020	1.1	$29.03

Tax shortfall expenses on the vesting of restricted stock and restricted stock units during the six months ended June 30, 2020 was $0.3 million.
At June 30, 2020, there is $16.2 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.5 years.

Performance Stock Awards and Performance Share Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	0.5	$32.11
Granted	0.4	$31.88
Vested	(0.1)	$38.11
Forfeited	(0.1)	$32.95
Outstanding at June 30, 2020	0.7	$31.14

Our performance stock awards and share units allow for participants to vest in more or less than the targeted number of shares granted. Some of our awards are currently performing at better or worse than targets, and we currently expect a total of 0.6 million shares with a weighted average fair value per share of $30.46 to vest. At June 30, 2020, there is $13.2 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.2 years. The forfeitures include performance stock awards and performance share units that vested below target.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange (gains) losses, net	$(0.3)	$2.2	$2.0	$4.6
Debt extinguishment and refinancing related costs	—	0.2	2.4	0.2
Other miscellaneous income, net	(1.9)	(3.3)	(5.8)	(6.7)
Total	$(2.2)	$(0.9)	$(1.4)	$(1.9)

(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
Effective Tax Rate	56.4%	18.2%

The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the six months ended June 30, 2020 and are discussed in further detail below.
On January 1, 2020, we completed an intra-entity transfer of certain intellectual property rights (the “IP”) to our Swiss subsidiary, where our EMEA regional headquarters is located. The transfer of the IP did not result in a taxable gain; however, it did result in step-up of the Swiss tax-deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of the IP, which was transferred at fair value. We applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. Consequently, this transaction resulted in the recognition of a deferred tax asset at the applicable Swiss tax rate, resulting in a one-time tax benefit of $50.5 million during the six months ended June 30, 2020. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority (“GTA”) indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company believes our filings were accurate based on the technical merits of our positions, after extensive discussions with the GTA, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters and expects to reach a formal agreement in the coming months. As a result of these changes, the Company recorded a charge to income tax expense of $14.3 million during the six months ended June 30, 2020. The Company is also currently under audit in Germany for tax years 2014-2017 and is prepared to vigorously defend itself on these matters.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(10)    NET (LOSS) INCOME PER COMMON SHARE
Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. For periods in which we recognize net income, diluted earnings per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted shares and performance shares. For periods in which we recognize net loss, such impacts are excluded from the calculation of earnings per share as its inclusion would have an anti-dilutive effect. A reconciliation of our basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Net (loss) income to common shareholders	$(82.8)	$98.4	$(30.6)	$141.8
Basic weighted average shares outstanding	235.2	233.3	235.1	233.7
Diluted weighted average shares outstanding	235.2	235.4	235.1	236.0
Net income (loss) per common share:
Basic net (loss) income per share	$(0.35)	$0.42	$(0.13)	$0.61
Diluted net (loss) income per share	$(0.35)	$0.42	$(0.13)	$0.60

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 were 4.6 million, 4.5 million, 3.0 million and 2.9 million, respectively.
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

	June 30, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$548.7	$718.4
Notes receivable	25.0	24.7
Other	90.3	87.0
Total	$664.0	$830.1

(1)	Allowance for doubtful accounts was $25.4 million and $16.0 million at June 30, 2020 and December 31, 2019, respectively.
Bad debt expense of $7.0 million, $10.4 million, $1.6 million, and $2.6 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2020 and 2019, respectively. The increase in expense in the three months ended June 30, 2020, was as a result of the increased risk for future credit losses primarily related to the COVID-19 pandemic.
(12)    INVENTORIES

	June 30, 2020	December 31, 2019
Finished products	$294.8	$327.4
Semi-finished products	93.4	109.9
Raw materials	131.1	133.7
Stores and supplies	20.0	20.6
Total	$539.3	$591.6

Inventory reserves are $20.4 million and $13.1 million at June 30, 2020 and December 31, 2019, respectively. The increase in our reserve at June 30, 2020, includes impacts from obsolescence due to a lower demand environment resulting from the COVID-19 pandemic.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2020	December 31, 2019
Property, plant and equipment	$2,198.2	$2,231.9
Accumulated depreciation	(1,040.0)	(1,008.9)
Property, plant, and equipment, net	$1,158.2	$1,223.0

Depreciation expense amounted to $31.7 million, $73.3 million, $43.7 million and $89.1 million for the three and six months ended June 30, 2020 and 2019, respectively.
(14)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2020	December 31, 2019
2024 Dollar Term Loans	$2,075.3	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	377.0	375.2
2025 Euro Senior Notes	506.5	504.0
2027 Dollar Senior Notes	500.0	—
Short-term and other borrowings	105.6	109.0
Unamortized original issue discount	(8.3)	(10.5)
Unamortized deferred financing costs	(34.8)	(31.1)
Total borrowings, net	4,021.3	3,834.1
Less:
Short-term borrowings	17.0	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,980.0	$3,790.2

Revolving Credit Facility
At June 30, 2020 and December 31, 2019, letters of credit issued under the Revolving Credit Facility totaled $39.0 million and $38.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $361.0 million and $361.2 million at June 30, 2020 and December 31, 2019, respectively.
Significant Transactions
During January 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. As a result of the prepayment, we recorded a loss on extinguishment of debt of $2.7 million consisting of the write off of unamortized deferred financing costs and original issue discounts of $1.5 million and $1.2 million, respectively.
Issuance of 2027 Senior Notes
During June 2020, Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B B.V. (collectively, the "Issuers"), each an indirect, wholly owned subsidiary of the Company, issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2027 (the “2027 Senior Notes”).
The 2027 Senior Notes are fully and unconditionally guaranteed by the Company and each of the Company's existing restricted subsidiaries, subject to certain exceptions.
The indenture governing the 2027 Senior Notes contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The 2027 Senior Notes were issued at par and are due June 15, 2027. We will defer debt issuance costs of $8.3 million, which are recorded as reductions to long-term borrowings in the condensed consolidated balance sheets and amortized over the life of the issuance. The 2027 Senior Notes bear interest at 4.750% which is payable semi-annually on June 15th and December 15th. We have the option to redeem all or part of the 2027 Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, on or after June 15th of the years indicated:

Period	2027 Senior Notes Percentage
2023	102.375%
2024	101.188%
2025 and thereafter	100.000%

Notwithstanding the foregoing, at any time and from time to time prior to June 15, 2023, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2027 Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2027 Senior Notes) at a redemption price of 104.75% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2027 Senior Notes have the right to require us to repurchase all or any part of the 2027 Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The indebtedness under the 2027 Senior Notes is senior unsecured indebtedness of the Issuers, is senior in right of payment to all future subordinated indebtedness of the Issuers and guarantors, and is equal in right of payment to all existing and future senior indebtedness of the Issuers and guarantors. The 2027 Senior Notes are effectively subordinated to any secured indebtedness of the Issuers and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2020.

Remainder of 2020	$23.5
2021	30.4
2022	54.2
2023	27.1
2024	2,870.3
Thereafter	1,058.9
Total borrowings	4,064.4
Unamortized original issue discount	(8.3)
Unamortized deferred financing costs	(34.8)
Total borrowings, net	$4,021.3

(15)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
Fair value of financial instruments
Equity securities with readily determinable fair values - Balances of equity securities are recorded within other assets, with any changes in fair value recorded within other income, net. The fair values of equity securities are based upon quoted market prices, which are considered Level 1 inputs.
Long-term borrowings - The estimated fair values of these borrowings are based on recent trades, as reported by a third-party pricing service. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs.
Derivative instruments - The Company’s interest rate caps, interest rate swaps, cross-currency swaps, and foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are included in the Level 2 hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2020 and December 31, 2019.

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$14.5	$—	$14.5	$—	$14.4	$—	$14.4
Foreign currency forward contracts (1) (3)	—	—	—	—	—	—	—	—
Other assets:
Cross-currency swaps (2)	—	19.9	—	19.9	—	8.0	—	8.0
Investments in equity securities	0.7	—	—	0.7	0.6	—	—	0.6
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	2.0	—	2.0	—	1.3	—	1.3
Interest rate swaps (1)	—	28.0	—	28.0	—	8.9	—	8.9
Other liabilities:
Interest rate caps (1)	—	1.0	—	1.0	—	1.2	—	1.2
Interest rate swaps (1)	—	44.5	—	44.5	—	20.5	—	20.5
Long-term borrowings:
2024 Dollar Term Loans	—	2,007.4	—	2,007.4	—	2,396.5	—	2,396.5
2024 Dollar Senior Notes	—	507.0	—	507.0	—	520.2	—	520.2
2024 Euro Senior Notes	—	375.6	—	375.6	—	388.2	—	388.2
2025 Euro Senior Notes	—	501.7	—	501.7	—	520.7	—	520.7
2027 Dollar Senior Notes	—	503.6	—	503.6	—	—	—	—

(1)	Cash flow hedge

(2)	Net investment hedge

(3)	Balance at June 30, 2020 rounds to zero.

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
During the three months ended March 31, 2020, we entered into two interest rate swaps with aggregate notional amounts totaling $400.0 million to hedge interest rate exposures associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company is required to pay the counterparties a stream of fixed interest payments at rates of 1.61% and 1.18% on $200.0 million of notional value for each instrument, and in-turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on December 31, 2022. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive loss ("AOCI") and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the gains (losses) included in AOCI for derivative instruments that qualify and have been designated as cash flow and net investment hedges:

	June 30, 2020	December 31, 2019
AOCI:
Interest rate caps (cash flow hedges)	$3.7	$3.5
Interest rate swaps (cash flow hedges)	72.5	29.4
Foreign currency forward contracts (cash flow hedges) (1)	—	—
Cross-currency swaps (net investment hedges)	(34.4)	(22.4)
Total AOCI	$41.8	$10.5

(1)	Balance at June 30, 2020 rounds to zero.
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2020 and 2019 for these cash flow and net investment hedges.

		For the Three Months Ended June 30,
		2020		2019
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$—	$0.6	$3.4	$(0.5)
Interest rate swaps	Interest expense, net	6.1	2.9	16.6	0.2
Foreign currency forward contracts (1)	Cost of goods sold	—	—	—	—
Cross-currency swaps	Interest expense, net	3.1	(3.7)	(1.6)	(3.6)

(1)	Activity during the three months ended June 30, 2020 rounds to zero.

		For the Six Months Ended June 30,
		2020		2019
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$1.1	$0.9	$5.9	$(1.6)
Interest rate swaps	Interest expense, net	47.6	4.5	27.6	0.1
Foreign currency forward contracts (1)	Cost of goods sold	—	—	—	—
Cross-currency swaps	Interest expense, net	(19.4)	(7.4)	(14.9)	(7.2)

(1)	Activity during the six months ended June 30, 2020 rounds to zero.
Over the next 12 months, we expect losses of $31.8 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
Derivative Instruments Not Designated as Hedges
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that were not designated for hedge accounting treatment were recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Other income, net	$0.8	$0.3	$(0.9)	$1.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales (1):
Refinish	$261.9	$447.3	$629.7	$852.8
Industrial	220.2	309.4	500.1	617.2
Total Net sales Performance Coatings	482.1	756.7	1,129.8	1,470.0
Light Vehicle	126.3	306.1	386.4	622.0
Commercial Vehicle	44.3	94.7	120.0	184.8
Total Net sales Transportation Coatings	170.6	400.8	506.4	806.8
Total Net sales	$652.7	$1,157.5	$1,636.2	$2,276.8
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$—	$0.1	$—	$0.2
Transportation Coatings	(0.2)	0.4	(0.1)	—
Total	$(0.2)	$0.5	$(0.1)	$0.2

			June 30, 2020	December 31, 2019
Investment in unconsolidated affiliates:
Performance Coatings			$2.0	$2.4
Transportation Coatings			12.6	12.7
Total			$14.6	$15.1

(1)	The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to (loss) income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBIT (1):
Performance Coatings	$1.5	$127.6	$80.9	$206.2
Transportation Coatings	(39.3)	40.4	(13.5)	74.6
Total (2)	(37.8)	168.0	67.4	280.8
Interest expense, net	36.1	41.0	72.6	82.3
Debt extinguishment and refinancing related costs (a)	—	0.2	2.4	0.2
Termination benefits and other employee related costs (b)	15.2	2.8	34.7	4.1
Strategic review and retention costs (c)	6.7	0.8	18.2	0.8
Offering and transactional costs (d)	0.1	0.2	0.2	0.8
Loss (gain) on divestiture and impairments (e)	2.7	(1.3)	3.2	3.9
Pension special event (f)	(0.6)	—	(1.8)	—
Accelerated depreciation (g)	0.4	6.7	8.5	12.8
Indemnity income (h)	—	(0.2)	—	(0.2)
(Loss) income before income taxes	$(98.4)	$117.8	$(70.6)	$176.1

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

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees which will be earned over a period of 18-24 months. These amounts are not considered indicative of our ongoing performance.

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

(h)	Represents indemnity income associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(17)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(297.0)	$(69.9)	$(28.6)	$(395.5)
Current year deferrals to AOCI	(83.3)	—	(36.3)	(119.6)
Reclassifications from AOCI to Net income	—	(0.4)	1.6	1.2
Net Change	(83.3)	(0.4)	(34.7)	(118.4)
Balance at March 31, 2020	(380.3)	(70.3)	(63.3)	(513.9)
Current year deferrals to AOCI	6.1	—	(5.2)	0.9
Reclassifications from AOCI to Net income	—	0.4	3.0	3.4
Net Change	6.1	0.4	(2.2)	4.3
Balance at June 30, 2020	$(374.2)	$(69.9)	$(65.5)	$(509.6)

Included within reclassifications from AOCI to Net income for the three and six months ended June 30, 2020 were curtailment gains of $0.6 million and $1.8 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2020 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2020 was $10.7 million.

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
(18)    SUBSEQUENT EVENTS
On July 29, 2020, we announced a global restructuring of our business given the significant customer demand headwinds we are facing due to COVID-19 and to better position the Company for sustained growth. The restructuring, which is subject to works council consultations and local legal requirements, is expected to result in a pretax charge of approximately $40-45 million, of which approximately $30-35 million relates primarily to employee severance and other cash costs. The remaining approximately $10 million relates to the accelerated depreciation of assets and other non-cash costs. Capital expenditures associated with these restructuring actions are anticipated in the range of $10-15 million. Substantially all of the restructuring actions are expected to be completed over the next 24 months and result in a net reduction to our workforce of approximately 550 employees globally, with the potential for additional reductions from Europe.

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

•
the duration and spread of COVID-19 outbreak; its severity; actions taken to contain the virus, including government actions to mitigate the economic impact of the outbreak; how quickly and to what extent normal economic and operating conditions can resume; how quickly and to what extent our customers and counterparties can recover from the negative impacts of the outbreak; and the effects, and unpredictability resulting from, recurring containment and mitigation actions;

•	volatility in the capital, credit and commodities markets;

•	our inability to successfully execute on our growth strategy and our cost savings initiatives, including restructurings;

•	increased competition;

•	reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel

•	risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;

•	our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;

•	credit risk exposure from our customers;

•	price increases or business interruptions in our supply of raw materials;

•	failure to develop and market new products and manage product life cycles;

•	business disruptions, security threats and security breaches, including security risks to our information technology systems;

•	risks associated with our outsourcing strategies;

•	risks associated with our non-U.S. operations;

•	currency-related risks;

•	terrorist acts, conflicts, wars, natural disasters, pandemics, and other health crises that may materially adversely affect our business, financial condition and results of operations;

•	risks associated with the United Kingdom’s withdrawal from the European Union;

•	failure to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•	risks associated with protecting data privacy;

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 53 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 28.1% for the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily driven by a decrease in volumes of 26.3% as a result of decreased demand largely due to COVID-19 impacts. The decrease in net sales is inclusive of negative impacts of portfolio changes of 1.3% associated with the prior year sale of a consolidated joint venture, as well as impacts of unfavorable currency translation of 2.4%. Partially offsetting these declines was a 0.6% increase from higher average selling price and product mix driven by the Transportation Coatings segment, with contributions from both end-markets and all regions. The following trends have impacted our segment and end-market net sales performance:

•
Performance Coatings: Net sales decreased 23.1% driven primarily by a decrease in volumes of 20.8% as a result of decreased demand largely due to COVID-19 across both end-markets, inclusive of the negative net impacts of portfolio changes of 1.9% associated with the 2019 sale of our consolidated powder joint venture in China. Furthering the decrease during the period were the impacts of unfavorable foreign currency translation of 2.2%, as well as a 0.1% decrease from lower average selling prices and product mix resulting primarily from a change in product mix in the refinish end-market.

•
Transportation Coatings: Net sales decreased 37.2% driven primarily by a decrease in volumes of 36.1% as a result of customer shutdowns caused by COVID-19, as well as the impacts of unfavorable foreign currency translation of 3.1%. Partially offsetting the decline in volumes during the period was an increase of 2.0% from increased average selling prices and product mix across both end-markets and all regions.

Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2020 and 2019, as follows:

(In millions)	Three Months Ended June 30,		2020 vs 2019	Six Months Ended June 30,		2020 vs 2019
	2020	2019	% change	2020	2019	% change
Performance Coatings
Refinish	$261.9	$447.3	(41.4)%	$629.7	$852.8	(26.2)%
Industrial	220.2	309.4	(28.8)%	500.1	617.2	(19.0)%
Total Net sales Performance Coatings	482.1	756.7	(36.3)%	1,129.8	1,470.0	(23.1)%
Transportation Coatings
Light Vehicle	126.3	306.1	(58.7)%	386.4	622.0	(37.9)%
Commercial Vehicle	44.3	94.7	(53.2)%	120.0	184.8	(35.1)%
Total Net sales Transportation Coatings	170.6	400.8	(57.4)%	506.4	806.8	(37.2)%
Total Net sales	$652.7	$1,157.5	(43.6)%	$1,636.2	$2,276.8	(28.1)%
Coronavirus (COVID-19) Pandemic
During the six months ended June 30, 2020, the COVID-19 pandemic had a significant adverse impact on the demand for our products, and, thus, our income from operations. These impacts have been felt globally; however, we have seen improvements as countries are reopening. We have taken action to both plan for and address the near-term impact commensurate with the decline in demand in certain areas of our business. The focus is on dynamically adjusting our cost structure as needed and has already included actions related to reducing discretionary spend across the organization which is aided by our highly variable cost structure. We saw sequential improvements month-to-month during the second quarter along with the economic reopening; however, if the global pandemic continues to grow and evolve into an even more prolonged health crisis or there are new shutdowns or restrictions put in place, the effects could have a material adverse impact on our future results of operations, financial condition and cash flows.
Consistent with the actions taken or recommended by governmental authorities, in March 2020 and the following months, we elected to shut down certain manufacturing operations in regions around the world for periods of time during the six months ended June 30, 2020. Currently, all of our manufacturing sites are open, and the timing of re-opening has been phased and in-line with the return of customer demand. At each of our sites, we have taken steps to enhance safety standards in place to protect workers. The reduced production levels during the three months ended June 30, 2020 had a significant adverse impact on our results of operations. A continued disruption to our production levels will have a substantial adverse effect on our financial condition, liquidity, and results of operations.
We are actively monitoring and managing supply chain challenges, including logistics, but thus far, there have been no significant disruptions. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Further, we are actively monitoring our customers credit worthiness, and while there has been an increase in credit risk levels, at this point we are not aware of any material changes to our customers' ability to settle outstanding receivables.

A significant portion of our non-operations focused workforce continues to work remotely while we monitor COVID-19 and adhere to government guidelines for safe operation; however, plans have been formulated for a gradual return to on-site work, where appropriate, during the third quarter. We expect to continue to be able to meet our customers' needs while ensuring the safety of our employees, customers and communities.
While we remain committed to our Axalta Way cost savings initiative and expect to meet our full year 2020 savings goals, the timing of achieving our established savings goals during the year has changed as our focus shifted to maximizing short-term liquidity amid the COVID-19 downturn. During the quarter, we were able to reduce operating costs by approximately $75 million and achieve incremental cash flows of approximately $70 million from COVID-19 related cost and cash flow actions. In addition, we announced a global restructuring initiative in July which is expected to achieve approximately $50 million of annual savings, with the majority realized by the end of 2021.
From a liquidity standpoint, we have $1,123.6 million of cash and cash equivalents and $361.0 million of available borrowing capacity under our Senior Secured Credit Facilities. We have no outstanding borrowing on the Revolving Credit Facility and, therefore, are not currently subject to any financial covenants under the Senior Secured Credit Facility.
Capital and Liquidity Highlights
During January 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans.
During June 2020, we issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2027, with the proceeds to be used for general corporate purposes and to pay related transaction costs and expenses.
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
Net sales

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$652.7	$1,157.5	$(504.8)	(43.6)%	$1,636.2	$2,276.8	$(640.6)	(28.1)%
Volume effect				(39.2)%				(25.0)%
Impact of portfolio changes				(1.1)%				(1.3)%
Price/product mix effect				(0.5)%				0.6%
Exchange rate effect				(2.8)%				(2.4)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by significantly reduced global automotive production, lower vehicle miles driven and accelerated industrial slowdown primarily as a result of COVID-19 impacts, as well as previously anticipated muted industrial trends and declines in light and commercial vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro, Mexican Peso and Chinese Renminbi compared to the U.S. dollar
● Negative impacts as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Lower average selling prices and product mix resulting primarily from a change in product mix in refinish, substantially offset by increases across both end-markets and all regions within the Transportation Coatings segment.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by significantly reduced global automotive production, lower vehicle miles driven and accelerated industrial slowdown primarily as a result of COVID-19 impacts, as well as previously anticipated muted industrial trends and declines in light and commercial vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Brazilian Real, Mexican Peso and Chinese Renminbi compared to the U.S. dollar
● Negative impacts as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
Partially offset by:
● Higher average selling prices across both end-markets and all regions within the Transportation Coatings segment

Cost of sales

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of sales	$499.2	$748.4	$(249.2)	(33.3)%	$1,146.0	$1,499.7	$(353.7)	(23.6)%
% of net sales	76.5%	64.7%			70.0%	65.9%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation of 2.1%, due primarily to the weakening of the Brazilian Real, Euro, Mexican Peso and Chinese Renminbi compared to the U.S. dollar
● Decline in depreciation expense for operating equipment
● Decreased variable input costs
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation related expenses, associated with COVID-19 related cost reduction actions

Partially offset by:
● Increased expenses associated with reduced utilization at certain manufacturing sites and increased inventory reserves
Cost of sales as a percentage of net sales increased due to the following:
● Decreased net sales from price and product mix, primarily resulting from impacts of product mix sold in refinish
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Decreases associated with variable cost savings and operational efficiencies associated with cost savings initiatives, as well as decreased compensation related expenses, associated with COVID-19 related cost reduction actions

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation of 1.8%, due primarily to the weakening of the Euro, Brazilian Real, Mexican Peso and Chinese Renminbi compared to the U.S. dollar
● Decline in depreciation expense for operating equipment
● Decreased variable input costs across both segments and all regions
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation related expenses, associated with COVID-19 related cost reduction actions

Partially offset by:
● Increased expenses associated with reduced utilization at certain manufacturing sites and increased inventory reserves
Cost of sales as a percentage of net sales increased due to the following:
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Decreases associated with variable cost savings and operational efficiencies associated with cost savings initiatives, as well as decreased compensation related expenses, associated with COVID-19 related cost reduction actions

● Price and product mix increase to net sales, primarily resulting from higher average selling prices across both end-markets and all regions within the Transportation Coatings segment, partially offset by lower average selling prices and product mix in refinish

Selling, general and administrative expenses

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A	$154.2	$202.4	$(48.2)	(23.8)%	$349.6	$418.0	$(68.4)	(16.4)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation-related expenses, associated with COVID-19 related cost reduction actions

● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation of 4.6%, due primarily to the weakening of the Euro, Chinese Renminbi, Mexican Peso and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Increased stock-based compensation expenses of $6.9 million, primarily due to forfeitures in the prior year
● Increased reserves for trade receivables of $5.6 million to $7.0 million from $1.4 million in the prior year
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, as well as decreased compensation-related expenses associated, with COVID-19 related cost reduction actions

● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation of 3.8%, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Increased reserves for trade receivables of $7.9 million to $10.4 million from $2.5 million in the prior year
● Increased stock-based compensation expenses of $6.0 million, primarily due to forfeitures in the prior year
Other operating charges

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other operating charges	$24.7	$2.5	$22.2	888.0%	$56.3	$9.6	$46.7	486.5%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Other operating charges increased due to the following:
● Increase in termination benefits and other employee related costs associated with our cost savings initiatives of $12.4 million from $2.8 million in the prior year to $15.2 million in the current year

● Increased expenses of $5.9 million associated with the review of strategic alternatives that was concluded in March 2020 as discussed above within "Business Highlights - Strategic Review" and retention costs from $0.8 million in the prior year to $6.7 million in the current year

● Increase in divestiture and impairment charges of $4.0 million from a gain of $1.3 million in the prior year to expenses of $2.7 million in the current year, which are primarily attributable to impairments and associated write-downs resulting from our recent decision to exit the Performance Coatings segment business in Argentina

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Other operating charges increased due to the following:
● Increase in termination benefits and other employee related costs associated with our cost saving initiatives of $30.6 million from $4.1 million in the prior year to $34.7 million in the current year

● Increased expenses of $17.4 million associated with the review of strategic alternatives that was concluded in March 2020 as discussed above within "Business Highlights - Strategic Review" and retention costs from $0.8 million in the prior year to $18.2 million in the current year

Research and development expenses

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development expenses	$11.2	$17.9	$(6.7)	(37.4)%	$27.8	$36.1	$(8.3)	(23.0)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives, as well as decreased compensation-related expenses, associated with COVID-19 related cost reduction actions

● Favorable impacts of currency translation, which reduced expenses by 0.9%, due primarily to the weakening of the Euro compared to the U.S. dollar
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives, as well as decreased compensation-related expenses, associated with COVID-19 related cost reduction actions

● Favorable impacts of currency translation, which reduced expenses by 0.8%, due primarily to the weakening of the Euro compared to the U.S. dollar
Amortization of acquired intangibles

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Amortization of acquired intangibles	$27.9	$28.4	$(0.5)	(1.8)%	$55.9	$56.9	$(1.0)	(1.8)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency translation of 1.4%, primarily related to the weakening of the Euro compared to the U.S. dollar
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency translation of 1.1%, primarily related to the weakening of the Euro compared to the U.S. dollar

Interest expense, net

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense, net	$36.1	$41.0	$(4.9)	(12.0)%	$72.6	$82.3	$(9.7)	(11.8)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Interest expense, net decreased primarily due to the following:
● Decrease in principal base due to the voluntary prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period
● Weakening of the Euro compared to the U.S. Dollar of 2.1%
Partially offset by:
● Increase from a partial period of expense associated with the issuance of $500.0 million aggregate principal amount of 2027 Senior Notes
● Unfavorable impacts of our derivative instruments
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Interest expense, net decreased primarily due to the following:
● Decrease in principal base due to the voluntary prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period
● Weakening of the Euro compared to the U.S. Dollar of 2.5%
Partially offset by:
● Increase from a partial period of expense associated with the issuance of $500.0 million aggregate principal amount of 2027 Senior Notes
● Unfavorable impacts of our derivative instruments
Other income, net

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other income, net	$(2.2)	$(0.9)	$(1.3)	144.4%	$(1.4)	$(1.9)	$0.5	(26.3)%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Other income, net increased due to the following:
● Increased impact from foreign exchange of $2.5 million from losses of $2.2 million during the prior period to gains $0.3 million during the current period
● Pension curtailment benefits released from accumulated other comprehensive loss for $0.6 million
Partially offset by:
● Decrease in miscellaneous income

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Other income, net decreased due to the following:
● Debt extinguishment and refinancing related costs of $2.4 million, driven primarily by the write off of unamortized deferred financing costs and original issue discounts in relation with the voluntary prepayment of $300.0 million of outstanding principal on our 2024 Dollar Term Loans in January 2020

● Decrease in miscellaneous income
Partially offset by:
● Decreased impact from foreign exchange of $2.6 million from losses of $4.6 million during the prior year to losses of $2.0 million during the current year, as well as increases from pension curtailment benefits released from accumulated other comprehensive loss for $1.8 million

(Benefit) provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(98.4)	$117.8	$(70.6)	$176.1
(Benefit) provision for income taxes	(15.2)	17.9	(39.8)	32.1
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	15.4%	15.2%	56.4%	18.2%
Effective tax rate vs. statutory U.S. Federal income tax rate	(5.6)%	(5.8)%	35.4%	(2.8)%

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2020	2019	2020	2019
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(1.6)	$(8.3)	$(5.9)	$(10.9)
Changes in valuation allowance	1.8	(21.8)	7.4	(19.2)
Foreign exchange gain (loss), net	0.3	1.5	(1.3)	0.9
Stock-based compensation excess tax benefits, net	—	(3.2)	—	(6.8)
Non-deductible expenses and interest	1.7	0.6	3.1	2.2
Increase in unrecognized tax benefits(2)	1.4	6.4	19.3	7.2
Intra-entity asset transfer (3)	—	—	(50.5)	—
Foreign taxes (4)	1.9	16.8	3.5	18.4
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) Primarily related to charges recorded in connection with the income tax audit in Germany.
(3) Related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.
(4) For the three and six months ended June 30, 2019, the unfavorable impact is primarily related to an adjustment for certain tax attributes for which the Company determined are no longer realizable. This was mostly offset by a tax benefit for the decrease to the valuation allowance on the tax attributes previously recorded as a result of changes under U.S. tax reform.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings.
Performance Coatings Segment

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$482.1	$756.7	$(274.6)	(36.3)%	$1,129.8	$1,470.0	$(340.2)	(23.1)%
Volume effect				(29.7)%				(18.9)%
Impact of portfolio changes				(1.6)%				(1.9)%
Price/product mix effect				(2.6)%				(0.1)%
Exchange rate effect				(2.4)%				(2.2)%

Adjusted EBIT	$1.5	$127.6	$(126.1)	(98.8)%	$80.9	$206.2	$(125.3)	(60.8)%
Adjusted EBIT Margin	0.3%	16.9%			7.2%	14.0%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish, partially offset by stable average price and product mix in our other regions and the industrial end-market

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
● Negative impacts as a result of portfolio changes within our industrial end-market, which included the sale of our consolidated joint venture interests during the second quarter of 2019

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish, partially offset by stable average price and product mix in our other regions and across our industrial end-market

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives as well as overall lower compensation expense associated with COVID-19 related cost reduction actions and costs to support net sales

● Lower variable input costs across both end-markets
Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
● Negative impacts as a result of portfolio changes within our industrial end-market, which included the sale of our consolidated joint venture interests during the second quarter of 2019
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish, offset by increases in EMEA refinish and stable average price and product mix in our industrial end-market

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish, offset by increases in refinish and stable average price and product mix in our industrial end-market

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets and all regions except Latin America, resulting from operational efficiencies associated with our cost savings initiatives as well as overall lower compensation expense associated with COVID-19 related cost reduction actions and costs to support net sales

● Lower variable input costs across both end-markets and all regions
Transportation Coatings Segment

	Three Months Ended June 30,		2020 vs 2019		Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$170.6	$400.8	$(230.2)	(57.4)%	$506.4	$806.8	$(300.4)	(37.2)%
Volume effect				(57.2)%				(36.1)%
Price/product mix effect				3.5%				2.0%
Exchange rate effect				(3.7)%				(3.1)%

Adjusted EBIT	$(39.3)	$40.4	$(79.7)	(197.3)%	$(13.5)	$74.6	$(88.1)	(118.1)%
Adjusted EBIT Margin	(23.0)%	10.1%			(2.7)%	9.2%
Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19 as well as a previously anticipated decrease in vehicle builds
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19, as well as a previously anticipated decrease in vehicle builds
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro and Chinese Renminbi compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets and all regions, primarily in light vehicle resulting from operational efficiencies associated with our cost savings initiatives as well as lower compensation expense associated with COVID-19 related cost reduction actions and costs to support net sales

● Higher average selling prices across both end-markets and all regions

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19 as well as a previously anticipated decrease in vehicle builds
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of COVID-19, as well as a previously anticipated decrease in vehicle builds
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Euro and Chinese Renminbi compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets and all regions, primarily in light vehicle resulting from operational efficiencies associated with our cost savings initiatives as well as lower compensation expense associated with COVID-19 related cost reduction actions and costs to support net sales

● Higher average selling prices across both end-markets and all regions
● Lower variable input costs across both end-markets and all regions
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2020, availability under the Revolving Credit Facility was $361.0 million, net of $39.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At June 30, 2020, we had $10.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $8.4 million.
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

Cash Flows

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities:
Net (loss) income	$(30.8)	$144.0
Depreciation and amortization	163.2	180.3
Amortization of deferred financing costs and original issue discount	4.1	4.4
Debt extinguishment and refinancing related costs	2.4	0.2
Deferred income taxes	(61.2)	(1.6)
Realized and unrealized foreign exchange losses, net	2.8	2.8
Stock-based compensation	11.2	5.3
Divestitures and impairment charges	3.2	3.9
Interest income on swaps designated as net investment hedges	(7.3)	(7.2)
Other non-cash, net	8.3	(0.6)
Net income adjusted for non-cash items	95.9	331.5
Changes in operating assets and liabilities	(98.4)	(262.7)
Operating activities	(2.5)	68.8
Investing activities	(34.3)	(33.7)
Financing activities	159.1	(147.9)
Effect of exchange rate changes on cash	(16.3)	1.0
Net increase (decrease) in cash, cash equivalents and restricted cash	$106.0	$(111.8)
Six months ended June 30, 2020
Net Cash Used for Operating Activities
Net cash used for operating activities for the six months ended June 30, 2020 was $2.5 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $95.9 million. This was offset by net uses of working capital of $98.4 million, for which the most significant drivers were decreases in accounts payable of $131.0 million, other accrued liabilities of $87.9 million and increases in prepaid expenses and other assets of $60.3 million during the six months ended June 30, 2020. These outflows were primarily related to the timing of cash payments for employee related benefits, customer incentive payments, payments of normal seasonal operating activities and decreased business activity associated with the COVID-19 downturn. Partially offsetting these outflows were decreases in receivables of $136.8 million and inventory of $32.5 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2020 was $34.3 million. The primary use was for purchases of property, plant and equipment of $42.4 million, partially offset by interest proceeds on swaps designated as net investment hedges of $7.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $159.1 million. This change was driven primarily by cash proceeds of $500.0 million from the issuance of our 2027 Senior Notes, partially offset by the voluntary prepayment of $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. Offsetting the inflows were routine repayments of $31.7 million on short-term and long-term borrowings, payments for financing-related costs of $6.0 million and purchases of noncontrolling interests of $1.6 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2020 were unfavorable by $16.3 million, which was driven primarily by weakening of the British Pound, Mexican Peso, South African Rand, Brazilian Real and Russian Ruble compared to the U.S. Dollar.

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
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2019 was $33.7 million. The primary uses were for purchases of property, plant and equipment of $47.2 million, business acquisitions of $1.9 million, partially offset by proceeds from the sale of our noncontrolling interest subsidiary of $8.2 million and interest proceeds on swaps designated as net investment hedges of $7.2 million.
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
Financial Condition
We had cash and cash equivalents at June 30, 2020 and December 31, 2019 of $1,123.6 million and $1,017.5 million, respectively. Of these balances, $528.1 million and $540.0 million were maintained in non-U.S. jurisdictions as of June 30, 2020 and December 31, 2019, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the effects of COVID-19.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	June 30, 2020	December 31, 2019
2024 Dollar Term Loans	$2,075.3	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	377.0	375.2
2025 Euro Senior Notes	506.5	504.0
2027 Dollar Senior Notes	500.0	—
Short-term and other borrowings	105.6	109.0
Unamortized original issue discount	(8.3)	(10.5)
Unamortized deferred financing costs	(34.8)	(31.1)
Total borrowings, net	4,021.3	3,834.1
Less:
Short-term borrowings	17.0	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,980.0	$3,790.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 14 to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $361.0 million and $361.2 million at June 30, 2020 and December 31, 2019, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Although we have continued to operate our facilities to date consistent with applicable governmental orders, the outbreak of COVID-19 and any preventive, protective or other actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and logistics networks, including business shutdowns and other disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects, including any ongoing actions in response to changing health conditions over time. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our products and financial performance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

4.1*	Indenture, dated as of June 15, 2020, by and among the Issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

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

AXALTA COATING SYSTEMS LTD.

Date:	July 29, 2020	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2020	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2020	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)