Form 10-Q
period 2020-09-30
Axalta Coating Systems Ltd.
filed 2020-10-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 19, 2020, there were 235,476,819 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,026.9	$1,107.0	$2,663.1	$3,383.8
Cost of goods sold	634.1	707.4	1,780.1	2,207.1
Selling, general and administrative expenses	166.5	199.2	516.1	617.2
Other operating charges	42.6	31.8	98.9	41.4
Research and development expenses	13.4	17.4	41.2	53.5
Amortization of acquired intangibles	28.6	28.2	84.5	85.1
Income from operations	141.7	123.0	142.3	379.5
Interest expense, net	39.8	40.2	112.4	122.5
Other expense (income), net	2.3	(1.9)	0.9	(3.8)
Income before income taxes	99.6	84.7	29.0	260.8
Provision (benefit) for income taxes	17.1	18.3	(22.7)	50.4
Net income	82.5	66.4	51.7	210.4
Less: Net income (loss) attributable to noncontrolling interests	—	0.9	(0.2)	3.1
Net income attributable to controlling interests	$82.5	$65.5	$51.9	$207.3
Basic net income per share	$0.35	$0.28	$0.22	$0.89
Diluted net income per share	$0.35	$0.28	$0.22	$0.88

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$82.5	$66.4	$51.7	$210.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	33.4	(52.8)	(46.1)	(40.4)
Unrealized gain (loss) on derivatives	7.0	(4.6)	(36.3)	(39.5)
Unrealized (loss) gain on pension plan obligations	(0.5)	0.5	(0.5)	1.0
Other comprehensive income (loss), before tax	39.9	(56.9)	(82.9)	(78.9)
Income tax provision (benefit) related to items of other comprehensive income (loss)	1.0	(0.5)	(5.4)	(5.3)
Other comprehensive income (loss), net of tax	38.9	(56.4)	(77.5)	(73.6)
Comprehensive income (loss)	121.4	10.0	(25.8)	136.8
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.5)	0.3	(3.0)	5.2
Comprehensive income (loss) attributable to controlling interests	$121.9	$9.7	$(22.8)	$131.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,341.3	$1,017.5
Restricted cash	2.9	3.0
Accounts and notes receivable, net	824.2	830.1
Inventories	536.7	591.6
Prepaid expenses and other current assets	145.2	131.2
Total current assets	2,850.3	2,573.4
Property, plant and equipment, net	1,165.2	1,223.0
Goodwill	1,245.8	1,208.9
Identifiable intangibles, net	1,148.6	1,223.9
Other assets	626.6	588.8
Total assets	$7,036.5	$6,818.0
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$482.9	$483.7
Current portion of borrowings	48.7	43.9
Other accrued liabilities	533.6	545.3
Total current liabilities	1,065.2	1,072.9
Long-term borrowings	4,010.9	3,790.2
Accrued pensions	284.0	285.2
Deferred income taxes	108.5	115.5
Other liabilities	183.2	144.6
Total liabilities	5,651.8	5,408.4
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 250.7 and 250.1 shares issued at September 30, 2020 and December 31, 2019, respectively	250.6	249.9
Capital in excess of par	1,484.1	1,474.1
Retained earnings	493.6	443.2
Treasury shares, at cost, 15.2 shares at September 30, 2020 and December 31, 2019	(418.4)	(417.5)
Accumulated other comprehensive loss	(470.2)	(395.5)
Total Axalta shareholders’ equity	1,339.7	1,354.2
Noncontrolling interests	45.0	55.4
Total shareholders’ equity	1,384.7	1,409.6
Total liabilities and shareholders’ equity	$7,036.5	$6,818.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax benefit of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive income (loss)	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Ownership changes relating to noncontrolling interests	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	250.4	1,478.1	493.9	(417.5)	(513.9)	49.8	1,340.8
Comprehensive income (loss):
Net loss	—	—	—	(82.8)	—	—	(0.4)	(83.2)
Net realized and unrealized loss on derivatives, net of tax benefit of $0.4 million	—	—	—	—	—	(2.2)	—	(2.2)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	6.1	0.9	7.0
Total comprehensive income (loss)	—	—	—	(82.8)	—	4.3	0.5	(78.0)
Recognition of stock-based compensation	—	—	6.1	—	—	—	—	6.1
Shares issued under compensation plans	0.1	0.1	1.1	—	—	—	—	1.2
Changes in redeemable noncontrolling interest	—	—	(5.8)	—	—	—	(4.8)	(10.6)
Common stock purchases	—	—	—	—	(0.9)	—	—	(0.9)
Balance at June 30, 2020	235.4	250.5	1,479.5	411.1	(418.4)	(509.6)	45.5	1,258.6
Comprehensive income (loss):
Net income	—	—	—	82.5	—	—	—	82.5
Net realized and unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	6.0	—	6.0
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	33.9	(0.5)	33.4
Total comprehensive income (loss)	—	—	—	82.5	—	39.4	(0.5)	121.4
Recognition of stock-based compensation	—	—	4.7	—	—	—	—	4.7
Shares issued under compensation plans	0.1	0.1	(0.1)	—	—	—	—	—
Balance at September 30, 2020	235.5	$250.6	$1,484.1	$493.6	$(418.4)	$(470.2)	$45.0	$1,384.7

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

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$51.7	$210.4
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	243.6	267.3
Amortization of deferred financing costs and original issue discount	6.8	6.7
Debt extinguishment and refinancing related costs	2.4	0.2
Deferred income taxes	(57.2)	(5.6)
Realized and unrealized foreign exchange losses, net	12.7	1.5
Stock-based compensation	15.9	9.5
Divestitures and impairment charges	3.5	3.4
Interest income on swaps designated as net investment hedges	(11.0)	(11.0)
Other non-cash, net	2.7	(3.5)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(14.0)	(128.9)
Inventories	43.2	(4.0)
Prepaid expenses and other assets	(60.8)	(95.0)
Accounts payable	15.2	29.9
Other accrued liabilities	(40.9)	—
Other liabilities	17.1	8.9
Cash provided by operating activities	230.9	289.8
Investing activities:
Acquisitions, net of cash acquired	—	(2.1)
Purchase of property, plant and equipment	(56.2)	(73.9)
Proceeds from sale of consolidated joint venture, net of cash divested	—	8.2
Interest proceeds on swaps designated as net investment hedges	11.0	11.0
Other investing activities, net	5.9	(2.2)
Cash used for investing activities	(39.3)	(59.0)
Financing activities:
Proceeds from long-term borrowings	500.0	—
Payments on short-term borrowings	(23.2)	(29.5)
Payments on long-term borrowings	(325.3)	(20.0)
Financing-related costs	(8.4)	(1.5)
Purchases of common stock	(0.9)	(105.3)
Net cash flows associated with stock-based awards	0.3	46.0
Purchase of noncontrolling interests	(5.8)	(31.1)
Other financing activities, net	0.1	(3.6)
Cash provided by (used for) financing activities	136.8	(145.0)
Increase in cash	328.4	85.8
Effect of exchange rate changes on cash	(4.7)	(12.1)
Cash at beginning of period	1,020.5	696.4
Cash at end of period	$1,344.2	$770.1

Cash at end of period reconciliation:
Cash and cash equivalents	$1,341.3	$767.2
Restricted cash	2.9	2.9
Cash at end of period	$1,344.2	$770.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2020 and December 31, 2019, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies Updates
Reclassifications
The condensed consolidated statements of operations for the three and nine months ended September 30, 2019 have been updated for comparability with the current year presentation to separately present other operating charges as detailed in our annual report on Form 10-K for the year ended December 31, 2019.
Recently Adopted Accounting Guidance
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses” under a modified retrospective approach for all financial assets. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this standard primarily impact the allowance for doubtful accounts on our trade receivables, in which we have applied historical loss percentages, combined with reasonable and supportable forecasts of future losses to the respective aging categories. Adoption of ASU 2016-13 at January 1, 2020 resulted in a one-time loss to retained earnings of $1.5 million on our condensed consolidated balance sheets and statements of shareholders' equity for the nine months ended September 30, 2020.
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. As of September 30, 2020, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
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
Risks and Uncertainties
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy. In view of the rapidly changing business environment and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows. The pandemic had a significant adverse impact on the Company's results of operations, financial condition and cash flows during 2020 and, over time, the effects could have a material adverse impact.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at September 30, 2020 and December 31, 2019 were $38.5 million and $37.5 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At September 30, 2020 and December 31, 2019, the total carrying value of BIPs were $170.7 million and $191.2 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2020 and 2019, $16.6 million, $49.9 million, $17.7 million and $50.8 million, respectively, were amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $93.9 million and $79.0 million at September 30, 2020 and December 31, 2019, respectively, which will be repaid in future periods.
See Note 16 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2019 to September 30, 2020 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
Balance at December 31, 2019	$1,130.9	$78.0	$1,208.9
Foreign currency translation	34.5	2.4	36.9
Balance at September 30, 2020	$1,165.4	$80.4	$1,245.8
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$551.6	$(359.0)	$192.6	10.4
Trademarks - indefinite-lived	273.1	—	273.1	Indefinite
Trademarks - definite-lived	100.7	(34.8)	65.9	16.0
Customer relationships	919.8	(307.6)	612.2	19.0
Other	15.2	(10.4)	4.8	5.0
Total	$1,860.4	$(711.8)	$1,148.6

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Periods (years)
Technology	$540.2	$(310.6)	$229.6	10.4
Trademarks—indefinite-lived	264.9	—	264.9	Indefinite
Trademarks—definite-lived	99.7	(30.1)	69.6	15.8
Customer relationships	923.8	(271.3)	652.5	19.1
Other	15.2	(7.9)	7.3	5.0
Total	$1,843.8	$(619.9)	$1,223.9

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2020 and each of the succeeding five years is:

Remainder of 2020	$28.5
2021	113.6
2022	111.4
2023	71.1
2024	66.2
2025	65.5
(4)    RESTRUCTURING
On July 29, 2020, we announced a global restructuring of our business given the significant customer demand headwinds we are facing due to COVID-19 and to better position the Company for sustained growth. The global restructuring resulted in pretax charges of $52.2 million for the nine months ended September 30, 2020, of which $48.2 million primarily relates to employee severance associated with a net reduction to our workforce of approximately 600 employees globally, while the remaining $4.0 million relates to accelerated depreciation, impairment of assets and other non-cash costs. The global restructuring is expected to result in total pretax charges of approximately $60-65 million.
We also incurred incremental accelerated depreciation resulting from the previously announced closure of our manufacturing facility in Mechelen, Belgium for the three and nine months ended September 30, 2020 and 2019, of $0.0 million, $8.5 million, $5.4 million and $18.2 million, respectively, which was recorded to cost of goods sold in the condensed consolidated statements of operations.
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and nine months ended September 30, 2020 and 2019, we incurred restructuring costs of $35.2 million, $67.4 million, $29.2 million and $33.3 million, respectively. These amounts are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activities related to the restructuring reserves and expenses from December 31, 2019 to September 30, 2020:

2020 Activity
Balance at December 31, 2019	$78.0
Expenses, net of changes to estimates	67.4
Payments made	(68.5)
Foreign currency translation	2.6
Balance at September 30, 2020	$79.5
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At September 30, 2020 and December 31, 2019, we had outstanding bank guarantees of $9.6 million and $11.6 million, respectively. Most of our bank guarantees expire between 2020 and 2026, while others do not have specified expiration dates. We monitor the obligations to evaluate whether we have a liability at the balance sheet date. During the nine months ended September 30, 2020, we incurred and paid $1.0 million related to our outstanding bank guarantees. We did not have any liabilities related to our outstanding bank guarantees recorded at September 30, 2020 and December 31, 2019.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These litigation matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage incurred by us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time. The potential effects, if any, on our condensed consolidated financial statements will be recorded in the period in which these matters are probable and estimable. We believe that any sum we may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect upon our results of operations, financial conditions or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.
We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The liabilities recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable, but that a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.8	$1.8	$5.5	$5.4
Interest cost	2.6	3.2	7.2	9.8
Expected return on plan assets	(3.2)	(3.4)	(9.5)	(10.4)
Amortization of actuarial loss, net	0.7	0.5	2.5	1.4
Plan curtailments, settlements and special termination benefits	(0.7)	—	(2.5)	—
Net periodic benefit cost	$1.2	$2.1	$3.2	$6.2
All non-service components of net periodic benefit cost are recorded in other expense (income), net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2020 and 2019, we recognized expenses of $4.7 million, $15.9 million, $4.2 million and $9.5 million, respectively, for stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. The increase in expense during 2020 resulted primarily from forfeitures recognized during the nine months ended September 30, 2019. We recognized tax benefits of $0.1 million, $1.6 million, $0.4 million and $1.5 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

2020 Activity
In February 2020, we granted restricted stock units and performance share units to certain employees and directors. All awards were granted under the Company's Amended and Restated 2014 Incentive Award Plan. During 2020, the Company withheld shares and used cash to settle the employees' tax obligation from vesting of awards in the amount of $1.1 million.
A summary of award activity by type for the nine months ended September 30, 2020 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	3.0	$25.92
Granted	—	$—
Exercised	(0.1)	$13.12
Forfeited (1)	—	$28.49
Outstanding at September 30, 2020	2.9	$26.46
Vested and expected to vest at September 30, 2020	2.9	$26.46	$4.7	5.03
Exercisable at September 30, 2020	2.3	$26.21	$4.7	4.31
(1)    Activity during the nine months ended September 30, 2020 rounds to zero.
Cash received by the Company upon exercise of options for the nine months ended September 30, 2020 was $1.4 million. Excess tax benefits on these exercises were $0.3 million.
At September 30, 2020, there is $1.1 million of unrecognized expense relating to unvested stock options that is expected to be amortized over a weighted average period of 1.1 years.

Restricted Stock Awards and Restricted Stock Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	1.2	$28.45
Granted	0.4	$29.54
Vested	(0.5)	$28.60
Forfeited	(0.1)	$28.27
Outstanding at September 30, 2020	1.0	$28.89
Tax shortfall expenses on the vesting of restricted stock awards and restricted stock units during the nine months ended September 30, 2020 was $0.3 million.
At September 30, 2020, there is $12.4 million of unamortized expense relating to unvested restricted stock and restricted stock units that is expected to be amortized over a weighted average period of 1.4 years.

Performance Stock Awards and Performance Share Units	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	0.5	$32.11
Granted	0.4	$31.88
Vested	(0.1)	$38.11
Forfeited	(0.1)	$32.90
Outstanding at September 30, 2020	0.7	$31.14
Our performance stock awards and performance share units allow for participants to vest in more or less than the targeted number of shares granted. Some of our awards are currently performing better than targets, while others are performing worse than targets. We currently expect a total of 0.6 million shares with a weighted average fair value per share of $30.51 to vest. At September 30, 2020, there is $11.2 million of unamortized expense relating to unvested performance stock awards and performance share units that is expected to be amortized over a weighted average period of 2.0 years. The forfeitures include performance stock awards and performance share units that vested below target.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    OTHER EXPENSE (INCOME), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange losses, net	$5.5	$0.7	$7.5	$5.3
Debt extinguishment and refinancing related costs	—	—	2.4	0.2
Other miscellaneous income, net	(3.2)	(2.6)	(9.0)	(9.3)
Total	$2.3	$(1.9)	$0.9	$(3.8)
(9)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
Effective Tax Rate	(78.3)%	19.3%
The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the nine months ended September 30, 2020 and are discussed in further detail below.
On January 1, 2020, we completed an intra-entity transfer of certain intellectual property rights (the “IP”) to our Swiss subsidiary, where our EMEA regional headquarters is located. The transfer of the IP did not result in a taxable gain; however, it did result in step-up of the Swiss tax-deductible basis in the transferred assets and, accordingly, created a temporary difference between the book basis and the tax basis of the IP, which was transferred at fair value. We applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. Consequently, this transaction resulted in the recognition of a deferred tax asset at the applicable Swiss tax rate, resulting in a one-time tax benefit of $50.5 million during the nine months ended September 30, 2020. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority (“GTA”) indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company believes our filings were accurate based on the technical merits of our positions, after extensive discussions with the GTA, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters and expects to reach a formal agreement in the coming months. As a result of these changes, the Company recorded a charge to income tax expense of $14.3 million during the nine months ended September 30, 2020. The Company is also currently under audit in Germany for tax years 2014-2017 and is prepared to vigorously defend itself on these matters.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net income to common shareholders	$82.5	$65.5	$51.9	$207.3
Basic weighted average shares outstanding	235.3	233.9	235.1	233.8
Diluted weighted average shares outstanding	236.0	235.5	235.9	235.8
Net income per common share:
Basic net income per share	$0.35	$0.28	$0.22	$0.89
Diluted net income per share	$0.35	$0.28	$0.22	$0.88
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 were 2.8 million, 2.9 million, 2.4 million and 2.8 million, respectively.

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

	September 30, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$715.9	$718.4
Notes receivable	20.2	24.7
Other	88.1	87.0
Total	$824.2	$830.1
(1)    Allowance for doubtful accounts was $27.2 million and $16.0 million at September 30, 2020 and December 31, 2019, respectively.
Bad debt expense of $2.4 million, $12.8 million, $1.1 million and $3.7 million was included within selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019, respectively. The increase in expense for the nine months ended September 30, 2020, was as a result of the increased risk for future credit losses primarily related to the COVID-19 pandemic.
(12)    INVENTORIES

	September 30, 2020	December 31, 2019
Finished products	$299.5	$327.4
Semi-finished products	90.9	109.9
Raw materials	125.7	133.7
Stores and supplies	20.6	20.6
Total	$536.7	$591.6
Inventory reserves were $19.2 million and $13.1 million at September 30, 2020 and December 31, 2019, respectively. The increase in our reserve at September 30, 2020, includes impacts from obsolescence due to a lower demand environment resulting from the COVID-19 pandemic.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2020	December 31, 2019
Property, plant and equipment	$2,227.6	$2,231.9
Accumulated depreciation	(1,062.4)	(1,008.9)
Property, plant, and equipment, net	$1,165.2	$1,223.0
Depreciation expense amounted to $31.1 million, $104.4 million, $40.2 million and $129.3 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(14)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2020	December 31, 2019
2024 Dollar Term Loans	$2,069.3	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	391.4	375.2
2025 Euro Senior Notes	525.8	504.0
2027 Dollar Senior Notes	500.0	—
Short-term and other borrowings	114.2	109.0
Unamortized original issue discount	(7.9)	(10.5)
Unamortized deferred financing costs	(33.2)	(31.1)
Total borrowings, net	4,059.6	3,834.1
Less:
Short-term borrowings	24.4	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$4,010.9	$3,790.2
Revolving Credit Facility
At September 30, 2020 and December 31, 2019, letters of credit issued under the Revolving Credit Facility totaled $34.0 million and $38.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $366.0 million and $361.2 million at September 30, 2020 and December 31, 2019, respectively.
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
The 2027 Senior Notes were issued at par and are due June 15, 2027. We deferred debt issuance costs of $8.3 million, which are recorded as reductions to long-term borrowings in the condensed consolidated balance sheets and amortized over the life of the issuance. The 2027 Senior Notes bear interest at 4.750% which is payable semi-annually on June 15th and December 15th. We have the option to redeem all or part of the 2027 Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, on or after June 15th of the years indicated:

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
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2020.

Remainder of 2020	$17.8
2021	36.8
2022	54.2
2023	27.2
2024	2,884.7
Thereafter	1,080.0
Total borrowings	4,100.7
Unamortized original issue discount	(7.9)
Unamortized deferred financing costs	(33.2)
Total borrowings, net	$4,059.6
(15)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
Fair value of financial instruments
Equity securities with readily determinable fair values - Balances of equity securities are recorded within other assets, with any changes in fair value recorded within other expense (income), net. The fair values of equity securities are based upon quoted market prices, which are considered Level 1 inputs.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at September 30, 2020 and December 31, 2019.

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$14.3	$—	$14.3	$—	$14.4	$—	$14.4
Foreign currency forward contracts (1)	—	0.1	—	0.1	—	—	—	—
Other assets:
Cross-currency swaps (2)	—	—	—	—	—	8.0	—	8.0
Investments in equity securities	0.7	—	—	0.7	0.6	—	—	0.6
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	2.0	—	2.0	—	1.3	—	1.3
Interest rate swaps (1)	—	28.6	—	28.6	—	8.9	—	8.9
Other liabilities:
Interest rate caps (1)	—	0.5	—	0.5	—	1.2	—	1.2
Interest rate swaps (1)	—	37.3	—	37.3	—	20.5	—	20.5
Cross-currency swaps (2)	—	0.4	—	0.4	—	—	—	—
Long-term borrowings:
2024 Dollar Term Loans	—	2,033.7	—	2,033.7	—	2,396.5	—	2,396.5
2024 Dollar Senior Notes	—	512.6	—	512.6	—	520.2	—	520.2
2024 Euro Senior Notes	—	395.8	—	395.8	—	388.2	—	388.2
2025 Euro Senior Notes	—	529.7	—	529.7	—	520.7	—	520.7
2027 Dollar Senior Notes	—	515.7	—	515.7	—	—	—	—
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table presents the gains (losses) included in AOCI for derivative instruments that qualify and have been designated as cash flow and net investment hedges:

	September 30, 2020	December 31, 2019
AOCI:
Interest rate caps (cash flow hedges)	$3.2	$3.5
Interest rate swaps (cash flow hedges)	65.9	29.4
Foreign currency forward contracts (cash flow hedges)	0.1	—
Cross-currency swaps (net investment hedges)	(13.9)	(22.4)
Total AOCI	$55.3	$10.5
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2020 and 2019 for these cash flow and net investment hedges.

		For the Three Months Ended September 30,
		2020		2019
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$0.1	$0.6	$0.3	$0.1
Interest rate swaps	Interest expense, net	0.4	7.0	4.8	0.4
Foreign currency forward contracts	Cost of goods sold	0.1	—	—	—
Cross-currency swaps	Interest expense, net	16.9	(3.6)	(24.2)	(3.8)

		For the Nine Months Ended September 30,
		2020		2019
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$1.2	$1.5	$6.2	$(1.5)
Interest rate swaps	Interest expense, net	48.0	11.5	32.4	0.5
Foreign currency forward contracts	Cost of goods sold	0.1	—	—	—
Cross-currency swaps	Interest expense, net	(2.5)	(11.0)	(39.1)	(11.0)
Over the next 12 months, we expect losses of $32.5 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
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

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that were not designated for hedge accounting treatment were recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Other income, net	$(4.4)	$2.3	$(5.3)	$4.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales (1):
Refinish	$401.7	$441.5	$1,031.4	$1,294.3
Industrial	281.0	282.2	781.1	899.4
Total Net sales Performance Coatings	682.7	723.7	1,812.5	2,193.7
Light Vehicle	276.3	295.7	662.7	917.7
Commercial Vehicle	67.9	87.6	187.9	272.4
Total Net sales Transportation Coatings	344.2	383.3	850.6	1,190.1
Total Net sales	$1,026.9	$1,107.0	$2,663.1	$3,383.8
Equity in earnings in unconsolidated affiliates:
Performance Coatings	$0.1	$0.2	$0.1	$0.4
Transportation Coatings	(0.2)	(0.1)	(0.3)	(0.1)
Total	$(0.1)	$0.1	$(0.2)	$0.3

			September 30, 2020	December 31, 2019
Investment in unconsolidated affiliates:
Performance Coatings			$2.1	$2.4
Transportation Coatings			8.2	12.7
Total			$10.3	$15.1
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBIT (1):
Performance Coatings	$133.9	$124.9	$214.8	$331.1
Transportation Coatings	48.5	37.2	35.0	111.8
Total (2)	182.4	162.1	249.8	442.9
Interest expense, net	39.8	40.2	112.4	122.5
Debt extinguishment and refinancing related costs (a)	—	—	2.4	0.2
Termination benefits and other employee related costs (b)	35.7	29.2	70.4	33.3
Strategic review and retention costs (c)	6.9	3.0	25.1	3.8
Offering and transactional costs (d)	0.1	0.1	0.3	0.9
Loss (gain) on divestiture and impairments (e)	0.3	(0.5)	3.5	3.4
Pension special events (f)	(0.7)	—	(2.5)	—
Accelerated depreciation (g)	0.4	5.4	8.9	18.2
Indemnity loss (income) (h)	0.3	—	0.3	(0.2)
Income before income taxes	$99.6	$84.7	$29.0	$260.8

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

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees which will be earned over a period of 18-24 months. These amounts are not considered indicative of our ongoing operating performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents expenses and associated changes to estimates related to the sale of our interest in a joint venture business and other impairments, which are not considered indicative of our ongoing operating performance.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, settlements and special termination benefits, which we do not consider indicative of our ongoing operating performance.

(g)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents indemnity loss (income) associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(17)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(297.0)	$(69.9)	$(28.6)	$(395.5)
Current year deferrals to AOCI	(83.3)	—	(36.3)	(119.6)
Reclassifications from AOCI to Net income	—	(0.4)	1.6	1.2
Net Change	(83.3)	(0.4)	(34.7)	(118.4)
Balance at March 31, 2020	(380.3)	(70.3)	(63.3)	(513.9)
Current year deferrals to AOCI	6.1	—	(5.2)	0.9
Reclassifications from AOCI to Net income	—	0.4	3.0	3.4
Net Change	6.1	0.4	(2.2)	4.3
Balance at June 30, 2020	(374.2)	(69.9)	(65.5)	(509.6)
Current year deferrals to AOCI	33.9	(0.2)	(0.5)	33.2
Reclassifications from AOCI to Net income	—	(0.3)	6.5	6.2
Net Change	33.9	(0.5)	6.0	39.4
Balance at September 30, 2020	$(340.3)	$(70.4)	$(59.5)	$(470.2)
Included within reclassifications from AOCI to net income for the three and nine months ended September 30, 2020 were net curtailment and settlement impacts of $1.3 million and $3.1 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2020 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2020 was $9.7 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(299.4)	$(36.4)	$(0.3)	$(336.1)
Current year deferrals to AOCI	12.8	—	(11.4)	1.4
Reclassifications from AOCI to Net income	—	—	(1.0)	(1.0)
Net Change	12.8	—	(12.4)	0.4
Balance at March 31, 2019	(286.6)	(36.4)	(12.7)	(335.7)
Current year deferrals to AOCI	(5.7)	(0.1)	(17.3)	(23.1)
Reclassifications from AOCI to Net income	2.6	0.5	(0.3)	2.8
Net Change	(3.1)	0.4	(17.6)	(20.3)
Balance at June 30, 2019	(289.7)	(36.0)	(30.3)	(356.0)
Current year deferrals to AOCI	(52.2)	—	(4.4)	(56.6)
Reclassifications from AOCI to Net income	—	0.3	0.5	0.8
Net Change	(52.2)	0.3	(3.9)	(55.8)
Balance at September 30, 2019	$(341.9)	$(35.7)	$(34.2)	$(411.8)
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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:
•adverse developments in economic conditions as a result of global coronavirus pandemic ("COVID-19") or otherwise;
•the duration and spread of COVID-19 outbreak; its severity; actions taken to contain the virus, including government actions to mitigate the economic impact of the outbreak; how quickly and to what extent normal economic and operating conditions can resume; how quickly and to what extent our customers and counterparties can recover from the negative impacts of the outbreak; and the effects, and unpredictability resulting from, recurring containment and mitigation actions;
•volatility in the capital, credit and commodities markets;
•our inability to successfully execute on our growth strategy and our cost savings initiatives, including restructurings;
•increased competition;
•reduced demand for some of our products as a result of improved safety features on vehicles, insurance company influence, new business models or new methods of travel
•risks of the loss or change in purchasing levels of any of our significant customers or the consolidation of MSOs, distributors and/or body shops;
•our reliance on our distributor network and third-party delivery services for the distribution and export of certain of our products;
•credit risk exposure from our customers;
•price increases or business interruptions in our supply of raw materials;
•failure to develop and market new products and manage product life cycles;
•business disruptions, security threats and security breaches, including security risks to our information technology systems;
•risks associated with our outsourcing strategies;
•risks associated with our non-U.S. operations;
•currency-related risks;
•terrorist acts, conflicts, wars, natural disasters, pandemics, and other health crises that may materially adversely affect our business, financial condition and results of operations;
•risks associated with the United Kingdom’s withdrawal from the European Union;
•failure to comply with the anti-corruption laws of the United States and various international jurisdictions;
•failure to comply with anti-terrorism laws and regulations and applicable trade embargoes;

•risks associated with protecting data privacy;
•significant environmental liabilities and costs as a result of our current and past operations or products, including operations or products related to our business prior to our acquisition of DuPont Performance Coatings;
•transporting certain materials that are inherently hazardous due to their toxic nature;
•litigation and other commitments and contingencies;
•ability to recruit and retain the experienced and skilled personnel we need to compete;
•unexpected liabilities under any pension plans applicable to our employees;
•work stoppages, union negotiations, labor disputes and other matters associated with our labor force;
•our ability to protect and enforce intellectual property rights;
•intellectual property infringement suits against us by third parties;
•our ability to realize the anticipated benefits of any acquisitions and divestitures;
•our joint ventures’ ability to operate according to our business strategy should our joint venture partners fail to fulfill their obligations;
•risk that the insurance we maintain may not fully cover all potential exposures;
•risks associated with changes in tax rates, laws or regulations, or the interpretation or application of tax laws and regulations, including unexpected impacts of the new U.S. TCJA legislation, which may differ with further regulatory guidance and changes in our current interpretations and assumptions;
•our substantial indebtedness;
•our ability to obtain additional capital on commercially reasonable terms may be limited;
•any statements of belief and any statements of assumptions underlying any of the foregoing;
•other factors disclosed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission; and
•other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 46 manufacturing facilities, four technology centers, 53 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 21.3% for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily driven by a decrease in volumes of 19.6% as a result of decreased demand largely due to COVID-19 impacts. The decrease in volumes is inclusive of negative impacts of portfolio changes of 0.8% associated with the prior year sale of a consolidated joint venture. Further contributing to the decrease was mostly stable but slightly lower average selling price and product mix, as well as impacts of unfavorable currency translation of 1.6%. The following trends have impacted our segment and end-market net sales performance:
•Performance Coatings: Net sales decreased 17.4% driven primarily by a decrease in volumes of 15.4% as a result of decreased demand largely due to COVID-19 across both end-markets, inclusive of the negative net impacts of portfolio changes of 1.3% associated with the 2019 sale of our consolidated powder joint venture in China. Furthering the decrease during the period were the impacts of unfavorable foreign currency translation of 1.1%, as well as a 0.9% decrease from lower average selling prices and product mix resulting primarily from a change in product mix in the refinish end-market.
•Transportation Coatings: Net sales decreased 28.5% driven primarily by a decrease in volumes of 27.3% as a result of customer shutdowns caused by COVID-19, as well as the impacts of unfavorable foreign currency translation of 2.7%. Partially offsetting the decline in volumes and foreign currency headwinds during the period was an increase of 1.5% from increased average selling prices and product mix across both end-markets and all regions.
Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2020 and 2019, as follows:

(In millions)	Three Months Ended September 30,		2020 vs 2019	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	% change	2020	2019	% change
Performance Coatings
Refinish	$401.7	$441.5	(9.0)%	$1,031.4	$1,294.3	(20.3)%
Industrial	281.0	282.2	(0.4)%	781.1	899.4	(13.2)%
Total Net sales Performance Coatings	682.7	723.7	(5.7)%	1,812.5	2,193.7	(17.4)%
Transportation Coatings
Light Vehicle	276.3	295.7	(6.6)%	662.7	917.7	(27.8)%
Commercial Vehicle	67.9	87.6	(22.5)%	187.9	272.4	(31.0)%
Total Net sales Transportation Coatings	344.2	383.3	(10.2)%	850.6	1,190.1	(28.5)%
Total Net sales	$1,026.9	$1,107.0	(7.2)%	$2,663.1	$3,383.8	(21.3)%
Coronavirus (COVID-19) Pandemic
During the nine months ended September 30, 2020, the COVID-19 pandemic had a significant adverse impact on the demand for our products and, thus, our income from operations. These impacts have been felt globally, however, we have seen improvements as countries began reopening. We have taken action to both plan for and address the near-term impact commensurate with the decline in demand in certain areas of our business. The focus has been on dynamically adjusting our cost structure as needed and our results already include benefits from actions taken to reduce discretionary spending across the organization which has been aided by our highly variable cost structure. We saw sequential improvements quarter over quarter; however, if the global pandemic continues or evolves into an even more prolonged health crisis, or there are new shutdowns or restrictions put in place, the effects could have a material adverse impact on our future results of operations, financial condition and cash flows.
Consistent with the actions taken or recommended by governmental authorities, we elected to shut down certain manufacturing operations in regions around the world for periods of time, but mostly focused in April and May 2020. All of our manufacturing sites are currently open, and the timing of re-opening was phased and in-line with the return of customer demand. At each of our sites, we have taken steps to enhance safety standards in place to protect workers. While the periods of reduced production levels did not create a significant adverse impact on our results of operations for the three months ended September 30, 2020, it did create a significant adverse impact on our results of operations for the nine months ended September 30, 2020. Any future disruption to our production levels could have a material adverse effect on our financial condition, liquidity, and results of operations.
We are actively monitoring and managing supply chain challenges, including logistics, but thus far, there have been no significant disruptions. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Further, we are actively monitoring our customers' credit worthiness, and while there has been an increase in credit risk levels, at this point we are not aware of any material changes to our customers' ability to settle outstanding receivables.

A significant portion of our non-operations focused workforce continues to work remotely while we monitor COVID-19 and adhere to government guidelines for safe operation. We expect to continue to be able to meet our customers' needs while ensuring the safety of our employees, customers and communities.
We remain committed to our Axalta Way cost savings and the global restructuring initiatives announced in July 2020 and we expect to meet our full year 2020 savings goals. In addition, during the quarter, we were able to reduce operating costs by approximately $50 million and achieve incremental cash flows of approximately $60 million from COVID-19 related cost and cash flow actions.
From a liquidity standpoint, we have $1,341.3 million of cash and cash equivalents and $366.0 million of available borrowing capacity under our Senior Secured Credit Facilities. We have no outstanding borrowing on the Revolving Credit Facility and, therefore, are not currently subject to any financial covenants under the Senior Secured Credit Facility.
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
Net sales

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$1,026.9	$1,107.0	$(80.1)	(7.2)%	$2,663.1	$3,383.8	$(720.7)	(21.3)%
Volume effect				(6.0)%				(18.8)%
Impact of portfolio changes				0.1%				(0.8)%
Price/product mix effect				(1.4)%				(0.1)%
Exchange rate effect				0.1%				(1.6)%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by significantly reduced global automotive production, lower vehicle miles driven and accelerated industrial slowdown primarily as a result of COVID-19 impacts, as well as previously anticipated muted industrial trends and declines in light and commercial vehicle builds

● Lower average selling prices and product mix resulting primarily from a change in product mix in refinish, partially offset by an increase in commercial vehicle
Partially offset by:
● Favorable impacts of currency translation, due primarily to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by significantly reduced global automotive production, lower vehicle miles driven and accelerated industrial slowdown primarily as a result of COVID-19 impacts, as well as previously anticipated muted industrial trends and declines in light and commercial vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real, and Mexican Peso compared to the U.S. dollar
● Negative impacts as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Lower average selling prices and product mix resulting primarily from a change in product mix in refinish, mostly offset by an increase across both end-markets and all regions within the Transportation Coatings segment, primarily within light vehicle

Cost of sales

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of sales	$634.1	$707.4	$(73.3)	(10.4)%	$1,780.1	$2,207.1	$(427.0)	(19.3)%
% of net sales	61.7%	63.9%			66.8%	65.2%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions
● Decline in depreciation expense for operating equipment
● Decreased variable input costs across both segments
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, including decreased compensation related expenses associated with COVID-19 related cost reduction actions

Partially offset by:
● Unfavorable impacts of currency translation of 0.5%, due primarily to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar
Cost of sales as a percentage of net sales decreased due to the following:
● Decreases associated with lower variable input costs and operational efficiencies associated with cost savings initiatives, including decreased compensation related expenses associated with COVID-19 related cost reduction actions

Partially offset by:
● Decreased net sales from price and product mix, primarily resulting from impacts of product mix sold in refinish

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Decline in depreciation expense for operating equipment
● Decreased variable input costs across both segments and all regions
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, including decreased compensation related expenses associated with COVID-19 related cost reduction actions

Partially offset by:
● Increased expenses associated with reduced utilization at certain manufacturing sites and increased inventory reserves
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real, and Mexican Peso compared to the U.S. dollar
Cost of sales as a percentage of net sales increased due to the following:
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Decreases associated with variable cost savings and operational efficiencies associated with cost savings initiatives, including decreased compensation related expenses associated with COVID-19 related cost reduction actions

Selling, general and administrative expenses

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
SG&A	$166.5	$199.2	$(32.7)	(16.4)%	$516.1	$617.2	$(101.1)	(16.4)%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, including decreased compensation-related expenses associated with COVID-19 related cost reduction actions

● Decline in commissions and sales incentive compensation driven by decrease in net sales
Partially offset by:
● Unfavorable impacts of currency translation of 1.0%, due primarily to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives, including decreased compensation-related expenses associated with COVID-19 related cost reduction actions

● Decline in commissions and sales incentive compensation driven by decrease in net sales
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation of 2.1%, due primarily to the weakening of the Euro, Chinese Renminbi, and Brazilian Real compared to the U.S. dollar
Partially offset by:
● Increased reserves for trade receivables of $9.1 million to $12.8 million from $3.7 million in the prior year
● Increased stock-based compensation expenses of $6.4 million, primarily due to forfeitures in the prior year

Other operating charges

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other operating charges	$42.6	$31.8	$10.8	34.0%	$98.9	$41.4	$57.5	138.9%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Other operating charges increased due to the following:
● Increase in termination benefits and other employee related costs associated with our cost savings initiatives of $6.5 million from $29.2 million in the prior year to $35.7 million in the current year

● Increased expenses of $3.9 million associated with the review of strategic alternatives that was concluded in March 2020 as discussed above within "Business Highlights - Strategic Review" and retention costs from $3.0 million in the prior year to $6.9 million in the current year

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Other operating charges increased due to the following:
● Increase in termination benefits and other employee related costs associated with our cost saving initiatives of $37.1 million from $33.3 million in the prior year to $70.4 million in the current year

● Increased expenses of $21.3 million associated with the review of strategic alternatives that was concluded in March 2020 as discussed above within "Business Highlights - Strategic Review" and retention costs from $3.8 million in the prior year to $25.1 million in the current year

Research and development expenses

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development expenses	$13.4	$17.4	$(4.0)	(23.0)%	$41.2	$53.5	$(12.3)	(23.0)%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives, as well as decreased compensation-related expenses associated with COVID-19 related cost reduction actions

Partially offset by:
● Unfavorable impacts of currency translation, which increased expenses by 0.3%, due primarily to the strengthening of the Euro and Chinese Renminbi compared to the U.S. dollar
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives, including decreased compensation-related expenses associated with COVID-19 related cost reduction actions

● Favorable impacts of currency translation, which reduced expenses by 0.5%, due primarily to the weakening of the Euro compared to the U.S. dollar
Amortization of acquired intangibles

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Amortization of acquired intangibles	$28.6	$28.2	$0.4	1.4%	$84.5	$85.1	$(0.6)	(0.7)%

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Amortization of acquired intangibles increased due to the following:
● Unfavorable impacts of foreign currency translation, primarily related to the strengthening of the Euro compared to the U.S. dollar
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Amortization of acquired intangibles decreased due to the following:
● Favorable impacts of foreign currency translation, primarily related to the weakening of the Euro compared to the U.S. dollar
Interest expense, net

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense, net	$39.8	$40.2	$(0.4)	(1.0)%	$112.4	$122.5	$(10.1)	(8.2)%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Interest expense, net decreased primarily due to the following:
● Decrease in principal base due to the voluntary prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period
Partially offset by:
● Increase in expense associated with the issuance of $500.0 million aggregate principal amount of 2027 Senior Notes
● Unfavorable impacts of our derivative instruments
● Strengthening of the Euro compared to the U.S. dollar
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Interest expense, net decreased primarily due to the following:
● Decrease in principal base due to the voluntary prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period
Partially offset by:
● Increase from expense associated with the issuance of $500.0 million aggregate principal amount of 2027 Senior Notes
● Unfavorable impacts of our derivative instruments
Other expense (income), net

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other expense (income), net	$2.3	$(1.9)	$4.2	221.1%	$0.9	$(3.8)	$4.7	123.7%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Other expense (income), net increased due to the following:
● Increased impact of foreign exchange losses of $4.8 million from $0.7 million during the prior period to $5.5 million during the current period due to strengthening of Euro
Partially offset by:
● Net benefits of $0.7 million resulting from pension curtailments and settlements released from accumulated other comprehensive loss, partially offset by special termination benefits
● Increase in miscellaneous income

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Other expense (income), net increased due to the following:
● Debt extinguishment and refinancing related costs of $2.4 million, driven primarily by the write off of unamortized deferred financing costs and original issue discounts in relation with the voluntary prepayment of $300.0 million of outstanding principal on our 2024 Dollar Term Loans in January 2020

● Increased impact of foreign exchange losses of $2.2 million from $5.3 million during the prior period to $7.5 million during the current period due to Euro exposure
● Decrease in miscellaneous income
Partially offset by:
● Net benefits of $2.5 million during the current period resulting from pension curtailments and settlements released from accumulated other comprehensive loss, partially offset by special termination benefits

Provision (benefit) for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$99.6	$84.7	$29.0	$260.8
Provision (benefit) for income taxes	17.1	18.3	(22.7)	50.4
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	17.2%	21.6%	(78.3)%	19.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	(3.8)%	0.6%	(99.3)%	(1.7)%

	(Favorable) Unfavorable Impact
	Three Months Ended September 30,		Nine Months Ended September 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2020	2019	2020	2019
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(7.0)	$(5.5)	$(12.9)	$(16.5)
Changes in valuation allowance	(1.4)	5.6	6.0	(13.6)
Foreign exchange gain (loss), net	2.4	(1.3)	1.1	(0.4)
Stock-based compensation excess tax benefits, net	—	(4.2)	—	(11.0)
Non-deductible expenses and interest	0.9	1.1	4.0	3.3
Increase in unrecognized tax benefits(2)	1.8	2.0	21.1	9.2
Intra-entity asset transfer (3)	—	—	(50.5)	—
Foreign taxes (4)	0.9	0.3	4.4	18.7
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) Primarily related to charges recorded in connection with the income tax audit in Germany.
(3) Related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.
(4) For the nine months ended September 30, 2019, the unfavorable impact is primarily related to an adjustment for certain tax attributes for which the Company determined are no longer realizable. This was mostly offset by a tax benefit for the decrease to the valuation allowance on the tax attributes previously recorded as a result of changes under U.S. tax reform.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings.
Performance Coatings Segment

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$682.7	$723.7	$(41.0)	(5.7)%	$1,812.5	$2,193.7	$(381.2)	(17.4)%
Volume effect				(4.5)%				(14.1)%
Impact of portfolio changes				0.1%				(1.3)%
Price/product mix effect				(2.4)%				(0.9)%
Exchange rate effect				1.1%				(1.1)%

Adjusted EBIT	$133.9	$124.9	$9.0	7.2%	$214.8	$331.1	$(116.3)	(35.1)%
Adjusted EBIT Margin	19.6%	17.3%			11.9%	15.1%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net sales decreased due to the following:
● Lower organic refinish volumes across all regions due to decreased demand primarily as a result of lower vehicle miles driven due to COVID-19
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish
Partially offset by:
● Favorable impacts of currency translation, due primarily to the strengthening of the Euro compared to the U.S. dollar

Adjusted EBIT increased due to the following:
● Lower operating expenses across both end-markets resulting from operational efficiencies associated with our cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and decreased costs to support net sales

● Lower variable input costs across both end-markets
Partially offset by:
● Lower organic volumes across all regions driven by refinish, due to decreased demand primarily as a result of lower vehicle miles driven due to COVID-19
● Lower average selling prices and product mix across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and Mexican Peso compared to the U.S. dollar
Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of lower vehicle miles driven and industrial production due to COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Mexican Peso compared to the U.S. dollar
● Negative impacts as a result of portfolio changes within our industrial end-market, which included the sale of our consolidated joint venture interests during the second quarter of 2019
● Lower average selling prices and product mix across both end-markets, primarily driven by a change in product mix sold in refinish

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of lower vehicle miles driven due to COVID-19
● Lower average selling prices and product mix across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Euro, Chinese Renminbi, Brazilian Real and Mexican Peso compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and decreased costs to support net sales

● Lower variable input costs across both end-markets and all regions
Transportation Coatings Segment

	Three Months Ended September 30,		2020 vs 2019		Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$344.2	$383.3	$(39.1)	(10.2)%	$850.6	$1,190.1	$(339.5)	(28.5)%
Volume effect				(9.0)%				(27.3)%
Price/product mix effect				0.4%				1.5%
Exchange rate effect				(1.6)%				(2.7)%

Adjusted EBIT	$48.5	$37.2	$11.3	30.4%	$35.0	$111.8	$(76.8)	(68.7)%
Adjusted EBIT Margin	14.1%	9.7%			4.1%	9.4%
Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19 as well as a previously anticipated decrease in vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and South African Rand compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across most regions driven by commercial vehicle

Adjusted EBIT increased due to the following:
● Lower operating expenses across both end-markets and all regions, primarily in light vehicle resulting from operational efficiencies associated with our cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and decreased costs to support net sales

● Lower variable input costs across both end-markets and all regions
● Higher average selling prices across most regions driven by commercial vehicle
Partially offset by:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19 as well as a previously anticipated decrease in vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and South African Rand compared to the U.S. dollar

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19 as well as a previously anticipated decrease in vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Mexican Peso, Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19 as well as a previously anticipated decrease in vehicle builds

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Mexican Peso, Euro and Chinese Renminbi compared to the U.S. dollar
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and costs to decreased support net sales

● Higher average selling prices across both end-markets and all regions
● Lower variable input costs across both end-markets and all regions
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2020, availability under the Revolving Credit Facility was $366.0 million, net of $34.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At September 30, 2020, we had $11.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $6.6 million.
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

Cash Flows

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities:
Net income	$51.7	$210.4
Depreciation and amortization	243.6	267.3
Amortization of deferred financing costs and original issue discount	6.8	6.7
Debt extinguishment and refinancing related costs	2.4	0.2
Deferred income taxes	(57.2)	(5.6)
Realized and unrealized foreign exchange losses, net	12.7	1.5
Stock-based compensation	15.9	9.5
Divestitures and impairment charges	3.5	3.4
Interest income on swaps designated as net investment hedges	(11.0)	(11.0)
Other non-cash, net	2.7	(3.5)
Net income adjusted for non-cash items	271.1	478.9
Changes in operating assets and liabilities	(40.2)	(189.1)
Operating activities	230.9	289.8
Investing activities	(39.3)	(59.0)
Financing activities	136.8	(145.0)
Effect of exchange rate changes on cash	(4.7)	(12.1)
Net increase in cash, cash equivalents and restricted cash	$323.7	$73.7
Nine months ended September 30, 2020
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2020 was $230.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $271.1 million. This was offset by net uses of working capital of $40.2 million, for which the most significant drivers were increases in prepaid expenses and other assets of $60.8 million and other accrued liabilities of $40.9 million, partially offset by decreases in inventory of $43.2 million during the nine months ended September 30, 2020. These outflows were primarily related to the timing of cash payments for employee related benefits, customer incentive payments, payments of normal seasonal operating activities and decreased business activity associated with the COVID-19 downturn.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2020 was $39.3 million. The primary use was for purchases of property, plant and equipment of $56.2 million, partially offset by interest proceeds on swaps designated as net investment hedges of $11.0 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $136.8 million. This change was driven primarily by cash proceeds of $500.0 million from the issuance of our 2027 Senior Notes, partially offset by the voluntary prepayment of $300.0 million on the outstanding principal on the 2024 Dollar Term Loans. Also offsetting the net inflows were routine repayments of $48.5 million on short-term and long-term borrowings, payments for financing-related costs of $8.4 million and purchases of noncontrolling interests of $5.8 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2020 were unfavorable by $4.7 million, which was driven primarily by weakening of the Mexican Peso, South African Rand, Brazilian Real and Russian Ruble compared to the U.S. Dollar.

Nine months ended September 30, 2019
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $289.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $478.9 million. This was partially offset by net uses of working capital of $189.1 million. The most significant drivers of the uses of working capital were increases in accounts receivable of $128.9 million and prepaid expenses and other assets of $95.0 million due to the seasonal increase in net sales, timing of collections, and upfront customer incentive payments during the nine months ended September 30, 2019. Partially offsetting these outflows were increases in accounts payable of $29.9 million and other liabilities of $8.9 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2019 was $59.0 million. The primary uses were for purchases of property, plant and equipment of $73.9 million and business acquisitions of $2.1 million, partially offset by interest proceeds on swaps designated as net investment hedges of $11.0 million and net proceeds from the sale of our noncontrolling interest subsidiary of $8.2 million.
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
Financial Condition
We had cash and cash equivalents at September 30, 2020 and December 31, 2019 of $1,341.3 million and $1,017.5 million, respectively. Of these balances, $634.7 million and $540.0 million were maintained in non-U.S. jurisdictions as of September 30, 2020 and December 31, 2019, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the end of the periods indicated:

(In millions)	September 30, 2020	December 31, 2019
2024 Dollar Term Loans	$2,069.3	$2,387.5
2024 Dollar Senior Notes	500.0	500.0
2024 Euro Senior Notes	391.4	375.2
2025 Euro Senior Notes	525.8	504.0
2027 Dollar Senior Notes	500.0	—
Short-term and other borrowings	114.2	109.0
Unamortized original issue discount	(7.9)	(10.5)
Unamortized deferred financing costs	(33.2)	(31.1)
Total borrowings, net	4,059.6	3,834.1
Less:
Short-term borrowings	24.4	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$4,010.9	$3,790.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 14 to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $366.0 million and $361.2 million at September 30, 2020 and December 31, 2019, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

4.2	Separation and Release Agreement with Steve Markevich

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	October 26, 2020	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 26, 2020	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2020	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)