Form 10-K
period 2020-12-31
Axalta Coating Systems Ltd.
filed 2021-02-18
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Small reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,295.8 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 11, 2021, there were 233,968,021 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2021 Annual Meeting of the Shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2020.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), a Bermuda exempted holding company incorporated in 2012, is a leading global manufacturer, marketer and distributor of high performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance and appearance of our customers' products, while improving their productivity and profitability.
Our diverse global footprint allows us to meet the needs of our customer base through an extensive sales force and technical support organization, as well as independent, locally-based distributors. Our scale and strong local presence are critical to our success, allowing us to leverage our technology portfolio and customer relationships globally while meeting customer demands locally. We operate our business in two operating segments, Performance Coatings and Transportation Coatings, serving four end-markets globally as highlighted below. See the discussion and reconciliation of segment Adjusted EBIT to income before income taxes in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The table above reflects numbers for the year ended December 31, 2020. Adjusted EBIT Margin is calculated as Adjusted EBIT divided by net sales.

Net sales for our four end-markets and four regions for the year ended December 31, 2020 are highlighted below:
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

Industrial
The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. Within the industrial end-market, we focus on the following:
•General Industrial: coatings for a wide and diverse array of applications, including HVAC, shelving, appliances and electrical storage components, metal furniture, industrial components, sports equipment and playground equipment as well as ACE, fencing, valves and specialized coatings used for coating the interior of metal drums and packaging and coatings for the exterior of glass bottles.
•Electrical Insulation Systems: coatings to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical components.
•Architectural: exterior powder and liquid coatings typically used in the construction of extrusions for commercial structures, residential windows, doors and cladding.
•Transportation: liquid and powder coatings for vehicle components, chassis and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics.
•Oil & Gas: liquid and powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.
•Coil: coatings utilized in various applications such as metal building roof and wall panels, residential and commercial steel roofing, gutters, appliances, lighting, garage and entry doors, HVAC, office furniture and truck trailers.
•Wood: coatings utilized in OEM and aftermarket industrial wood markets, including building products, cabinets, flooring and furniture.
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP, new residential and commercial construction, as well as automotive and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity, and color aesthetics. These global trends are affected by regional and industry specific trends. Customers select industrial coatings based on protection, durability and appearance.
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

We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. Through an acquisition completed in 2017, we have also become a leading manufacturer and supplier of wood coatings sold into the building product, cabinet, flooring and furniture markets in North America. Our liquid systems are used to provide insulation and corrosion protection for electrical conductors and components, provide chemical resistance for the interiors of metal packaging drums, protect automotive parts and serve as primers, basecoats and clearcoats for alloy and steel wheels. Powder coatings products are often an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures.
Our major industrial brands include Voltatex®, AquaEC™, Durapon®, Hydropon™, UNRIVALED™, Tufcote™, and Ceranamel® for liquid coatings and Alesta®, Nap-Gard®, Abcite® and Plascoat® for powder coatings.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 80,000 body shops. Most of our products are supplied by our network of approximately 4,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to body-shop customers. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We have 53 customer training centers established globally, which helps to deepen our customer relationships.
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
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 130 countries. Our top ten customers accounted for approximately 16% of our Performance Coatings net sales during the year ended December 31, 2020.
In our industrial and refinish end-markets we serve a broad, fragmented customer base. Our industrial end-market is comprised of a wide variety of industrial manufacturers, while our refinish end-market is comprised of approximately 80,000 body shops, including:
•Independent Body Shops: Single location body shops that utilize premium, mainstream or economy brands based on the local market.

•Multi-Shop Operators ("MSOs"): Body shops with more than one location focused on providing premium paint jobs with industry leading efficiency. MSOs use premium/mainstream coatings and state-of-the-art painting technology to increase shop productivity, allowing them to repair more vehicles faster.
•Original Equipment Manufacturer Dealership Body Shops: High-productivity body shops, located in OEM car dealerships, that operate like MSOs and provide premium services to customers using premium/mainstream coatings.
Performance Coatings Competition
Our primary competitors in the refinish end-market include PPG, BASF and AkzoNobel, but we also compete against regional players in local markets. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as AkzoNobel, PPG and Sherwin-Williams, as well as a large number of local and regional players in local markets. We are one of the few performance coatings companies that can provide the customer service, technology, color design capability and product performance necessary to deliver exceptional value to our customers.
Transportation Coatings
Through our Transportation Coatings segment, we provide advanced coatings technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with productive, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed.
Transportation Coatings End-Markets
Light Vehicle
Demand for light vehicle products is driven by the production of light vehicles in a particular region. Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. These customers also look for suppliers that can enhance process efficiency to improve productivity and provide superior technical service support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and are able to deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, people expertise, innovative technology platforms and customer focus, position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with an ever-increasing number of substrates, automotive plastics supplies, increasingly complex colors and environmentally responsible coatings while continuing to simplify and reduce steps in the coating application process.
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications, including non-automotive transportation (i.e., HDT, bus and rail), motorcycles, marine and aviation, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards.

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
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications including HDT, bus and rail. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 75,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
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
In the commercial vehicle end-market, we employ a dedicated sales and technical service team to support our diverse customer base, including a direct sales force supporting the HDT market. We ship our coatings directly to commercial vehicle OEMs and provide on-site technical service representatives that play an important role by helping to optimize the painting process and by providing responsive customer support.

Transportation Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 200 assembly plants worldwide, including all of the top ten global automotive manufacturers. We have a stable customer base with several relationships dating back approximately 90 years and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 64% of our Transportation Coatings net sales during the year ended December 31, 2020.
Transportation Coatings Competition
We primarily compete against large multi-national suppliers such as PPG and BASF in the light and commercial vehicle end-markets. Additionally, we compete against certain regional players in Asia Pacific and EMEA. With our state-of-the-art coatings solutions and local presence in key OEM markets, we are one of the few competitors in the industry that offers global OEM manufacturers the combination of high-quality products, personalized, top-rate technical service and short lead-times for product delivery.
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. On average, our total raw material spend represents between 40% and 50% of our cost of sales. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 36% of our 2020 spending on raw materials.
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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are among the most demanding in the coatings industry with high levels of product performance that continuously evolves, with increasing expectations for productivity on customer lines and with environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, including research and development as well as technical support and manufacturing. In total, as of December 31, 2020, we have approximately 1,300 people dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by approximately 30 regional laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania which opened in 2018 for global research, product development and technology initiatives.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2020, we had a global portfolio of approximately 740 issued patents and more than 400 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2020, approximately 220 patent applications were pending throughout the world.
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
JOINT VENTURES
At December 31, 2020 we were party to 8 joint ventures, of which three were focused on the industrial end-market, three were focused on the light vehicle end-market and two were focused on the refinish end-market. At December 31, 2020 we were the majority shareholder, and/or exercise control in our six consolidated joint ventures. Our fully consolidated joint venture-related net sales were $76.3 million, $254.7 million, and $315.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations".
HUMAN CAPITAL RESOURCES
Our success is realized through the engagement and commitment of our people. As of December 31, 2020, we had approximately 13,000 team members, including 11,800 employees and 1,200 contractors with 24% of our team members based in the U.S. and 76% based in international locations. Our workforce is distributed globally, with approximately 42% in the Americas, 38% in EMEA and 20% in Asia Pacific. Women make up approximately 24% of our professional and management employees globally.
Axalta’s ability to attract, develop and retain highly skilled talent requires us to focus on the growth and well-being of each team member. As a global coatings manufacturer, we have a wide range of employees, including but not limited to management professionals, scientists, technicians, engineers, sales and customer service representatives, production, and supply chain employees. Given this variety, we tailor our human capital management policies with a view to specific employee populations and geographies.
We strive to provide a wide variety of opportunities for growth for our employees, including online trainings, on-the-job experience, education tuition assistance and financial counseling. We also aim to provide competitive compensation and benefits across all of our global locations. It’s also important that we provide an environment that fosters inclusivity and embraces diversity where everyone feels they have a voice and their contributions are valued. We recognize that understanding the views, priorities and concerns of our people is an essential step in progressing our human capital efforts. In support of this, our first all employee engagement survey is planned to take place in 2021. Capturing the voice of our employees through this survey will provide actionable insights into the specific tools, processes, and other factors that enable our employees to perform at their best.
In addition, the health and well-being of our employees is foundational to Axalta’s success. In 2020, we launched “Flex Your Work”, a program that is intended to support the work-life balance of our office-based employees by allowing them to work from home up to two days a week. We are also committed to providing a workplace that enables team members to operate safely. Safety is ingrained in the way we do business and our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents. In 2020, Axalta’s injury and illness performance resulted in a 0.14 OSHA Recordable Incident Rate, compared to the 2.5 OSHA Recordable Incident Rate for the Paint and Coating Manufacturing Industry (according to the US Bureau of Labor Statistics 2019 data). In addition, in response to the COVID-19 pandemic, we implemented additional safety protocols to ensure the health and safety of our employees, including social distancing requirements in our manufacturing facilities and remote work protocols for office-based employees.
The Compensation Committee of our Board of Directors has oversight of the Company’s human capital management efforts. The Environment, Health, Safety and Sustainability Committee of our Board of Directors has oversight of the Company’s policies to protect the health and safety of our employees and contractors, and this committee regularly reviews data on our safety metrics and performance.
We encourage you to visit the sustainability section, and other sections, of our website for more detailed information regarding our human capital resources, programs, and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

REGULATORY COMPLIANCE
Our business is subject to significant regulations in all of the markets that we operate and we are committed to operating our business in compliance with all applicable laws and regulations.
Environmental
We are subject to applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency. Our Environment, Health, Safety ("EHS") and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017, we established a Board-level committee responsible for our EHS and Sustainability policies, performance, strategy and compliance matters. We operate our manufacturing facilities using a common set of internal standards. These standards support a consistent approach to EHS and Sustainability performance improvement. We strive to assure that all our manufacturing and distribution facilities are operated in compliance in all known material respects to applicable environmental requirements. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal recurring part of our operations. We do not expect outstanding remediation obligations to have a material impact on our financial position; the ultimate cost of remediation is subject to a number of variables and difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or government required remediation obligations that are imposed at these or other properties in the future.
Non-U.S. Sales
Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
Privacy Regulations
We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the European Union's General Data Protection Regulation ("GDPR"), which enforces rules relating to the protection of processing and movement of personal data. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of monetary penalties.
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

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high performance coatings systems, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer materially and adversely. While the factors listed here are considered to be the more significant factors, they should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors, including those in other documents we file from time to time with the Securities and Exchange Commission, may materially and adversely affect our businesses and our results of operations.
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
As a result of such restrictions, during the year ended December 31, 2020, COVID-19 had a significant adverse impact on the demand for our products and, thus, our income from operations. Although we have continued to operate our facilities to date, consistent with applicable governmental orders, the outbreak of COVID-19 and any preventive, protective or other actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and logistics networks, including business shutdowns and other disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the virus, including novel strains, and the effectiveness of actions taken globally to contain or mitigate its effects, including any ongoing actions in response to changing health conditions over time. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions, and/or significant volatility in the capital, credit and commodities markets.
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control could reduce demand from these end-markets for our products, materially adversely affecting our business, financial condition and results of operations. For example, weak economic conditions could depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limit the growth of the car parc. This could, in turn, cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the propensity of car owners to pay for cosmetic repairs generally decreases. Also, during difficult economic times, car owners may refrain from seeking repairs for their damaged vehicles. Similarly, periods of reduced global economic activity could hinder global industrial output, which could decrease demand for our industrial and commercial vehicle coating products.
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing. Disruptions in the U.S., Europe or other economies, or weakening of emerging markets, such as China, could adversely affect our sales, profitability and/or liquidity.
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
Improved safety features on vehicles, commercialization of autonomous vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition and results of operations.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce the rate and amount of vehicle collisions, potentially negatively impacting demand for our refinish coatings. Insurance companies may influence vehicle owners to use body shops that do not use our products, which could also negatively impact demand for our refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new-builds may decline, potentially reducing demand for our automotive OEM coatings. Furthermore, from time to time, weather conditions have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing market demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition and results of operations.
The loss of or reduced purchases by any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition and results of operations.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 6% of our 2020 net sales and our largest distributor accounted for approximately 1% of our 2020 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business seeks different sales terms or chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
We rely on our distributor network and third-party delivery services for the distribution and export of certain of our products. A significant disruption in these services or significant increases in prices for those services may disrupt our ability to export material or increase our costs.
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption our products may not be delivered in a timely fashion. In addition, if our key distributors or third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition and results of operations could be adversely affected.
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
Our operating results are largely dependent on our development and management of our portfolio of current, new and developing products and services as well as our ability to bring those products and services to market. Difficulties or delays in product development, such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, effectively manage our manufacturing process or costs, obtain intellectual property protection, or gain market acceptance of new products and services could have a material adverse effect on our business, financial condition and results of operations. Because of the lengthy and costly development process, technological challenges and intense competition, we cannot assure you that any of the products we are currently developing, or that we may develop in the future, will achieve commercial success. For example, in addition to developing technologically advanced products, commercial success of those products will depend on customer acceptance and implementation of those products. A failure to develop commercially successful products or to develop additional uses for existing products could materially adversely affect our business, financial results or results of operations. Further, sales of our new products could replace sales of some of our current products, offsetting the benefit of even a successful product introduction.

Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 64% of our 2020 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s social, economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, the U.S. government has taken actions or made proposals that are intended to address trade imbalances or perceived unfair trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements, as well as other retaliatory actions. As another example, new legislation known as the Worldwide Harmonized Light Vehicle Testing Procedure ("WLTP"), which requires all vehicles sold in Europe to comply with new fuel economy testing and carbon emissions standards, has and may continue to impact light vehicle production in Europe, which could result in reduced net sales and profitability.
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
The United Kingdom formally left the European Union ("EU") on January 31, 2020, and is now in a transition period through December 31, 2020 ("Brexit"). We have substantial R&D and manufacturing operations in Europe and a significant portion of our business involves cross border transactions throughout the region. Although the United Kingdom will remain in the EU single market and customs union during the transition period, the long-term nature of the United Kingdom's relationship with the EU is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make with the EU and others. The full consequences for the economies of the EU members and of the United Kingdom exiting the European Union are unknown and unpredictable. Depending on the final terms of agreements that the United Kingdom may make with the EU or others, we could face new regulatory costs and challenges and greater volatility in the British Pound and the Euro. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. In addition, these developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in the global financial markets as well as business conditions in Europe and beyond. This volatility may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common shares.
Risks Related to Legal and Regulatory Compliance and Litigation
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act") as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we may, from time to time, deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA or the Bribery Act. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing or overseeing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation. Although we have implemented anti-corruption policies and procedures and provide training on these matters, there can be no guarantee that these policies, procedures and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.
Evolving environmental, safety or other regulations and laws could have a material adverse effect on our business and consolidated financial condition.
Our manufacturing activities and products, both in and outside of the U.S., are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Environmental Protection Agency, as well as other authorities both inside and outside of the U.S.. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we may be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation, or curtail or cease operations, which could have a material adverse effect on our business, financial condition and results of operations.
Our international operations require us to comply with anti-terrorism laws and regulations and applicable trade embargoes.
We are subject to trade and economic sanctions laws and other restrictions on international trade. The U.S. and other governments and their agencies impose sanctions and embargoes on certain countries, their governments, regions within countries and designated parties. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, financial condition and results of operations. Although we have implemented trade-related policies and procedures and provide training on these matters, we cannot assure you that such policies, procedures and training will effectively prevent violations, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.
We cannot predict the nature, scope or effect of future regulatory requirements to which our international sales and manufacturing operations might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which some of our products may be manufactured or sold, or could restrict our access to, or increase the cost of obtaining, products or raw materials from foreign sources. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
As a result of our current and past operations and/or products, including operations and/or products related to our businesses prior to the Acquisition, we could incur significant environmental liabilities and costs.
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants to air and water and the management and disposal of hazardous substances. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our or our predecessors’ past operations. We could incur fines, penalties and other sanctions as a result of violations of such laws and regulations. In addition, as a result of our operations and/or products, including our past operations and/or products related to our businesses prior to the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"), we could incur substantial costs, including costs relating to remediation and restoration activities and third-party claims for property damage or personal injury. The ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. Our accruals for costs and liabilities at sites where contamination is being investigated or remediated may not be adequate because the estimates on which the accruals are based depend on a number of factors, including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and, at multi-party sites, other Potentially Responsible Parties ("PRPs") and the number and financial viability of other PRPs.

Additional contamination may also be identified, and/or additional cleanup obligations may be incurred, at these or other sites in the future. For example, periodic monitoring or investigation activities are ongoing at a number of our sites where contaminants have been detected or are suspected, and we may incur additional costs if more active or extensive remediation is required. In addition, in connection with the Acquisition, DuPont has, subject to certain exceptions and exclusions, agreed to indemnify us for certain liabilities relating to environmental remediation obligations and certain claims relating to the exposure to hazardous substances and products manufactured prior to our separation from DuPont. We could incur material additional costs if DuPont fails to meet its obligations, if the indemnification proves insufficient or if we otherwise are unable to recover costs associated with such liabilities. The costs of our current operations, complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future as environmental regulations become more stringent. We cannot predict the impact that changing climate conditions or more frequent and severe weather events, if any, will have on our business, results of operations or financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.
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
Our results of operations could be adversely affected by litigation and claims.
We face risks arising from various litigation matters and other claims that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury, including claims arising from the matters described in Note 6 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K. For instance, we have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition and results of operations. In particular, product liability claims, regardless of their merits, could be costly, divert management’s attention and adversely affect our reputation and demand for our products.
Risks Related to Human Resources
If we are required to make unexpected payments to any pension plans applicable to our employees, our financial condition may be adversely affected.
We have defined benefit pension plans in which many of our current and former employees outside the U.S. participate or have participated. Many of these plans are underfunded or unfunded and the liabilities in relation to these plans will need to be satisfied as they mature from our operating reserves. In jurisdictions where the defined benefit pension plans are intended to be funded with assets in a trust or other funding vehicle, the liabilities exceed the corresponding assets in many of the plans. Various factors, such as changes in actuarial estimates and assumptions (including as to life expectancy, discount rates and rate of return on assets) as well as changes in asset allocations and actual return on assets, can increase the expenses and liabilities of the defined benefit pension plans. The assets and liabilities of the plans must be valued from time to time under applicable funding rules and as a result we may be required to increase the cash payments we make in relation to these defined benefit pension plans.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2020, approximately 0.2% of our U.S. workforce was unionized and approximately 53% of our workforce outside the U.S. was unionized or otherwise covered by labor agreements. Consequently, we may be subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, limit our ability to restructure our operations, divert management’s attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. Further, we may be impacted by work stoppages at our suppliers or customers that are beyond our control.
Risks Related to Intellectual Property
Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.
Intellectual property rights both in the U.S. and in foreign countries, including patents, trade secrets, confidential information, trademarks and trade names, are important to our business and will be critical to our ability to grow and succeed in the future. We make strategic decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis. Because of the differences in foreign trademark, patent and other laws concerning intellectual property rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S.. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition and results of operations.
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
We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents, trademarks or other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against claims of intellectual property rights infringement brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our cash flow, business, financial condition and results of operations. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.
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
As part of our business, we have entered into certain, and may in the future enter into additional, joint venture arrangements. The nature of a joint venture requires us to share control over significant decisions with unaffiliated third parties. Since we may not exercise control over our current or future joint ventures, we may not be able to require our joint ventures to take actions that we believe are necessary to implement our business strategy. Additionally, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from our business strategy, our results of operations could be materially adversely affected.
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
As of December 31, 2020, we had approximately $3.9 billion of indebtedness on a consolidated basis. As of December 31, 2020, we were in compliance with all of the covenants under our outstanding debt instruments. We are more leveraged than some of our competitors, which could adversely affect our business plans.

Our substantial indebtedness could have important consequences to you. For example, it could:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;
•expose us to the risk of increased interest rates as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;
•limit our ability to repurchase our common shares or pay dividends;
•hinder our ability to adjust rapidly to changing market conditions;
•limit our ability to secure adequate bank financing in the future with reasonable terms and conditions or at all; and
•increase our vulnerability to and limit our flexibility in planning for, or reacting to, a potential downturn in general economic conditions or in one or more of our businesses.
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
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness restrict our ability to sell assets and our use of the proceeds from such sales, and we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the credit agreement governing our Senior Secured Credit Facilities or the indentures governing the Senior Notes to avoid being in default. If we breach our covenants under our Senior Secured Credit Facilities or Senior Notes or we are in default thereunder and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit agreement governing our Senior Secured Credit Facilities and our Senior Notes, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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
If we are unable to obtain capital on commercially reasonable terms, it could:
•reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;
•restrict our ability to introduce new products or exploit business opportunities;
•increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and
•place us at a competitive disadvantage.
Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our financial position, results of operations and cash flows.
Difficult global economic conditions, including significant volatility in the capital, credit and commodities markets, low levels of business and consumer confidence and high levels of unemployment in certain parts of the world, could have a material adverse effect on our financial portion, results of operations and cash flows. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
•as a result of the volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;
•under difficult market conditions there can be no assurance that borrowings under our Revolving Credit Facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;
•in order to respond to market conditions, we may need to seek waivers from various provisions in the credit agreement governing our Senior Secured Credit Facilities or the indentures governing the Senior Notes, and in such case, there can be no assurance that we can obtain such waivers at a reasonable cost, if at all;
•market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly; and
•market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.
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
A substantial portion of our indebtedness bears interest at variable rates, including LIBOR, which is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Subsequent plans have been announced to consult on possibly extending the transition date to June 2023, although the U.S. Federal Reserve has issued statements advising banks to stop new LIBOR issuances by the end of 2021. It is unclear at this time when LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021, June 2023 or the date that it is ultimately phased out. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of debt cannot yet be determined. These consequences cannot be reliably predicted and any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the value of any LIBOR-linked instruments and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares could fluctuate significantly for various reasons, including the realization of any risks described under this “Risk Factors” section.
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
At this time, we currently do not declare and pay dividends on our common shares. Therefore, the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, however, will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other relevant considerations. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing the Senior Notes also limit our ability to pay dividends. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 11, 2021, we had 1,000,000,000 common shares authorized and 233,968,021 common shares outstanding.
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
We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction, and a substantial portion of our assets are located outside the U.S.. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
Bermuda law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.
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
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S..

We have anti-takeover provisions in our bye-laws that may discourage a change of control.
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors, including that directors may only be removed for cause and our Board of Directors can determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval.
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
General Risk Factors
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
As described in greater detail in the "Performance Coatings Competition" section on page 7 and the "Transportation Coatings Section" on page 9, we face substantial competition from many international, national, regional and local competitors of various sizes in the manufacturing, distribution and sale of our coatings and related products. Our inability to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
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
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian Real, the Chinese Renminbi, the British Pound, the Australian Dollar and the Russian Ruble. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition and cash flows.
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
Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, and operating results.
The availability of our products and services and fulfillment of our customer obligations depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, natural disasters or pandemics (including COVID-19), power loss, telecommunications failures, user errors, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, including those that may disrupt production at our manufacturing facilities, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, we rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new ERP system, which will replace much of our existing core financial systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. We may not be able to successfully implement the ERP system without experiencing delays, increased costs, and other difficulties. Failure to successfully design and implement the new ERP system as planned could harm our business, financial condition, and operating results. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed and competition for management and skilled employees in our industry is intense. Our ability to meet our performance goals depends upon the personal efforts and abilities of our management and skilled employees. We cannot assure you that we will retain or successfully recruit senior management, or that their services will remain available to us.
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
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax and other non-tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules and the impacts of the U.S. Tax Cuts and Jobs Act ("TCJA"). Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Philadelphia, PA. Our extensive geographic footprint is comprised of 46 manufacturing facilities (including six manufacturing sites operated by our joint ventures), four major technology centers and 53 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2020.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Ajax	Transportation
	Cornwall	Performance
United States of America	Fridley, MN	Performance
	Front Royal, VA	Performance; Transportation
	Ft. Madison, IA	Performance; Transportation
	High Point, NC	Performance
	Hilliard, OH	Performance; Transportation
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI	Performance; Transportation
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA	Performance

Latin America
Brazil	Guarulhos	Performance; Transportation
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Transportation

EMEA
Austria	Guntramsdorf	Performance; Transportation
France	Montbrison	Performance
Germany	Landshut	Performance
	Wuppertal	Performance; Transportation
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Transportation
	Çerkezköy	Performance
United Kingdom	Tewkesbury	Performance
	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	West Bromwich	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Changchun	Performance; Transportation
	Jiading	Performance; Transportation
	Qingpu	Performance

India	Savli	Performance; Transportation

Type of Facility/Country	Location	Segment
Malaysia	Kuala Lumpur	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Transportation

Joint Venture Manufacturing Facilities
Colombia	Cartagena de Indias	Performance
Indonesia	Cikarang	Performance
Taiwan	Taipei	Transportation
Guatemala	Amatitlan	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Transportation
Russia	Moscow	Transportation

Technology Centers
China	Shanghai	Performance; Transportation
Germany	Wuppertal	Performance; Transportation
United States of America	Mt. Clemens, MI	Performance; Transportation
	Philadelphia, PA	Performance; Transportation

Customer Training Centers	Location by Region	Number of Facilities
	North America	14
	Latin America	2
	EMEA	18
	Asia Pacific	19
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
Share Information
Our common shares are traded on the New York Stock Exchange under the symbol "AXTA."
As of February 11, 2021, there were 5 registered holders of record of Axalta’s common stock as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended December 31, 2020:

(in millions, except per share data)
Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program(1)
October 2020	—	$—	—	$—
November 2020	—	—	—	—
December 2020	0.9	28.69	0.9	341.5
Total	0.9	$28.69	0.9	$341.5
(1) Shares were repurchased through the $675.0 million share repurchase program announced in March 2017. We repurchased $25.0 million of our common shares during the three months ended December 31, 2020 and $308.5 million in prior periods. At December 31, 2020, the Company had remaining authorization to repurchase $341.5 million of shares. There is no expiration date on the share repurchase program.

Stock Performance
The line graph illustrated below compares the cumulative total shareholder value return of our common shares since our initial public offering with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 500 Chemicals Index ("S&P 500 Chemicals"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2014.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Axalta
S&P 500 Chemicals
S&P 500

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data and other information of Axalta and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 are derived from our audited financial statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 are derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Statements of Operations Data:
Net sales	$3,737.6	$4,482.2	$4,696.0	$4,377.0	$4,092.7
Cost of goods sold	2,457.9	2,917.9	3,106.3	2,780.5	2,528.8
Selling, general and administrative expenses	695.0	822.1	876.4	934.7	881.5
Other operating charges	110.8	70.7	82.7	131.6	136.2
Research and development expenses	55.2	70.2	73.1	65.3	57.7
Amortization of acquired intangibles	113.2	113.1	115.4	101.2	83.4
Income from operations	305.5	488.2	442.1	363.7	405.1
Interest expense, net	149.9	162.6	159.6	147.0	178.2
Other expense (income), net	33.4	(4.4)	15.0	27.1	144.2
Income before taxes	122.2	330.0	267.5	189.6	82.7
Provision for income taxes	0.2	77.4	54.2	141.9	38.1
Net income	122.0	252.6	213.3	47.7	44.6
Less: Net income attributable to noncontrolling interests	0.4	3.6	6.2	11.0	5.8
Net income attributable to controlling interests	$121.6	$249.0	$207.1	$36.7	$38.8
Per share data:
Net income per share:
Basic net income per share	$0.52	$1.06	$0.87	$0.15	$0.16
Diluted net income per share	$0.52	$1.06	$0.85	$0.15	$0.16
Basic weighted average shares outstanding	235.2	233.9	239.0	240.4	238.1
Diluted weighted average shares outstanding	236.0	235.8	242.9	246.1	244.4

Other Financial Data:
Cash flows from:
Operating activities	$509.3	$573.1	$496.1	$540.0	$559.3
Investing activities	(61.5)	(93.9)	(189.2)	(689.6)	(257.0)
Financing activities	(130.9)	(158.4)	(368.2)	367.3	(232.6)
Depreciation and amortization	320.3	353.0	369.1	347.5	322.1
Purchases of property, plant and equipment	(82.1)	(112.5)	(143.4)	(125.0)	(136.2)

	December 31,
(In millions)	2020	2019	2018	2017	2016
Balance sheet data (1):
Cash and cash equivalents	$1,360.9	$1,017.5	$693.6	$769.8	$535.4
Working capital (2)	1,745.0	1,500.5	1,269.0	1,233.4	977.9
Total assets	7,157.2	6,818.0	6,675.7	6,832.2	5,866.2
Indebtedness	3,892.7	3,834.1	3,864.0	3,915.6	3,263.9
Total liabilities	5,677.4	5,408.4	5,365.2	5,424.4	4,619.6
Total shareholders’ equity	1,479.8	1,409.6	1,310.5	1,407.8	1,246.6
Cash dividends declared per common share	—	—	—	—	—
(1)Balance sheet data as of December 31, 2020 and 2019 reflects the adoption of Accounting Standards Update ("ASU") 2016-02, "Leases", which requires balance sheet recognition of lease assets and liabilities which were not recognized on the balance sheet as of December 31, 2018, 2017 and 2016.
(2)Working capital is defined as current assets less current liabilities.

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
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for 2020 and 2019. For the comparison of 2019 and 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2020.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors", and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors", could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 46 manufacturing facilities, four technology centers, 53 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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
Through our Transportation Coatings segment we provide advanced coating technologies and services to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible, coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 16.6% for the year ended December 31, 2020 compared with the year ended December 31, 2019, driven by a decrease in volumes of 15.7% as a result of demand largely due to COVID-19 impacts on our business. The decrease in volumes is inclusive of negative impacts of portfolio changes of 0.6% associated with the prior year sale of a consolidated joint venture. Further contributing to the decrease was slightly lower average selling price due to product mix as well as impacts of unfavorable currency translation of 0.8%. The following trends have impacted our segment and end-market sales performance:
•Performance Coatings: Net sales decreased 13.9% compared to 2019 driven primarily by a decrease in volumes of 13.0% as a result of decreased demand largely due to COVID-19 across both end-markets, inclusive of the negative net impacts of portfolio changes of 0.9% associated with the sale of our consolidated powder joint venture in China. Furthering the decrease during the period were the impacts of unfavorable foreign currency translation of 0.2%, as well as a 0.7% decrease from lower average selling prices resulting primarily from a change in product mix in the refinish end-market.
•Transportation Coatings: Net sales decreased by 21.7% compared to 2019 driven primarily by a decrease in volumes of 20.8% as a result of customer shutdowns caused by COVID-19, as well as the impacts of unfavorable foreign currency translation of 2.0%. Partially offsetting the decline in volumes and foreign currency headwinds during the year was an increase of 1.1% from increased average selling prices and product mix across both end-markets.
Our business serves four end-markets globally with net sales for the years ended December 31, 2020 and 2019 as follows:

(In millions)	Year Ended December 31,		2020 vs 2019
	2020	2019	% change
Performance Coatings
Refinish	$1,449.0	$1,760.4	(17.7)%
Industrial	1,067.4	1,163.0	(8.2)%
Total Net sales Performance Coatings	2,516.4	2,923.4	(13.9)%
Transportation Coatings
Light Vehicle	960.5	1,208.4	(20.5)%
Commercial Vehicle	260.7	350.4	(25.6)%
Total Net sales Transportation Coatings	1,221.2	1,558.8	(21.7)%
Total Net sales	$3,737.6	$4,482.2	(16.6)%
Coronavirus (COVID-19) Pandemic
During the year ended December 31, 2020, the COVID-19 pandemic had a significant adverse impact on the demand for our products and, thus, our income from operations. These impacts have affected our results globally. We have seen improvements as countries began reopening and are continuing to maintain a cautious outlook as certain countries have experienced incremental pandemic-driven restrictions in the second half of the fourth quarter. We have taken action to both plan for and address the near-term impact commensurate with the decline in demand in certain areas of our business. The focus has been on dynamically adjusting our cost structure and our results already include benefits from actions taken to reduce discretionary spending across the organization which has been aided by our highly variable cost structure. We have seen sequential improvements in customer demand since May, including significantly increased profitability in the second half of the year; however, if the global pandemic continues or evolves, the effects could have a material adverse impact on our future results of operations, financial condition and cash flows.
Consistent with the actions taken or required by governmental authorities, we shut down certain manufacturing operations in regions around the world in April and May 2020. As of December 31, 2020 all of our manufacturing sites are currently open, and we have taken steps to enhance safety standards in place to protect our workers. The periods of reduced production levels did create a significant adverse impact on our results of operations for the year ended December 31, 2020; however, this is not expected to be sustained into 2021, given continued recovery seen across our business. Any future disruption to our production levels could have a material adverse effect on our financial condition, liquidity and results of operations.

We are actively monitoring and managing supply chain challenges, including logistics, but thus far there have been no significant disruptions. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Further, we are actively monitoring our customers' credit worthiness, and while there has been an increase in credit risk levels, at this point we are not aware of any material changes to our customers' ability to settle outstanding receivables.
A significant portion of our non-operations focused workforce continues to work remotely while we monitor COVID-19 and adhere to government guidelines for safe operation. We expect to continue to be able to meet our customers' needs while ensuring the safety of our employees, customers and communities.
From a liquidity standpoint, we had $1,360.9 million of cash and cash equivalents and $366.0 million of available borrowing capacity under our Senior Secured Credit Facilities as of December 31, 2020. We have no outstanding borrowings on the Revolving Credit Facility as of December 31, 2020 and, therefore, are not currently subject to any financial covenants under the Senior Secured Credit Facilities.
Capital and Liquidity Highlights
During January 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans.
During June 2020, we issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2027, with the proceeds to be used for general corporate purposes and to pay related transaction costs and expenses.
During November 2020, we issued $700.0 million in aggregate principal amount of 3.375% Senior Notes due 2029, from which the net proceeds, together with cash on hand, were used to redeem $500.0 million aggregate principal amount of the 4.875% Senior Notes due 2024 and €335.0 million aggregate principal amount of the 4.250% Senior Notes due 2024, as well as to pay related redemption premiums and transaction costs. In conjunction with the November issuance, we entered into cross-currency swaps with aggregate notional amounts totaling $396.3 million at a weighted average interest rate of 2.15%.
During the year ended December 31, 2020, we repurchased 0.9 million shares for total consideration of $25.0 million as we continue to execute against our previously approved share repurchase program.
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
Net sales
We generate revenue from the sale of our products and services across all major geographic areas. Our net sales include total sales less estimates for returns and price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives. Our overall net sales are generally impacted by the following factors:
•fluctuations in overall economic activity within the geographic markets in which we operate;
•underlying growth in one or more of our end-markets, either worldwide or in particular geographies in which we operate;
•the type of products used within existing customer applications, or the development of new applications requiring products similar to ours;
•changes in product sales prices (including volume discounts and cash discounts for prompt payment);
•changes in the level of competition faced by our products, including price competition and the launch of new products by competitors;
•our ability to successfully develop and launch new products and applications;
•changes in buying habits of our customers (including our distributors); and
•fluctuations in foreign exchange rates.

While the factors described above impact net sales in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see Part I, Item 1A, "Risk Factors—Risks Related to our Business."
Cost of goods sold ("cost of sales")
Our cost of sales consists principally of the following:
•Production materials costs. These include costs of the materials needed to manufacture products for distribution. These costs generally increase on an aggregate basis as production volumes increase. A significant amount of the materials used in production are purchased on a global lowest-cost basis.
•Employee costs. These include the compensation and benefit costs, including share-based compensation expense, for employees involved in our manufacturing operations and on-site technical support services. These costs generally increase on an aggregate basis as production volumes increase and may decline as a percent of net sales as a result of economies of scale associated with higher production volumes.
•Depreciation expense. Property, plant and equipment are stated at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. Property, plant and equipment acquired through the Acquisition were recorded at their estimated fair value on the acquisition date resulting in a new cost basis for accounting purposes.
•Other. Our remaining cost of sales consists of freight costs, warehousing expenses, purchasing costs, costs associated with closing or idling of production facilities, functional costs supporting manufacturing, product claims and other general manufacturing expenses, such as expenses for utilities and energy consumption.
The main factors that influence our cost of goods sold as a percentage of net sales include:
•changes in the price of raw materials;
•production volumes;
•the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level;
•fluctuations in foreign exchange rates; and
•changes in sales volumes, average selling prices and product mix.
Selling, general and administrative expenses ("SG&A")
Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as technical support for our customers and administrative overhead costs, including:
•compensation and benefit costs for management, sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume; and
•depreciation, advertising and other selling expenses, such as expenses incurred in connection with travel and communications.
Changes in selling, general and administrative expense as a percentage of net sales have historically been impacted by a number of factors, including:
•changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher sales;
•changes in our customer base, as new customers may require different levels of sales and marketing attention;
•new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;
•customer credit issues requiring increases to the allowance for doubtful accounts; and
•fluctuations in foreign exchange rates.

Other operating charges
Our other operating charges includes termination benefits and other employee related costs, strategic review and retention costs, offering and transactional costs, divestiture and impairment charges, details of which are included in our reconciliations of segment operating performance to income before income taxes.
Research and development expenses
Research and development expenses represent costs incurred to develop new products, services, processes and technologies or to generate improvements to existing products or processes.
Interest expense, net
Interest expense, net consists primarily of interest expense on institutional borrowings and other financing obligations and changes in fair value of interest rate derivative instruments, net of capitalized interest expense. Interest expense, net also includes the amortization of debt issuance costs and debt discounts associated with our Senior Secured Credit Facilities, Senior Notes and other indebtedness.
Other expense (income), net
Other expense (income), net represents costs incurred on various non-operational items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, interest income, as well as foreign exchange gains and losses and non-operational impairment losses unrelated to our core business.
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
Net sales

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	3,737.6	4,482.2	$(744.6)	(16.6)%
Volume effect				(15.1)%
Impact of portfolio changes				(0.6)%
Price/Mix effect				(0.1)%
Exchange rate effect				(0.8)%

Net sales decreased due to the following:
● Lower sales volumes across both segments and all regions driven by significantly reduced global automotive production, lower vehicle miles driven and the associated impact on collision repairs and accelerated industrial slowdown primarily as a result of COVID-19 impacts

● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and Mexican Peso, partially offset by the strengthening of the Euro, compared to the U.S. dollar
● Negative impacts as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Lower average selling prices resulting primarily from a change in product mix in refinish, largely offset by an increase across both end-markets within the Transportation Coatings segment, primarily within light vehicle

Cost of sales

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Cost of sales	$2,457.9	$2,917.9	$(460.0)	(15.8)%
% of net sales	65.8%	65.1%

Cost of sales decreased due to the following:
● Lower sales volumes across both segments and all regions as a result of COVID-19 impacts
● Reduction in costs due to operational efficiencies associated with our temporary cost savings initiatives, including decreased compensation related expenses, mostly associated with COVID-19 related cost reduction actions

● Decreased variable input costs across both segments and all regions
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Decrease in depreciation expense for operating equipment
● Favorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and Mexican Peso, partially offset by the strengthening of the Euro, compared to the U.S. dollar
Partially offset by:
● Increased expenses of $35.3 million associated with reduced utilization at certain manufacturing sites and $9.3 million associated with inventory reserves, primarily in the second quarter of 2020
Cost of sales as a percentage of net sales increased due to the following:
● Lower sales volume covering fixed costs, including impacts of reduced utilization at certain manufacturing sites and increased inventory reserves
Partially offset by:
● Decreases associated with variable cost savings and operational efficiencies associated with temporary cost savings initiatives, including decreased compensation related expenses associated with COVID-19 related cost reduction actions

Selling, general and administrative expenses

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$695.0	$822.1	$(127.1)	(15.5)%

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our temporary cost savings initiatives, including decreased compensation-related expenses associated with COVID-19 related cost reduction actions

● Decline in third-party commissions and sales incentive compensation driven by a decrease in net sales
● Lower costs as a result of portfolio changes resulting from the sale of our consolidated joint venture interests within our Performance Coatings segment during the second quarter of 2019
● Favorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and Mexican Peso, partially offset by the strengthening of the Euro, compared to the U.S. dollar
Partially offset by:
● Increased reserves for trade receivables of $6.2 million to $11.7 million from $5.5 million in 2019, primarily due to impacts from COVID-19

Other operating charges

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Other operating charges	$110.8	$70.7	$40.1	56.7%

Other operating charges increased due to the following:
● Increase in termination benefits and other employee related costs associated with our cost saving initiatives of $39.7 million from $35.2 million in the prior year to $74.9 million in the current year

● Increased expenses of $17.3 million associated with the review of strategic alternatives that was concluded in March 2020 as discussed above within "Business Highlights - Strategic Review" and retention costs from $13.4 million in the prior year to $30.7 million in the current year

Partially offset by:
● Decreased divestiture and impairment charges of $16.2 million from $21.1 million in the prior year to $4.9 million in the current year, primarily driven by charges recorded in 2019 in China related to the abandonment of engineering work for aspects of our China footprint project which was adjusted due to evolving market conditions

Research and development expenses

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses	$55.2	$70.2	$(15.0)	(21.4)%

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with temporary cost savings initiatives, including decreased compensation-related expenses associated with COVID-19 related cost reduction actions

Amortization of acquired intangibles

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Amortization of acquired intangibles	$113.2	$113.1	$0.1	0.1%

Amortization of acquired intangibles increased modestly due to the following:
● Fluctuations of foreign currency exchange rates during the year, primarily related to the Euro compared to the U.S. dollar
Interest expense, net

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Interest expense, net	$149.9	$162.6	$(12.7)	(7.8)%

Interest expense, net decreased primarily due to the following:
● Decrease in average interest rates due to LIBOR decreases on our variable rate debt over the comparable period as well as lower interest rate on the 2029 Senior Notes issued in November 2020
● Decrease in principal due to the voluntary prepayment of $300.0 million on our 2024 Dollar Term Loans in January 2020, and the redemption of our $500.0 million 2024 Dollar Senior Notes and €335 million 2024 Euro Senior Notes in connection with the November 2020 refinancing

Partially offset by:
● Increase in principal from our November refinancing, resulting in the issuance of $500.0 million and $700.0 million aggregate principal amount of the 2027 Dollar Senior Notes and 2029 Dollar Senior Notes, respectively

● Decreases in the benefits from our derivative instruments as a result of LIBOR decreases

Other expense (income), net

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Other expense (income), net	$33.4	$(4.4)	$37.8	(859.1)%

Other expense (income), net increased due to the following:
● Debt extinguishment and refinancing related costs of $34.4 million in the current year, driven primarily by redemption and transactional costs associated with the November 2020 redemption of our 2024 Senior Notes, as well as the write-off of unamortized deferred financing costs and original issue discounts due to the November redemption and the voluntary prepayment of $300.0 million of outstanding principal on our 2024 Dollar Term Loans in January 2020.

Provision for income taxes

	Years Ended December 31,
	2020	2019
Income before income taxes	$122.2	$330.0
Provision for income taxes	0.2	77.4
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	0.2%	23.5%
Effective tax rate vs. statutory U.S. Federal income tax rate	(20.8)%	2.5%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2020	2019
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(13.9)	$(16.3)
Changes in valuation allowance	10.0	18.8
Foreign exchange gain (loss), net	8.2	(2.8)
Stock-based compensation excess tax benefits	(0.3)	(11.4)
Non-deductible expenses and interest	4.6	4.1
Increase in unrecognized tax benefits (2)	54.9	11.2
Intra-entity asset transfer (3)	(50.8)	—
Foreign taxes (4)	7.0	21.4
Other - net (5)	(42.7)	(23.9)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg and Switzerland.
(2) In 2020 we recorded charges of $14.3 million in connection with the income tax audit in Germany and $27.3 million in the Netherlands related to realized exchange gain. The Netherlands item is fully offset by a tax benefit of $27.3 million recorded in 2020 to adjust to the prior year tax filing position.
(3) Related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.
(4) In 2019, the unfavorable impact is primarily related to an adjustment for certain tax attributes for which the Company determined are no longer realizable. This was mostly offset by a tax benefit for the decrease to the valuation allowance on the tax attributes previously recorded as a result of changes under U.S. tax reform.
(5) In 2020, the Company recorded a tax benefit of $41.8 million in the Netherlands, of which $27.3 million is related to realized exchange gain and $14.5 million related to rate change on deferred taxes, which are both fully offset by a tax expense of $27.3 million for the increase to unrecognized tax benefits and $14.5 million for an increase to the valuation allowance, respectively. In 2019, The Company recorded a tax benefit of $24.9 million in Luxembourg related to a local statutory impairment, which is fully offset by a tax expense of $24.9 million for the increase to the valuation allowance.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Transportation Coatings. See Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment
Net sales

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	$2,516.4	$2,923.4	$(407.0)	(13.9)%
Volume effect				(12.1)%
Impact of portfolio changes				(0.9)%
Price/Mix effect				(0.7)%
Exchange rate effect				(0.2)%

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of lower vehicle miles driven and the associated impact on collision repairs and industrial production due to COVID-19

● Organic volumes rebounded in the second half of the year; however, were still below prior year by 5.1%, driven by the Industrial end-market which had an increase of 3.1% versus the prior year comparable period

● Negative impacts as a result of portfolio changes within our industrial end-market, which included the sale of our consolidated joint venture interests during the second quarter of 2019
● Lower average selling prices across both end-markets, primarily driven by a change in product mix sold in refinish
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real, Mexican Peso and Turkish Lira, partially offset by the strengthening of the Euro, compared to the U.S. dollar

Adjusted EBIT

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Adjusted EBIT	$344.3	$449.1	$(104.8)	(23.3)%
Adjusted EBIT Margin	13.7%	15.4%

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of lower vehicle miles driven and lower industrial production due to COVID-19
● Lower average selling prices due to product mix across both end-markets
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real and Mexican Peso compared to the U.S. dollar
Partially offset by:
● Lower operating expenses across both end-markets and all regions, resulting from operational efficiencies associated with our temporary cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and decreased costs to support net sales

● Lower variable input costs across both end-markets and all regions
Adjusted EBIT margins decreased during the year due to the following:
● Lower organic volumes in the first half of the year primarily due to COVID-19, largely offset by volume recoveries in the second half of the year combined with lower operating expenses and variable input costs

Transportation Coatings Segment
Net Sales

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Net sales	$1,221.2	$1,558.8	$(337.6)	(21.7)%
Volume effect				(20.8)%
Price/Mix effect				1.1%
Exchange rate effect				(2.0)%

Net sales decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19
● Organic volumes rebounded in the second half of the year; however, were still below prior year by 4.4%, driven by a strong recovery in light vehicle production at OEMs
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real compared to the U.S. dollar
Partially offset by:
● Higher average selling prices across both end-markets and all regions except North America, which has remained stable, primarily driven by light vehicle
Adjusted EBIT

	Years Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Adjusted EBIT	$82.9	$137.4	$(54.5)	(39.7)%
Adjusted EBIT Margin	6.8%	8.8%

Adjusted EBIT decreased due to the following:
● Lower organic volumes across both end-markets and all regions due to decreased demand primarily as a result of significantly reduced global automotive production due to COVID-19
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real compared to the U.S. dollar
Partially offset by:
● Lower operating expenses across both end-markets and all regions, resulting from operational efficiencies associated with our temporary cost savings initiatives including lower compensation expense associated with COVID-19 related cost reduction actions and costs to decreased support net sales

● Higher average selling prices across both end-markets and most regions
● Lower variable input costs across both end-markets and all regions
Adjusted EBIT margins decreased during the year due to the following:
● Lower organic volumes in the first half of the year primarily due to COVID-19, largely offset by volume recoveries in the second half of the year combined with lower operating expenses and variable input costs

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2020, availability under the Revolving Credit Facility was $366.0 million, net of $34.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At December 31, 2020, we had $16.5 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $6.1 million.
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
Cash Flows
Years ended December 31, 2020 and 2019

	Years Ended December 31,
(In millions)	2020	2019
Net cash provided by (used for):
Operating activities:
Net income	$122.0	$252.6
Depreciation and amortization	320.3	353.0
Amortization of deferred financing costs and original issue discount	9.0	8.8
Debt extinguishment and refinancing related costs	34.4	0.2
Deferred income taxes	(55.4)	15.7
Realized and unrealized foreign exchange losses, net	3.9	5.9
Stock-based compensation	15.1	15.7
Divestiture and impairment charges	5.7	21.1
Interest income on swaps designated as net investment hedges	(14.5)	(14.7)
Other non-cash, net	10.5	(0.1)
Net income adjusted for non-cash items	451.0	658.2
Changes in operating assets and liabilities	58.3	(85.1)
Operating activities	509.3	573.1
Investing activities	(61.5)	(93.9)
Financing activities	(130.9)	(158.4)
Effect of exchange rate changes on cash	26.6	3.3
Net increase in cash	$343.5	$324.1
Year Ended December 31, 2020
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2020 was $509.3 million. Net income before deducting non-cash items (depreciation, amortization and other non-cash items) generated cash of $451.0 million. This was aided by inflows from working capital of $58.3 million, for which the most significant drivers were inflows from accounts payable, inventory and other liabilities of $103.0 million, $39.6 million and $31.7 million, respectively. These inflows were driven by management of accounts payable and other liabilities and sell through of inventory. The inflows were partially offset by outflows for other accrued liabilities of $70.1 million, primarily associated with accruals for employee termination expenses, accounts receivable of $26.0 million due to timing of collections and prepaid expenses and other assets of $19.9 million, primarily due to business incentive payments.

Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2020 was $61.5 million, driven primarily by purchases of property, plant and equipment of $82.1 million, partially offset by interest proceeds on swaps designated as net investment hedges of $14.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2020 was $130.9 million. This was driven by cash proceeds of $500.0 million and $700.0 million for the issuance of our 2027 Dollar Senior Notes and 2029 Dollar Senior Notes, respectively, partially offset by the voluntary prepayment of $300.0 million on the outstanding principal on the 2024 Dollar Term Loan, and redemptions of $500.0 million and $396.3 million of the 2024 Dollar Senior Notes and 2024 Euro Senior Notes, respectively. Also contributing to the net outflows were routine repayments on short-term and long-term borrowings of $65.8 million, payments for redemption fees and refinancing-related costs of $39.9 million and repurchases of our common stock of $26.0 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2020 were favorable by $26.6 million, which was driven primarily by the strengthening of the Euro, Chinese Renminbi and British Pound compared to the U.S. Dollar.
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
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2019 was $93.9 million. These primary uses were for purchases of property, plant and equipment of $112.5 million and business acquisitions of $3.3 million, partially offset by interest proceeds on swaps designated as net investment hedges of $14.7 million and net proceeds from the sale of our consolidated joint venture of $8.2 million as discussed in Note 3 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Financial Condition
We had cash and cash equivalents at December 31, 2020 and 2019 of $1,360.9 million and $1,017.5 million, respectively. Of these balances, $761.7 million and $540.0 million were maintained in non-U.S. jurisdictions as of December 31, 2020 and 2019, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

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
The following table details our borrowings outstanding at the periods indicated:

	December 31,
(In millions)	2020	2019
2024 Dollar Term Loans	$2,063.2	$2,387.5
2024 Dollar Senior Notes	—	500.0
2024 Euro Senior Notes	—	375.2
2025 Euro Senior Notes	552.1	504.0
2027 Dollar Senior Notes	500.0	—
2029 Dollar Senior Notes	700.0	—
Short-term and other borrowings	118.0	109.0
Unamortized original issue discount	(6.3)	(10.5)
Unamortized deferred financing costs	(34.3)	(31.1)
	3,892.7	3,834.1
Less:
Short-term borrowings	29.9	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,838.5	$3,790.2
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $366.0 million and $361.2 million at December 31, 2020 and December 31, 2019, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.

The following table details our borrowings outstanding, average effective interest rates and the associated interest expense, inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020			2019
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,063.2	3.0%	$68.0	$2,387.5	3.9%	$92.7
Revolving Credit Facility	—	N/A	1.4	—	N/A	1.6
Senior Notes	1,752.1	4.5%	75.2	1,379.2	4.6%	62.9
Short-term and other borrowings	118.0	Various	5.3	109.0	Various	5.4
Total	$3,933.3		$149.9	$3,875.7		$162.6
After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in U.S. Dollar as of December 31, 2020 and 2019 were $2,509.9 million and $2,521.5 million, respectively, with weighted average interest rates of 3.6% and 3.9%. After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in Euro as of December 31, 2020 and 2019 were $1,423.4 million and $1,354.2 million, respectively, with weighted average interest rates of 2.5% and 3.1%.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020:

	Contractual Obligations Due In:
(In millions)	Total	2021	2022-2023	2024-2025	Thereafter
Debt, including current portion
Senior Secured Credit Facilities, consisting of the following:
2024 Dollar Term Loans	$2,063.2	$24.3	$48.6	$1,990.3	$—
Senior Notes, consisting of the following:
2025 Euro Senior Notes	552.1	—	—	552.1	—
2027 Dollar Senior Notes	500.0	—	—	—	500.0
2029 Dollar Senior Notes	700.0	—	—	—	700.0
Other borrowings	54.0	26.7	27.3	—	—
Interest payments (1)	592.1	109.8	218.1	145.8	118.4
Finance leases (2)	96.6	5.0	11.8	11.9	67.9
Operating leases	117.6	32.1	42.1	20.2	23.2
Pension contributions (3)	5.5	5.5	—	—	—
Purchase obligations (4)	151.4	56.7	48.9	21.1	24.7
Uncertain tax positions, including interest and penalties (5)	7.2	7.2	—	—	—
Employee retention award payments (6)	16.5	16.5	—	—	—
Total	$4,856.2	$283.8	$396.8	$2,741.4	$1,434.2
(1)Interest payments are based on principal amounts of our Senior Secured Credit Facilities and Senior Notes at December 31, 2020 including commitment fees on the unused portion of the Revolving Credit Facility. Future interest payments assume December 31, 2020 variable rates will prevail throughout all future periods and do not consider the effect of our derivative instruments. See Note 18 and Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures related to our interest rates and derivatives, respectively.
(2)Finance lease payments, within the table above, represent total cash rental costs to be paid over the terms of these leases, which include principal and interest.
(3)We expect to make contributions to our defined benefit pension plans beyond 2021; however, the amount of any contributions is dependent on the future economic environment and investment returns, and we are unable to reasonably estimate the pension contributions beyond 2021.
(4)Purchase obligations include various commitments at December 31, 2020, and reflect the minimum contractual obligations under legally enforceable contracts.

(5)At December 31, 2020, we had approximately $110.5 million of gross uncertain tax positions, including interest and penalties that could result in potential payments. The Company anticipates that it is reasonably possible it will settle up to $12.4 million, including interest and penalties, of its current uncertain tax positions within 2021 due to the conclusion of the 2010-2013 German income tax audit, of which we expect a cash outflow of $7.2 million, including interest and penalties. Due to the high degree of uncertainty regarding future timing of cash flows associated with the remaining uncertain tax positions, we are unable to estimate the years in which additional settlement will occur with the respective taxing authorities.
(6)Employee retention award payments for certain employees contingent upon service through this point to help ensure continuity of the Company's business.
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
Goodwill and indefinite-lived intangible assets
The Company tests indefinite-lived intangible assets and goodwill for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. Fair values used under the quantitative impairment assessment are estimated using a combination of discounted projected future earnings or cash flow methods, that are based on projections of the amounts and timing of future revenue and cash flows, and multiples of earnings in estimating fair value. In conjunction with our impairment assessments of indefinite-lived intangible assets, we also review the reasonableness of the indefinite useful lives associated with these assets, in which we evaluate whether indicators exist that future cash flows associated with these assets could be realized over a finite period.
In 2020, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
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
Long-Lived Assets
Long-lived assets, which includes property, plant and equipment, and definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements, are continually assessed for impairment at the asset group level whenever events or changes in circumstances indicate the carrying amount of the asset group may not be recoverable. Such impairment assessments involve comparing the carrying amount of the asset group, determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets, to the forecasted undiscounted future cash flows generated by that asset group (i.e. a recoverability test). In the event the carrying amount of the asset group exceeds the undiscounted future cash flows generated by that asset group and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset group’s carrying amount over its fair value.
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
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2021 would result in an increase of approximately $0.6 million or $0.5 million, respectively. The estimated impact of a 100 basis point increase or decrease of the expected return on asset assumption on the net periodic benefit cost for 2021 would result in a decrease or increase of approximately $2.3 million, respectively.
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
The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company must generate approximately $868.1 million of taxable income to fully realize its consolidated net deferred tax assets as of December 31, 2020.
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Our net deferred tax asset balance as of December 31, 2020 is $109.6 million, net of valuation allowances of $208.1 million. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors including any potential aberrational items which may be included within our taxable results. The aberrational items which have impacted our results include significant taxable losses associated with the exercises of pre-IPO stock options that were deep in the money at the time they were exercised, as well as debt extinguishment, refinancing and certain global restructuring costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax free manner. At December 31, 2020 and 2019, deferred income taxes of approximately $7.1 million and $6.0 million, respectively, have been provided on such subsidiary earnings, respectively. At December 31, 2020, and 2019, we have not recorded a deferred tax liability related to withholding taxes of approximately $96.1 million and $15.6 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2020 and 2019, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $99.6 million and $45.3 million, respectively.
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
The timing of payments associated with the above arrangements may differ from the timing associated with the satisfaction of our performance obligations. The period between the satisfaction of the performance obligation and the receipt of payment is dependent on terms and conditions specific to the customers. For transactions in which we expect, at contract inception, the period between the transfer of our products or services to our customer and when the customer pays for that good or service to be greater than one year, we adjust the promised amount of consideration for the effects of any significant financing components that materially change the amount of revenue under the contract.
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our revenue.
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, operational matters, pending or threatened litigation against the Company and the resolution of matters related to open tax years.
Environmental remediation costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known, and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically as additional information is received and as remediation progresses.
We are subject to legal proceedings, claims and potential claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known matter. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $0.9 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only and we do not enter into derivative instruments for speculative purposes.
For further detail on our use of derivative instruments, see Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2020, 2019 and 2018 were from operations outside the United States. At December 31, 2020 and 2019, the accumulated other comprehensive loss account on the consolidated balance sheets included a cumulative translation loss of $282.0 million and $297.0 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss by $199.9 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Mexican Peso, Brazilian Real and the Chinese Renminbi. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
Additionally, in order to fund the purchase price for certain assets of DPC and the capital stock and other equity interests of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In certain instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations. We use these intercompany loans to offset the exposure to profitability and cash flows created by external loans denominated in currencies that are different from the function currency of the issuing entities, including our 2025 Euro Senior Notes, which are denominated in Euros.

Commodity price risk
We are subject to changes in our cost of sales caused by movements in underlying commodity prices (primarily oil and natural gas). Between 40% and 50% of our cost of sales is represented by raw materials. A substantial portion of the purchased raw materials include monomers, pigments, resins and solvents. Our price fluctuations generally follow industry indices. We historically have not entered into long-term purchase contracts related to the purchase of raw materials. If and when appropriate, we intend to manage these risks using purchase contracts with our suppliers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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

Critical Audit Matters
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
Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 11 to the consolidated financial statements, management has recorded unrecognized tax benefits of $110.5 million as of December 31, 2020. As disclosed by management, the breadth of operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more-likely-than not.”
The principal considerations for our determination that performing procedures relating to the measurement of unrecognized tax benefits is a critical audit matter are the significant judgment by management when applying the more-likely-than-not recognition criteria to the Company’s tax positions, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the measurement of unrecognized tax benefits. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 18, 2021
We have served as the Company’s auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,737.6	$4,482.2	$4,696.0
Cost of goods sold	2,457.9	2,917.9	3,106.3
Selling, general and administrative expenses	695.0	822.1	876.4
Other operating charges	110.8	70.7	82.7
Research and development expenses	55.2	70.2	73.1
Amortization of acquired intangibles	113.2	113.1	115.4
Income from operations	305.5	488.2	442.1
Interest expense, net	149.9	162.6	159.6
Other expense (income), net	33.4	(4.4)	15.0
Income before income taxes	122.2	330.0	267.5
Provision for income taxes	0.2	77.4	54.2
Net income	122.0	252.6	213.3
Less: Net income attributable to noncontrolling interests	0.4	3.6	6.2
Net income attributable to controlling interests	$121.6	$249.0	$207.1
Basic net income per share	$0.52	$1.06	$0.87
Diluted net income per share	$0.52	$1.06	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$122.0	$252.6	$213.3
Other comprehensive loss, before tax:
Foreign currency translation adjustments	13.8	5.4	(94.1)
Unrealized (loss) gain on derivatives	(30.0)	(33.1)	2.4
Unrealized loss on pension and other benefit plan obligations	(25.3)	(46.1)	(6.4)
Other comprehensive loss, before tax	(41.5)	(73.8)	(98.1)
Income tax benefit related to items of other comprehensive income	(11.0)	(17.4)	(0.3)
Other comprehensive loss, net of tax	(30.5)	(56.4)	(97.8)
Comprehensive income	91.5	196.2	115.5
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.8)	6.6	2.7
Comprehensive income attributable to controlling interests	$92.3	$189.6	$112.8

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,360.9	$1,017.5
Restricted cash	3.1	3.0
Accounts and notes receivable, net	869.8	830.1
Inventories	559.9	591.6
Prepaid expenses and other current assets	132.2	131.2
Total current assets	2,925.9	2,573.4
Property, plant and equipment, net	1,194.5	1,223.0
Goodwill	1,294.9	1,208.9
Identifiable intangibles, net	1,148.8	1,223.9
Other assets	593.1	588.8
Total assets	$7,157.2	$6,818.0
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$564.4	$483.7
Current portion of borrowings	54.2	43.9
Other accrued liabilities	562.3	545.3
Total current liabilities	1,180.9	1,072.9
Long-term borrowings	3,838.5	3,790.2
Accrued pensions	309.9	285.2
Deferred income taxes	114.0	115.5
Other liabilities	234.1	144.6
Total liabilities	5,677.4	5,408.4
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 250.9 and 250.1 shares issued at December 31, 2020 and 2019, respectively	250.9	249.9
Capital in excess of par	1,487.1	1,474.1
Retained earnings	563.3	443.2
Treasury shares, at cost, 16.1 and 15.2 shares at December 31, 2020 and 2019, respectively	(443.5)	(417.5)
Accumulated other comprehensive loss	(424.8)	(395.5)
Total Axalta shareholders’ equity	1,433.0	1,354.2
Noncontrolling interests	46.8	55.4
Total shareholders’ equity	1,479.8	1,409.6
Total liabilities and shareholders’ equity	$7,157.2	$6,818.0
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained earnings (Accumulated deficit)	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2017	241.9	$242.4	$1,354.5	$(21.4)	$(58.4)	$(241.0)	$131.7	$1,407.8
Comprehensive income (loss):
Net income	—	—	—	207.1	—	—	6.2	213.3
Net realized and unrealized gain on derivatives, net of tax of $1.1 million	—	—	—	—	—	1.3	—	1.3
Long-term employee benefit plans, net of tax benefit of $1.4 million	—	—	—	—	—	(5.0)	—	(5.0)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(90.6)	(3.5)	(94.1)
Total comprehensive income (loss)	—	—	—	207.1	—	(94.3)	2.7	115.5
Cumulative effect of an accounting change	—	—	—	12.9	—	(0.8)	0.1	12.2
Recognition of stock-based compensation	—	—	37.3	—	—	—	—	37.3
Shares issued under compensation plans	2.8	2.9	14.8	—	—	—	—	17.7
Changes in ownership of noncontrolling interests	—	—	2.9	—	—	—	(28.1)	(25.2)
Common stock purchases	(9.1)	—	—	—	(253.8)	—	—	(253.8)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Balance December 31, 2018	235.6	$245.3	$1,409.5	$198.6	$(312.2)	$(336.1)	$105.4	$1,310.5
Comprehensive income (loss):
Net income	—	—	—	249.0	—	—	3.6	252.6
Net realized and unrealized loss on derivatives, net of tax benefit of $4.8 million	—	—	—	—	—	(28.3)	—	(28.3)
Long-term employee benefit plans, net of tax benefit of $12.6 million	—	—	—	—	—	(33.5)	—	(33.5)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	2.4	3.0	5.4
Total comprehensive income (loss)	—	—	—	249.0	—	(59.4)	6.6	196.2
Cumulative effect of an accounting change	—	—	—	(0.7)	—	—	—	(0.7)
Correction to previous cumulative effect upon adoption of ASU 2014-09	—	—	—	(3.7)	—	—	—	(3.7)
Recognition of stock-based compensation	—	—	15.7	—	—	—	—	15.7
Shares issued under compensation plans	3.4	4.6	44.9	—	—	—	—	49.5
Changes in ownership of noncontrolling interests	—	—	4.0	—	—	—	(55.1)	(51.1)
Common stock purchases	(4.1)	—	—	—	(105.3)	—	—	(105.3)
Dividends declared to noncontrolling interests		—	—	—	—	—	(1.5)	(1.5)
Balance December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	121.6	—	—	0.4	122.0
Net realized and unrealized loss on derivatives, net of tax benefit of $4.5 million	—	—	—	—	—	(25.5)	—	(25.5)
Long-term employee benefit plans, net of tax benefit of $6.5 million	—	—	—	—	—	(18.8)	—	(18.8)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	15.0	(1.2)	13.8
Total comprehensive income (loss)	—	—	—	121.6	—	(29.3)	(0.8)	91.5
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	15.1	—	—	—	—	15.1
Shares issued under compensation plans	0.8	1.0	3.2	—	—	—	—	4.2
Changes in ownership of noncontrolling interests	—	—	(5.3)	—	—	—	(6.9)	(12.2)
Common stock purchases	(0.9)	—	—	—	(26.0)	—	—	(26.0)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Balance December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$122.0	$252.6	$213.3
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	320.3	353.0	369.1
Amortization of deferred financing costs and original issue discount	9.0	8.8	8.0
Debt extinguishment and refinancing related costs	34.4	0.2	9.5
Deferred income taxes	(55.4)	15.7	6.1
Realized and unrealized foreign exchange losses, net	3.9	5.9	17.3
Stock-based compensation	15.1	15.7	37.3
Divestiture and impairment charges	5.7	21.1	—
Interest income on swaps designated as net investment hedges	(14.5)	(14.7)	(9.4)
Other non-cash, net	10.5	(0.1)	(0.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(26.0)	(10.1)	(22.3)
Inventories	39.6	10.8	(48.1)
Prepaid expenses and other assets	(19.9)	(118.9)	(157.3)
Accounts payable	103.0	18.2	49.5
Other accrued liabilities	(70.1)	5.3	(8.4)
Other liabilities	31.7	9.6	32.4
Cash provided by operating activities	509.3	573.1	496.1
Investing activities:
Acquisitions, net of cash acquired	(1.0)	(3.3)	(82.8)
Purchase of property, plant and equipment	(82.1)	(112.5)	(143.4)
Proceeds from sale of unconsolidated joint venture	4.4	—	—
Proceeds from sale of consolidated joint venture, net of cash divested	—	8.2	—
Interest proceeds on swaps designated as net investment hedges	14.5	14.7	9.4
Proceeds from settlement of swaps designated as net investment hedges	—	—	22.5
Other investing activities, net	2.7	(1.0)	5.1
Cash used for investing activities	(61.5)	(93.9)	(189.2)
Financing activities:
Proceeds from long-term borrowings	1,200.0	—	468.9
Payments on short-term borrowings	(38.8)	(39.5)	(44.7)
Payments on long-term borrowings	(1,223.3)	(27.6)	(511.3)
Financing-related costs	(39.9)	(1.5)	(10.8)
Net cash flows associated with stock-based awards	4.3	50.3	17.4
Dividends paid to noncontrolling interests	(0.9)	(1.5)	(1.0)
Investments in noncontrolling interests	(5.8)	(31.1)	(26.9)
Purchases of common stock	(26.0)	(105.3)	(253.8)
Deferred acquisition-related consideration	(0.5)	(2.2)	(6.0)
Cash used for financing activities	(130.9)	(158.4)	(368.2)
Increase (decrease) in cash and cash equivalents	316.9	320.8	(61.3)
Effect of exchange rate changes on cash	26.6	3.3	(15.2)
Cash at beginning of period	1,020.5	696.4	772.9
Cash at end of period	$1,364.0	$1,020.5	$696.4

Cash at end of period reconciliation:
Cash and cash equivalents	$1,360.9	$1,017.5	$693.6
Restricted cash	3.1	3.0	2.8
Cash at end of period	$1,364.0	$1,020.5	$696.4

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$151.7	$156.9	$152.4
Income taxes, net of refunds	25.9	42.2	57.4
Non-cash investing activities:
Accrued capital expenditures	$35.1	$16.6	$10.1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), at December 31, 2020 and 2019 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2020, 2019 and 2018 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which Axalta does not maintain control, but has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. As a result, Axalta’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statements of operations and our share of these companies’ stockholders’ equity is included in the accompanying consolidated balance sheets. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material. We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated financial statements.
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
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill. Included in the determination of the purchase price is the fair value of contingent consideration, if applicable, based on the terms and applicable targets described within the acquisition agreements (i.e., projected revenues or EBITDA). Subsequent to the acquisition date, the fair value of the liability, if determined to be payable in cash, is revalued at each balance sheet date with adjustments recorded within earnings.
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
We include the results of operations from the acquisition date in the financial statements for all businesses acquired.
Revenue Recognition
See Note 2 for disclosure of our revenue recognition accounting policy.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
Level 2—Significant other observable inputs (i.e., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and
Level 3—Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
Derivatives and Hedging
The Company from time to time utilizes derivatives to manage exposures to currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or accumulated other comprehensive loss ("AOCI"), depending on the use of the derivative and whether it qualifies for hedge accounting treatment and is designated as such.
Gains and losses on derivatives that qualify and are designated as cash flow or net investment hedges are recorded in AOCI, to the extent the hedges are effective, until the underlying transactions are recognized in income.
Gains and losses on derivatives qualifying and designated as fair value hedging instruments, as well as the offsetting losses and gains on the hedged items, are reported in income in the same accounting period. Derivatives not designated as hedging instruments are marked-to-market at the end of each accounting period with the results included in income.
Cash flows from derivatives are presented in the consolidated statements of cash flows in a manner consistent with the underlying transactions.
Receivables and Allowance for Doubtful Accounts
Receivables are carried at amounts that approximate fair value. Receivables are recognized net of an allowance for doubtful accounts receivable. The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the financial asset, based on historical experience current conditions and reasonable forecasts of future economic conditions. Accounts receivable are written down or off when a portion or all of such account receivable is determined to be uncollectible.
Inventories
Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include:
•raw materials,
•direct labor, and
•manufacturing and indirect overhead.
Stores and supplies are valued at the lower of cost or net realizable value; cost is generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Property, Plant and Equipment
Property, plant and equipment acquired in an acquisition are recorded at fair value as of the acquisition date and are depreciated over the estimated useful life using the straight-line method. Subsequent additions to property, plant and equipment are recorded at cost and are depreciated over the estimated useful life using the straight-line method. See Note 15 for a range of estimated useful lives used for each property, plant and equipment class.
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
Goodwill and Other Identifiable Intangible Assets
Goodwill represents the excess of purchase price over the fair values of underlying net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis as of October 1st; however, these tests are performed more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value methodology utilizes multiple valuation methodologies and assumptions, including prices of similar assets, where applicable, or discounted cash flow techniques.
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
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit, with respect to goodwill, and indefinite-lived intangible asset to its carrying value. If the fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying value, the difference is recorded as an impairment loss not to exceed the amount of recorded goodwill or carrying value of the respective indefinite-lived intangible asset.
In 2020, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
Definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 3 to 25 years. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. The reasonableness of the useful lives of definite and indefinite-lived assets are regularly evaluated.
Impairment of Long-Lived Assets
The carrying value of long-lived assets to be held and used is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value and is based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale after all applicable attributes in the guidance are met and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Research and Development
Research and development costs incurred in the normal course of business consist primarily of employee-related costs and are expensed as incurred. In process research and development projects acquired in a business combination are recorded as intangible assets at their fair value as of the acquisition date, using Level 3 assumptions. Subsequent costs related to acquired in process research and development projects are expensed as incurred. In process research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. These indefinite-lived intangible assets are tested for impairment consistent with the impairment testing performed on other indefinite-lived intangible assets discussed above. Upon completion of the research and development process, the carrying value of acquired in process research and development projects is reclassified as a finite-lived asset and is amortized over its useful life. Once amortization commences, these assets are tested for impairment consistent with long-lived assets as discussed above.
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
Foreign Currency Translation
Our reporting currency is the U.S. Dollar. In most cases, our non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. Dollars at end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of shareholders’ equity in the accompanying consolidated balance sheets in AOCI.
Gains and losses from transactions denominated in currencies other than functional currencies are included in the consolidated statements of operations in other expense (income), net.
During the year ended December 31, 2018, the functional currency of our subsidiary in Argentina was changed to be the U.S. Dollar. This determination was made upon conclusion that the Argentinian Peso was hyper-inflationary.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Employee Benefits
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees earn in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The discount rate used is based upon market indicators in the region (generally, the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations). The calculations are performed by qualified actuaries using the projected unit credit method. The obligation of defined benefit plans recorded on our consolidated balance sheets is net of the current fair value of assets. See Note 8 for further information.
Stock-Based Compensation
We provide directors and certain employees stock-based compensation comprised of stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units. The instruments are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period, inclusive of impacts of any current period modifications of previously granted awards. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta’s common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and consist of all outstanding stock options, restricted stock awards, restricted stock units, performance stock awards and performance share units.
Recently Adopted Accounting Guidance
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses” under a modified retrospective approach for all financial assets. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires considerations of a broader range of reasonable and supportable information to inform credit loss estimates. The provisions of this standard primarily impact the allowance for doubtful accounts on our trade receivables, to which we have applied historical loss percentages, combined with reasonable and supportable forecasts of future losses to the respective aging categories. Adoption of ASU 2016-13 at January 1, 2020 resulted in a one-time loss to retained earnings of $1.5 million on our consolidated balance sheets and statements of shareholders' equity for the year ended December 31, 2020.
On January 1, 2020, we adopted ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20 ): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans". This ASU amends ASC 715 to remove certain disclosures, clarify certain existing disclosures and add additional disclosures. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. As of December 31, 2020, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
In December 2020, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes" which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and updating provisions related to accounting for franchise (or similar) tax partially based on income and interim recognition of enactment of tax law changes. The adoption of this standard did not have a material impact on our financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Risks and Uncertainties
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy. The Company's results of operations, financial condition and cash flows were significantly impacted during 2020 as a result of the pandemic and we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. We are currently unable to fully determine the future impact of COVID-19 on our business, though we believe the pandemic will continue to have a negative effect on our business during 2021, and potentially longer. We are monitoring the progression of the pandemic and its ongoing and potential effect on our financial position, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis for 2021, and potentially longer.
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
In our refinish end-market, our product sales are typically supplied through a network of distributors. Control transfers and revenue is recognized when our products are shipped to our distribution customers. Variable consideration in the form of price, less discounts and rebates, are estimated and recorded, as a reduction to net sales, upon the sale of our products based on our ability to make a reasonable estimate of the amounts expected to be received or incurred. The estimates of variable consideration involve significant assumptions based on the best estimates of inventory held by distributors, applicable pricing, as well as the use of historical actuals for sales, discounts and rebates, which may result in changes in estimates in the future.
The timing of payments associated with the above arrangements may differ from the timing associated with the satisfaction of our performance obligations. The period between the satisfaction of the performance obligation and the receipt of payment is dependent on terms and conditions specific to the customers. For transactions in which we expect, at contract inception, the period between the transfer of our products or services to our customer and when the customer pays for that good or service to be greater than one year, we adjust the promised amount of consideration for the effects of any significant financing components that materially change the amount of revenue under the contract.
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, including Business Incentive Payments ("BIPs"), which are capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At December 31, 2020 and 2019, the total carrying value of BIPs were $165.4 million and $191.2 million, respectively, and are presented within other assets on the consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, $64.1 million, $66.9 million and $65.5 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations. The total carrying value of BIPs excludes other upfront incentives made in conjunction with long-term customer commitments of $79.8 million and $79.0 million at December 31, 2020 and 2019, respectively, which will be repaid in future periods.

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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at December 31, 2020 and 2019 were $37.2 million and $37.5 million, respectively.
We have applied certain policy elections upon adoption of the new revenue standard beginning January 1, 2018, including accounting for shipping and handling costs as contract fulfillment costs, as well as excluding from the transaction price any taxes imposed on and collected from customers in revenue producing transactions.
Revenue Streams
Our revenue streams are disaggregated based on the types of products and services offered in contracts with our customers, which are depicted in each of our four end-markets.
•Refinish - We develop, market and supply a complete portfolio of innovative coatings systems and color matching technologies to facilitate faster automotive collision repairs relative to competing technologies. Our refinish products and systems include a range of coatings layers required to match the vehicle’s color and appearance, producing a repair surface indistinguishable from the adjacent surface.
•Industrial - The industrial end-market is comprised of liquid and powder coatings used in a broad array of end-market applications. We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, automotive coatings, general industrial, job coaters, electrical insulation coatings, HVAC, appliances, industrial wood, coil, rebar and oil & gas pipelines.
•Light Vehicle - Light vehicle OEMs select coatings providers on the basis of their global ability to deliver advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that can enhance process efficiency to reduce overall manufacturing costs and provide on-site technical support.
•Commercial Vehicle - Sales in the commercial vehicle end-market are generated from a variety of applications including non-automotive transportation (i.e., heavy duty truck, bus and rail) and Agricultural, Construction and Earthmoving, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards. Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements.
We also have other revenue streams which include immaterial revenues relative to the net sales of our four end-markets, comprised of sales from royalties and services, primarily within our light vehicle and refinish end-markets.
See Note 20 for net sales by end-market.
(3)    ACQUISITIONS AND DIVESTITURES
During the year ended December 31, 2020, we completed an immaterial acquisition within our Performance Coatings segment for cash consideration of $1.0 million.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Other Activity
During the year ended December 31, 2020, we purchased additional interests in certain previously consolidated joint ventures within our refinish end-market, increasing our total ownership to 100% for total consideration of $12.1 million, of which we paid $5.8 million during the year ended December 31, 2020 and the remaining $6.3 million will be paid in the first quarter of 2021.
During the year ended December 31, 2019, we purchased additional interests in certain previously consolidated joint ventures within our industrial end-market, increasing our total ownership to 100% for total consideration of $31.1 million. These included the remaining 40% interest in a joint venture in our Asia Pacific region and the remaining 24.5% interest pursuant to the stock purchase agreement for a joint venture in North America acquired during the year ended December 31, 2016.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2018 to December 31, 2020 by reportable segment:

	Performance Coatings	Transportation Coatings	Total
December 31, 2018	$1,151.5	$79.3	$1,230.8
Goodwill from acquisitions	0.5	—	0.5
Purchase accounting adjustments	1.4	—	1.4
Divestiture	(5.6)	—	(5.6)
Foreign currency translation	(16.9)	(1.3)	(18.2)
December 31, 2019	$1,130.9	$78.0	$1,208.9
Foreign currency translation	80.4	5.6	86.0
December 31, 2020	$1,211.3	$83.6	$1,294.9
Identifiable Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$564.8	$(383.6)	$181.2	10.4
Trademarks—indefinite-lived	282.9	—	282.9	Indefinite
Trademarks—definite-lived	103.6	(37.5)	66.1	16.0
Customer relationships	943.6	(329.3)	614.3	19.0
Other	15.3	(11.0)	4.3	5.0
Total	$1,910.2	$(761.4)	$1,148.8

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$540.2	$(310.6)	$229.6	10.4
Trademarks—indefinite-lived	264.9	—	264.9	Indefinite
Trademarks—definite-lived	99.7	(30.1)	69.6	15.8
Customer relationships	923.8	(271.3)	652.5	19.1
Other	15.2	(7.9)	7.3	5.1
Total	$1,843.8	$(619.9)	$1,223.9
In-process research and development projects not yet commercialized and classified within technology assets were $0.2 million and $1.9 million at December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2021	$116.6
2022	$114.4
2023	$72.7
2024	$67.8
2025	$67.1
(5)    RESTRUCTURING
On July 29, 2020, we announced a global restructuring of our business given the significant customer demand headwinds caused by COVID-19 and to better position the Company for sustained growth. The global restructuring resulted in pretax charges of $57.9 million for the year ended December 31, 2020, of which $52.6 million primarily relates to employee severance associated with a net reduction to our workforce of approximately 600 employees globally, while the remaining $5.3 million relates to accelerated depreciation, impairment of assets and other non-cash costs. The global restructuring is expected to result in total pretax charges of approximately $60-65 million. The majority of the global restructuring activities are expected to be completed by the end of 2021 with the remaining completed during 2022.
We also completed the closure activities associated with our manufacturing facility in Mechelen, Belgium during the first half of 2020. We incurred incremental accelerated depreciation for the years ended December 31, 2020, 2019 and 2018 of $8.5 million, $24.3 million, and $10.3 million, respectively, which was recorded to cost of goods sold in the consolidated statements of operations.
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the years ended December 31, 2020, 2019 and 2018, we incurred costs for termination benefits of $71.9 million, $34.4 million, and $79.8 million, respectively. These amounts are recorded within other operating charges in the consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses for the years ended December 31, 2020, 2019 and 2018:

Balance at January 1, 2018	$71.5
Expense recorded	79.8
Payments made	(46.4)
Foreign currency translation	(2.2)
Balance at December 31, 2018	$102.7
Expense recorded	34.4
Payments made	(57.3)
Foreign currency translation	(1.8)
Balance at December 31, 2019	$78.0
Expense recorded	71.9
Payments made	(99.8)
Foreign currency translation	5.7
Balance at December 31, 2020	$55.8

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At December 31, 2020 and 2019, we had outstanding bank guarantees of $8.5 million and $11.6 million, respectively. Most of our bank guarantees expire between 2021 and 2026, while others do not have specified expiration dates. We monitor the obligations to evaluate whether we have a liability at the balance sheet date. During the year ended December 31, 2020, we incurred and paid $1.0 million related to our outstanding bank guarantees. We did not have any liabilities related to our outstanding bank guarantees recorded at December 31, 2020 and 2019.
Operational Matter
In early January 2021, we became aware of an operational matter at certain North America Transportation Coatings customer manufacturing sites. This matter involves a potential issue relating to the use and application of our product in combination with products provided by other suppliers. The matter occurred over a discrete period during the fourth quarter of 2020, and we believe that it is not ongoing in nature. We are working to identify the full scope and root cause of the matter, as well as associated responsibilities among the relevant parties. Based on the information currently available, we do not believe that losses are probable and therefore we have not recorded any liability as of December 31, 2020.
Actual costs arising from this matter could result in material charges as we determine the full scope, root cause and associated responsibilities among the relevant parties. Based on the information currently available, although it is uncertain whether we will have any material losses, we believe it is reasonably possible that the total losses associated with this matter could be up to $250 million, assuming full responsibility of all applicable customer costs, though our actual losses could be materially lower or higher as we ultimately conclude our analysis of the full scope, root cause and associated responsibilities among the relevant parties. We maintain insurance, with significant policy limits, that may provide coverage for potential liabilities that may arise from this matter. At this time, however, we have not filed any insurance claims and the ability to recover insurance proceeds is not certain.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage incurred by us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time. The potential effects, if any, on our consolidated financial statements will be recorded in the period in which these matters are probable and estimable. Except as set forth in the "Operational Matter" section above, we believe that any sum we may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect upon our results of operations, financial conditions or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.
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
(7)    LEASES
We have operating and finance leases for certain of our technology centers, warehouses, office spaces, land, and equipment. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options which are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on finance leases is recognized using the effective interest method.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2020	2019
Assets	Classification
Operating lease assets, net	Other assets (1)	$101.3	$95.6
Finance lease assets, net	Property, plant and equipment, net (2)	63.7	66.9
Total leased assets		$165.0	$162.5
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$28.8	$29.3
Finance lease liabilities	Current portion of borrowings	3.2	2.9
Noncurrent
Operating lease liabilities	Other liabilities	75.6	69.5
Finance lease liabilities	Long-term borrowings	60.8	62.2
Total lease liabilities		$168.4	$163.9
(1)Operating lease assets are recorded net of accumulated amortization of $35.4 million and $18.4 million as of December 31, 2020 and 2019, respectively.
(2)Finance lease assets are recorded net of accumulated amortization of $8.9 million and $4.6 million as of December 31, 2020 and 2019, respectively.
Components of lease expense are summarized as follows:

	Year Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$4.2	$4.1
Interest on lease liabilities	3.4	3.5
Operating lease cost	35.7	36.5
Variable lease cost	3.2	2.9
Short-term lease cost	0.4	1.2
Net lease cost	$46.9	$48.2
Supplemental cash flow information related to leases is summarized as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36.0	$36.8
Operating cash flows for finance leases	$3.4	$3.5
Financing cash flows for finance leases	$2.2	$1.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21.0	$23.3
Finance leases	$0.3	$0.5

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Lease term and discount rate information is summarized as follows:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	5.2	4.9
Finance leases	15.8	16.7
Weighted-average discount rate
Operating leases	4.1%	3.6%
Finance leases	5.2%	5.2%
Maturities of lease liabilities as of December 31, 2020 is as follows:

	Operating Leases	Finance Leases
Year
2021	$32.1	$5.0
2022	24.6	5.9
2023	17.4	5.9
2024	11.3	5.9
2025	8.9	6.0
Thereafter	23.2	67.9
Total lease payments	117.5	96.6
Less: imputed interest	13.1	32.6
Present value of lease liabilities	$104.4	$64.0

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(8)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with over 85% of the projected benefit obligation within the European region as of December 31, 2020.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations was December 31. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2020 and 2019 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2020 and 2019 for our defined benefit pension plans:

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$640.7	$583.7
Service cost	7.6	7.2
Interest cost	9.7	13.1
Participant contributions	1.3	1.2
Actuarial loss, net	41.9	60.9
Plan curtailments, settlements and special termination benefits	(15.4)	(7.1)
Benefits paid	(22.8)	(22.5)
Business combinations and other adjustments	1.5	(0.1)
Foreign currency translation	39.5	4.3
Projected benefit obligation at end of year	704.0	640.7
Change in plan assets:
Fair value of plan assets at beginning of year	356.9	332.3
Actual return on plan assets	26.8	28.3
Employer contributions	24.1	16.9
Participant contributions	1.3	1.2
Benefits paid	(22.8)	(22.5)
Settlements	(16.7)	(7.4)
Business combinations and other adjustments	0.6	(0.1)
Foreign currency translation	16.5	8.2
Fair value of plan assets at end of year	386.7	356.9
Funded status, net	$(317.3)	$(283.8)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$5.5	$13.0
Other accrued liabilities	(12.9)	(11.6)
Accrued pensions	(309.9)	(285.2)
Net amount recognized	$(317.3)	$(283.8)
Net actuarial losses for 2020 and 2019 were primarily due to reductions in the discount rate across the majority of our plans relative to the rates used in the preceding year to determine benefit obligations (see assumptions table below), which were caused by market volatility during the periods.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reflects the ABO for all defined benefit pension plans as of December 31, 2020 and 2019. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	Year Ended December 31,
	2020	2019
ABO	$675.1	$613.5
Plans with PBO in excess of plan assets:
PBO	$493.8	$401.0
ABO	$464.9	$374.2
Fair value plan assets	$171.0	$104.2
Plans with ABO in excess of plan assets:
PBO	$488.8	$401.0
ABO	$460.7	$374.2
Fair value plan assets	$166.4	$104.2
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2020	2019
Accumulated net actuarial losses	$(123.8)	$(97.9)
Accumulated prior service credit	1.6	1.5
Total	$(122.2)	$(96.4)
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
The estimated pre-tax amounts that are expected to be amortized from AOCI into the consolidated statements of operations as net periodic benefit cost during 2021 for the defined benefit plans is as follows:

2021
Amortization of net actuarial losses, net	$(5.1)
Amortization of prior service credit, net	0.1
Total	$(5.0)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost and amounts recognized in comprehensive income:
Net periodic benefit cost:
Service cost	$7.6	$7.2	$8.8
Interest cost	9.7	13.1	13.1
Expected return on plan assets	(12.8)	(13.9)	(16.1)
Amortization of actuarial loss, net	3.4	1.9	1.3
Amortization of prior service credit	—	(0.1)	(0.1)
Curtailment gain	(4.2)	(2.3)	(0.7)
Settlement loss	2.3	1.1	0.6
Special termination benefit loss	1.5	0.3	—
Net periodic benefit cost	7.5	7.3	6.9
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss, net	28.4	46.7	6.7
Amortization of actuarial loss, net	(3.4)	(1.9)	(1.3)
Prior service (credit) cost	(0.3)	—	0.8
Amortization of prior service credit	—	0.1	0.1
Curtailment gain	4.2	2.3	0.7
Settlement loss	(2.3)	(1.1)	(0.6)
Other adjustments	(1.3)	—	—
Total loss recognized in other comprehensive income	25.3	46.1	6.4
Total recognized in net periodic benefit cost and comprehensive income	$32.8	$53.4	$13.3

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2020	2019	2018
Weighted-average assumptions:
Discount rate to determine benefit obligation	1.12%	1.58%	2.27%
Discount rate to determine net cost	1.58%	2.27%	2.13%
Rate of future compensation increases to determine benefit obligation	2.71%	2.73%	2.68%
Rate of future compensation increases to determine net cost	2.73%	2.68%	2.69%
Rate of return on plan assets to determine net cost	3.71%	4.21%	4.47%
Cash balance interest credit rate to determine benefit obligation	0.40%	0.49%	1.13%
Cash balance interest credit rate to determine net cost	0.49%	1.13%	0.96%
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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2021	$31.9
2022	$29.3
2023	$32.2
2024	$36.5
2025	$37.4
2026—2030	$192.6
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

Asset Category	2020	2019	Target Allocation
Equity securities	20-25%	20-25%	20-25%
Debt securities	30-35%	30-35%	30-35%
Real estate	0-5%	0-5%	0-5%
Other	40-45%	40-45%	40-45%
The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2020 and 2019, respectively. Defined benefit pension plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$5.8	$5.8	$—	$—
U.S. equity securities	38.1	37.9	—	0.2
Non-U.S. equity securities	48.4	45.2	0.4	2.8
Debt securities—government issued	77.9	54.0	20.2	3.7
Debt securities—corporate issued	41.5	28.5	10.3	2.7
Private market securities and other	136.0	0.2	1.7	134.1
Total carried at fair value	$347.7	$171.6	$32.6	$143.5
Investments measured at NAV	39.0
Total	$386.7

	Fair value measurements at
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$4.0	$4.0	$—	$—
U.S. equity securities	36.0	35.7	—	0.3
Non-U.S. equity securities	45.8	42.9	0.4	2.5
Debt securities—government issued	69.6	45.0	19.9	4.7
Debt securities—corporate issued	40.2	28.3	9.4	2.5
Private market securities and other	125.8	1.0	0.7	124.1
Total carried at fair value	$321.4	$156.9	$30.4	$134.1
Investments measured at NAV	35.5
Total	$356.9

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2020 and 2019.

	Level 3 assets
	Total	Private market securities and other	Debt and equity	Real estate investments
Ending balance at December 31, 2018	$151.7	$126.9	$11.2	$13.6
Change in unrealized gain	2.5	1.5	0.7	0.3
Purchases, sales, issues and settlements	(8.6)	(4.6)	(1.9)	(2.1)
Transfers in/(out) of Level 3	(11.5)	—	—	(11.5)
Ending balance at December 31, 2019	$134.1	$123.8	$10.0	$0.3
Realized (loss)	—	—	—	—
Change in unrealized gain	12.5	11.5	0.9	0.1
Purchases, sales, issues and settlements	(3.8)	(2.2)	(1.5)	(0.1)
Transfers in/(out) of Level 3	0.7	0.7	—	—
Ending balance at December 31, 2020	$143.5	$133.8	$9.4	$0.3
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2021, the expected long-term rate of return is 3.55%.
Anticipated Contributions to Defined Benefit Plan
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2020, we expect to contribute $5.5 million to our defined benefit plans during 2021.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $42.2 million, $48.7 million and $43.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(9)    STOCK-BASED COMPENSATION
During the years ended December 31, 2020, 2019 and 2018, we recognized $15.1 million, $15.7 million and $37.3 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses on the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $2.4 million, $0.3 million and $6.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
During 2020, we granted restricted stock units and performance share units to certain employees and directors. All awards were granted under the 2014 Plan. The performance share units are subject to certain performance and market conditions, in addition to service-based vesting conditions. During 2020, the Company withheld shares and used cash to settle certain employees' tax obligation resulting from the vesting of awards in the amount of $1.1 million.
Stock Options
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. During 2020, there were no options granted. The weighted average fair values of options granted in 2019 and 2018 were $6.98 and $6.78 per share, respectively. A majority of these awards vest ratably over three years. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

	2019 Grants	2018 Grants
Expected Term	6.0 years	6.0 years
Volatility	20.25%	20.27%
Dividend Yield	—	—
Discount Rate	2.47%	2.66%
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
A summary of stock option award activity as of and for the year ended December 31, 2020 is presented below:

	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	3.0	$25.92
Granted	—	$—
Exercised	(0.3)	$15.07
Forfeited	(0.2)	$28.88
Outstanding at December 31, 2020	2.5	$27.34
Vested and expected to vest at December 31, 2020	2.5	$27.34	$6.4	4.51
Exercisable at December 31, 2020	2.0	$27.30	$5.8	3.71
Cash received by the Company upon exercise of options in 2020 was $5.4 million. Tax benefits on these exercises were $0.6 million. For the years ended December 31, 2020, 2019 and 2018, the intrinsic value of options exercised was $4.3 million, $56.6 million and $33.6 million, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The fair value of shares vested during 2020, 2019 and 2018 was $3.2 million, $5.4 million and $6.8 million, respectively.
At December 31, 2020, there was $0.8 million of unrecognized compensation cost relating to outstanding unvested stock options expected to be recognized over the weighted average period of 1.0 year.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2020, we issued 0.5 million shares of restricted stock units. A majority of these awards vest ratably over three years.
A summary of restricted stock and restricted stock unit award activity as of and for the year ended December 31, 2020 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	1.2	$28.45
Granted	0.5	$29.30
Vested	(0.6)	$28.57
Forfeited	(0.1)	$28.47
Outstanding at December 31, 2020	1.0	$28.84
At December 31, 2020, there was $11.3 million of unamortized expense relating to unvested restricted stock awards and restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.
The intrinsic value of awards vested during 2020, 2019 and 2018 was $14.7 million, $19.7 million and $36.2 million, respectively. The total fair value of awards vested during 2020, 2019 and 2018 was $15.8 million, $20.9 million and $35.3 million, respectively. Tax shortfalls on these exercises were $0.3 million.
Performance Stock Awards and Performance Share Units
During the years ended December 31, 2020 and 2019, the Company granted performance share units ("PSUs") to certain employees of the Company as part of their annual equity compensation award. During the years prior to December 31, 2019, the Company granted performance share awards and performance share units (collectively referred to as "PSAs").
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
PSUs granted in 2019 and 2020 are subject to the same service conditions, but also include performance conditions related to internal profitability and return on invested capital metrics over a cumulative performance period of three years, as well as three individual one-year performance periods. At the end of the three-year performance period, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative TSR modifier relative to the S&P 500 for 2019 grants and the S&P 400 Materials Index for 2020 grants, over the same three-year performance period. The actual number of shares awarded will be between zero and 200% of the target award amount.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
A summary of PSA and PSU activity as of and for the year ended December 31, 2020 is presented below:

	Awards (in millions)	Weighted-Average Fair Value
Outstanding at January 1, 2020	0.5	$32.11
Granted	0.3	$31.88
Vested	(0.1)	$38.11
Forfeited	(0.2)	$32.02
Outstanding at December 31, 2020	0.5	$31.07
Our PSAs and PSUs allow for participants to vest in more or less than the targeted number of shares granted. All of our awards are currently performing lower than the applicable targets. We currently expect a total of 0.2 million shares with a weighted average fair value per share of $30.48 to vest. At December 31, 2020, there was $4.5 million of unamortized expense relating to unvested PSAs and PSUs that are expected to be amortized over a weighted average period of 1.8 years. The forfeitures include PSAs and PSUs that vested below target.
(10)    OTHER EXPENSE (INCOME), NET

	Year Ended December 31,
	2020	2019	2018
Foreign exchange losses, net	$7.2	$8.3	$9.2
Debt extinguishment and refinancing related costs	34.4	0.2	9.5
Other miscellaneous (income) expense, net	(8.2)	(12.9)	(3.7)
Total	$33.4	$(4.4)	$15.0
Debt extinguishment and refinancing related costs include third-party fees incurred, redemption premiums and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 18.
(11)    INCOME TAXES
In 2018, we completed our accounting of the income tax effects of the U.S. TCJA. Tax impacts in future periods may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.
On January 1, 2020, we completed an intra-entity transfer of certain intellectual property rights (the “IP”) to our Swiss subsidiary, where our EMEA regional headquarters is located. The transfer of the IP did not result in a taxable gain; however, it did result in step-up of the Swiss tax-deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of the IP, which was transferred at fair value. We applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset. Consequently, this transaction resulted in the recognition of a deferred tax asset at the applicable Swiss tax rate, resulting in a one-time tax benefit of $50.5 million. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.
The Company’s operations in Switzerland are subject to reduced tax rates through December 31, 2026, as long as certain conditions are met. Due to a pre-tax loss and the step-up of tax-deductible IP noted above in our Swiss subsidiary, the reduced tax rate holiday in Switzerland has an unfavorable impact in 2020. The tax expense attributable to this tax holiday was $13.2 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The tax effect of the tax holiday on diluted net income per common share was $0.06 and $0.01 for the years ended December 31, 2020 and 2019, respectively.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2020	2019	2018
Domestic	$85.4	$223.4	$194.8
Foreign	36.8	106.6	72.7
Total	$122.2	$330.0	$267.5

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$1.8	$9.9	$11.7	$8.3	$27.1	$35.4	$7.2	$6.8	$14.0
U.S. state and local	6.0	(1.9)	4.1	5.3	(9.2)	(3.9)	2.7	12.8	15.5
Foreign	47.8	(63.4)	(15.6)	48.1	(2.2)	45.9	38.2	(13.5)	24.7
Total	$55.6	$(55.4)	$0.2	$61.7	$15.7	$77.4	$48.1	$6.1	$54.2
Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2020		2019		2018
Statutory U.S. federal income tax rate (1)	$25.7	21.0%	$69.3	21.0%	$56.2	21.0%
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate
Foreign income taxed at rates other than U.S. statutory rate	(13.9)	(11.3)	(16.3)	(4.9)	(26.8)	(10.0)
Changes in valuation allowances	10.0	8.2	18.8	5.7	(37.5)	(14.0)
Foreign exchange gain (loss), net	8.2	6.7	(2.8)	(0.8)	26.7	10.0
Unrecognized tax benefits (2)	54.9	44.9	11.2	3.4	18.9	7.1
Foreign taxes	7.0	5.7	21.4	6.5	6.7	2.5
Non-deductible interest	0.9	0.7	0.3	0.1	4.8	1.8
Non-deductible expenses	3.7	3.0	3.8	1.2	3.8	1.4
Tax credits	(5.3)	(4.3)	(3.9)	(1.2)	(6.6)	(2.4)
Excess tax benefits relating to stock-based compensation	(0.3)	(0.2)	(11.4)	(3.5)	(6.6)	(2.4)
U.S. tax reform (3)	—	—	—	—	(12.5)	(4.7)
Base erosion and anti-tax abuse tax	—	—	4.3	1.3	2.7	1.0
U.S. state and local taxes, net	2.8	2.3	6.6	2.0	1.8	0.7
Intra-entity IP transfer step-up (4)	(50.8)	(41.6)	—	—	—	—
Other - net (5)	(42.7)	(34.9)	(23.9)	(7.3)	22.6	8.3
Total income tax provision / effective tax rate	$0.2	0.2%	$77.4	23.5%	$54.2	20.3%
(1)The U.S. statutory rate has been used as management believes it is more meaningful to the Company.
(2)In 2020 we recorded charges of $14.3 million in connection with the income tax audit in Germany and $27.3 million in the Netherlands related to realized exchange gain. The Netherlands item is fully offset by a tax benefit of $27.3 million recorded in 2020 to adjust to the prior year tax filing position.
(3)Tax effect of the U.S. TCJA recorded under SAB 118.
(4)Related to the step-up of tax deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.
(5)In 2020, the Company recorded a tax benefit of $41.8 million in the Netherlands, of which $27.3 million is related to realized exchange gain and $14.5 million related to rate change on deferred taxes, which are both fully offset by a tax expense of $27.3 million for the increase to unrecognized tax benefits and $14.5 million for an increase to the valuation allowance, respectively. In 2019, the Company recorded a tax benefit of $24.9 million in Luxembourg related to a local statutory impairment, which is fully offset by a tax expense of $24.9 million for the increase to the valuation allowance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Deferred Tax Balances

	Year Ended December 31,
	2020	2019
Deferred tax asset
Tax loss, credit and interest carryforwards	$259.2	$245.3
Goodwill and intangibles	12.0	—
Compensation and employee benefits	90.4	80.8
Accruals and other reserves	18.0	17.2
Research and development capitalization	19.4	6.5
Equity investment and other securities	33.4	28.3
Finance leases	20.0	19.1
Other	6.6	3.7
Total deferred tax assets	459.0	400.9
Less: valuation allowance	(208.1)	(178.3)
Total deferred tax assets, net of valuation allowance	250.9	222.6
Deferred tax liabilities
Goodwill and intangibles	—	(20.8)
Property, plant and equipment	(133.5)	(147.7)
Unremitted earnings	(7.1)	(6.0)
Long-term debt	(0.7)	(1.3)
Total deferred tax liabilities	(141.3)	(175.8)
Net deferred tax asset	$109.6	$46.8

Non-current assets	$223.6	$162.3
Non-current liability	(114.0)	(115.5)
Net deferred tax asset	$109.6	$46.8

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2020	2019
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$78.7	$61.9
Expire after 10 years or indefinite carryforward	115.8	120.7
Tax credit carryforwards
Expire within 10 years	1.6	1.9
Expire after 10 years or indefinite carryforward	17.3	24.4
Interest carryforwards
Expire within 10 years	2.9	1.2
Expire after 10 years or indefinite carryforward	42.9	35.2
Total tax loss, tax credit and interest carryforwards	$259.2	245.3
(1)Net of unrecognized tax benefits

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Utilization of our tax loss, tax credit and interest carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such annual limitations could result in the expiration of the tax loss, tax credit and interest carryforwards before their utilization.
Valuation allowance

	Year Ended December 31,
	2020	2019
Non-U.S.	$205.0	$175.8
U.S.	3.1	2.5
Total valuation allowance	$208.1	$178.3
Valuation allowances relate primarily to the tax loss and tax credit carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards from operations in Luxembourg and Netherlands, of $176.2 million and $151.5 million at December 31, 2020 and 2019, respectively. The U.S. valuation allowance relates to state net deferred tax assets.
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2020	2019	2018
Total gross unrecognized tax benefits at January 1	$45.3	$37.0	$17.2
Increases related to positions taken on items from prior years	50.9	3.9	3.4
Decreases related to positions taken on items from prior years	—	(1.0)	(1.8)
Increases related to positions taken in the current year	3.7	5.5	18.2
Settlement of uncertain tax positions with tax authorities	—	(0.1)	—
Decrease due to expiration of statues of limitations	(0.3)	—	—
Total gross unrecognized tax benefits at December 31	99.6	45.3	37.0
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	10.9	5.0	3.1
Total gross unrecognized tax benefits at December 31, including interest and penalties	$110.5	$50.3	$40.1

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$57.6	$31.7	$25.2
Interest and penalties included as components of the "Provision (benefit) for income taxes"	$5.9	$1.9	$1.9
(1)Accrued interest and penalties are included within the related tax liability line in the balance sheet.
The Company is subject to income tax in approximately 46 jurisdictions outside the U.S. The Company’s significant operations outside the U.S. are located in Belgium, Brazil, China, Germany, Mexico and Switzerland. The statute of limitations varies by jurisdiction with 2010 being the oldest tax year still open in the material jurisdictions. Certain of our German subsidiaries are under tax examination for calendar years 2010 to 2017. The Company is also under audit in other jurisdictions outside of Germany for tax years under responsibility of the predecessor, as well as tax periods under the Company's ownership. Pursuant to the acquisition agreement, all tax liabilities related to tax years prior to 2013 will be indemnified by DuPont. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods that could be material.
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority (“GTA”) indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company disagrees with the conclusions of the GTA based on the technical merits of our positions, after extensive discussions with the GTA and to avoid a potentially long and costly litigation process, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters and expects to reach a formal agreement in the coming months. As a result of these changes, the Company recorded a charge to income tax expense of $14.3 million. The Company is also currently under audit in Germany for tax years 2014-2017 and is prepared to vigorously defend itself on these matters.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The Company anticipates that it is reasonably possible it will settle up to $12.1 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2021 due to the conclusion of the 2010-2013 German income tax audit.
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

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Net income to common shareholders	$121.6	$249.0	$207.1
Basic weighted average shares outstanding	235.2	233.9	239.0
Diluted weighted average shares outstanding	236.0	235.8	242.9
Net income per common share:
Basic net income per share	$0.52	$1.06	$0.87
Diluted net income per share	$0.52	$1.06	$0.85
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2020, 2019 and 2018 were 2.7 million, 2.6 million and 2.6 million, respectively.
(13)    ACCOUNTS AND NOTES RECEIVABLE, NET
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

	Year Ended December 31,
	2020	2019
Accounts receivable—trade, net (1)	$738.3	$718.4
Notes receivable	30.3	24.7
Other	101.2	87.0
Total	$869.8	$830.1
(1)Allowance for doubtful accounts was $26.5 million and $16.0 million at December 31, 2020 and 2019, respectively.
Bad debt expense of $11.7 million, $5.5 million and $2.3 million was included within selling, general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
(14)    INVENTORIES

	Year Ended December 31,
	2020	2019
Finished products	$319.3	$327.4
Semi-finished products	92.2	109.9
Raw materials	127.2	133.7
Stores and supplies	21.2	20.6
Total	$559.9	$591.6
Inventory reserves were $17.0 million and $13.1 million at December 31, 2020 and 2019, respectively. The increase in our reserve at December 31, 2020, includes impacts from obsolescence due to a lower demand environment resulting from the COVID-19 pandemic.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(15)    PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2020	2019
Land				$81.5	$84.5
Buildings and improvements	5	-	25	545.1	541.6
Machinery and equipment	3	-	25	1,376.6	1,324.1
Software	5	-	7	119.9	128.3
Other	3	-	20	72.6	71.5
Construction in progress				122.2	81.9
Total				2,317.9	2,231.9
Accumulated depreciation				(1,123.4)	(1,008.9)
Property, plant and equipment, net				$1,194.5	$1,223.0
Depreciation amounted to $137.2 million, $169.9 million and $183.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We capitalized interest of $2.0 million, $2.0 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(16)    OTHER ASSETS

	Year Ended December 31,
	2020	2019
Available for sale securities	$1.7	$1.6
Deferred income taxes—non-current	223.6	162.3
Business incentive plan assets	165.4	191.2
Operating lease ROU assets	101.3	95.6
Other assets (1)	101.1	138.1
Total	$593.1	$588.8
(1)Includes other upfront incentives made in conjunction with long-term customer commitments of $66.1 million and $71.0 million at December 31, 2020 and 2019, respectively, which will be repaid in future periods.
(17)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2020	2019
Accounts Payable
Trade payables	$513.4	$442.0
Non-income taxes	26.1	20.5
Other	24.9	21.2
Total	$564.4	$483.7

Other Accrued Liabilities
Compensation and other employee-related costs	$204.2	$188.2
Restructuring—current	46.2	76.5
Discounts, rebates, and warranties	136.3	148.2
Operating lease liabilities	28.8	29.3
Income taxes payable	30.3	16.4
Other	116.5	86.7
Total	$562.3	$545.3

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(18)    BORROWINGS

	Year Ended December 31,
	2020	2019
2024 Dollar Term Loans	$2,063.2	$2,387.5
2024 Dollar Senior Notes	—	500.0
2024 Euro Senior Notes	—	375.2
2025 Euro Senior Notes	552.1	504.0
2027 Dollar Senior Notes	500.0	—
2029 Dollar Senior Notes	700.0	—
Short-term and other borrowings	118.0	109.0
Unamortized original issue discount	(6.3)	(10.5)
Unamortized deferred financing costs	(34.3)	(31.1)
Total borrowings, net	3,892.7	3,834.1
Less:
Short-term borrowings	29.9	19.6
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,838.5	$3,790.2
Senior Secured Credit Facilities, as amended
On June 1, 2017, Axalta Coating Systems Dutch Holdings B B.V. ("Dutch B B.V.") and its indirect 100% owned subsidiary, Axalta Coating Systems U.S. Holdings, Inc. ("Axalta US Holdings") executed the fifth amendment (the "Fifth Amendment") to the credit agreement (the "Credit Agreement") governing our Senior Secured Credit Facilities. The Fifth Amendment converted all of the outstanding 2023 Dollar Term Loans ($1,541.1 million) into a new upsized tranche of term loans with principal of $2,000.0 million (the "2024 Dollar Term Loans"). The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount.
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
On November 10, 2020, the Company entered into the Ninth Amendment to the Credit Agreement (the "Ninth Amendment"). The Ninth Amendment amended the Credit Agreement to, among other things, permit any entity that is a successor by merger, conversion, legal continuation, continuation to a foreign jurisdiction or otherwise to the Parent Borrower (as defined in the Credit Agreement), to assume the obligations of Parent Borrower under the Credit Agreement and certain related agreements under the Senior Secured Credit Facilities, subject to the terms and conditions of the Ninth Amendment as well as the Credit Agreement.
Interest is payable quarterly on the 2024 Dollar Term Loans.
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
We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2020, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
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
Under the Eighth Amendment, interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Adjusted Eurocurrency Rate and 0.50% for loans based on the Base Rate with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.25:1.00 but less than or equal to 2.25:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.25:1.00. At December 31, 2020, the financial covenant is not applicable as there were no borrowings.
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
On August 1, 2016, Dutch B B.V. and Axalta US Holdings executed the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment impacted the revolving credit facility under the Senior Secured Credit Facilities (the "Revolving Credit Facility") by (i) decreasing the applicable margins and (ii) amending the financial covenant applicable to the Revolving Credit Facility to be applicable only when greater than 30% (previously 25%) of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of the fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio (as defined by the Credit Agreement) at the end of the quarter is required to be greater than 5.50:1.00.
Under circumstances described in the Credit Agreement, we may increase available revolving or term facility borrowings by up to $700.0 million plus an additional amount subject to the Company not exceeding a maximum first lien leverage ratio described in the Credit Agreement.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2020 and December 31, 2019, letters of credit issued under the Revolving Credit Facility totaled $34.0 million and $38.8 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $366.0 million and $361.2 million at December 31, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Significant Transactions
During the year ended December 31, 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. As a result of the prepayment, we recorded a loss on extinguishment of debt of $2.7 million consisting of the write off of unamortized deferred financing costs and original issue discounts of $1.5 million and $1.2 million, respectively. Additionally, in connection with the Ninth Amendment discussed above, incurred $1.5 million in fees, of which $1.1 million was capitalized as deferred financing costs and $0.4 million was expensed.
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
Significant Terms of the Senior Notes
On August 16, 2016, Axalta Coating Systems, LLC ("U.S. Issuer"), issued $500.0 million in aggregate principal amount of 4.875% senior unsecured notes (the “2024 Dollar Senior Notes”) and €335.0 million in aggregate principal amount of 4.250% senior unsecured notes (the “2024 Euro Senior Notes”), each due August 2024 (collectively, the “2024 Senior Notes”). The 2024 Senior Notes were fully redeemed in November 2020, as described below.
On September 27, 2016, Dutch B B.V. ("the Dutch Issuer" and together with the U.S. Issuer, "the Issuers"), issued €450.0 million in aggregate principal amount of 3.750% Euro Senior Unsecured Notes due January 2025 (the “2025 Euro Senior Notes”).
The indenture governing the 2025 Euro Senior Notes contain covenants that restrict the ability of the Issuers and their subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuers, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.
On October 26, 2018, the Dutch Issuer and the new guarantors party thereto entered into a seventh supplemental indenture (the “October 2018 Supplemental Indenture”) to the 2025 Euro Senior Notes. The October 2018 Supplemental Indentures permit the Company and its subsidiaries to effect certain corporate transactions as part of a potential internal reorganization of certain of the Company's subsidiaries (the "Proposed Restructuring") and certain potential future reorganizations involving the Company. The October 2018 Supplemental Indentures amended the indenture in order to, among other things, (i) add the Company and certain wholly owned subsidiaries of the Company as guarantors of the applicable New Senior Notes, (ii) provide that (A) the covenants of the applicable Indenture generally apply to the Company and its restricted subsidiaries and (B) upon an election by the relevant Issuer at any time thereafter, a successor parent guarantor may be designated and, upon the effectiveness of the guarantee of such successor parent guarantor, the covenants of the indenture will generally apply to such successor parent guarantor and its restricted subsidiaries, (iii) otherwise amend the indenture in order to effect the Proposed Restructuring (as defined below) and (iv) update guarantee limitations for certain of the guarantors.
In connection with the October 2018 Supplemental Indentures above, the Company became the parent guarantor of the 2025 Euro Senior Notes. Additionally, we recorded a loss of $0.4 million comprised of fees directly associated with the indentures. No deferred financing costs or original issue discounts were written off as a result of the October 2018 Supplemental Indentures.
During June 2020, the Issuers issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2027 (the “2027 Dollar Senior Notes”).
The 2027 Dollar Senior Notes are fully and unconditionally guaranteed by the Company and each of the Company's existing restricted subsidiaries, subject to certain exceptions.
The indenture governing the 2027 Dollar Senior Notes contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
In November 2020, the Company issued $700.0 million in aggregate principal amount of 3.375% Senior Notes due 2029 (“2029 Dollar Senior Notes”, and together with the 2025 Euro Senior Notes and the 2027 Dollar Senior Notes, the "Senior Notes"). The net proceeds from the 2029 Dollar Senior Notes, together with cash on hand were used to redeem the $500.0 million aggregate principal amount of the 2024 Dollar Senior Notes and the €335.0 million aggregate principal amount of the 2024 Euro Senior Notes and pay related transaction costs and expenses (“November 2020 Restructuring”).
In connection with the November 2020 Restructuring, we recorded a $31.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2020. The loss was compromised of the redemption premium of $20.6 million, write off of unamortized deferred financing costs attributable to the 2024 Senior Notes of $9.8 million and other fees directly associated with the transaction of $1.0 million.
i) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and are due January 15, 2025. The 2025 Euro Senior Notes bear interest at 3.750% which is payable semi-annually on January 15th and July 15th. We have the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15th of the years indicated:

Period	2025 Euro Senior Notes Percentage
2021	101.875%
2022	100.938%
2023 and thereafter	100.000%
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
ii) 2027 Dollar Senior Notes
The 2027 Dollar Senior Notes were issued at par and are due June 15, 2027. We deferred debt issuance costs of $8.3 million, which are recorded as reductions to long-term borrowings in the consolidated balance sheets and amortized over the life of the issuance. The 2027 Dollar Senior Notes bear interest at 4.750%, which is payable semi-annually on June 15th and December 15th. We have the option to redeem all or part of the 2027 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, on or after June 15th of the years indicated:

Period	2027 Dollar Senior Notes Percentage
2023	102.375%
2024	101.188%
2025 and thereafter	100.000%
Notwithstanding the foregoing, at any time and from time to time prior to June 15, 2023, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2027 Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2027 Dollar Senior Notes) at a redemption price of 104.75% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2027 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2027 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The indebtedness under the 2027 Dollar Senior Notes is senior unsecured indebtedness of the Issuers, is senior in right of payment to all future subordinated indebtedness of the Issuers and guarantors, and is equal in right of payment to all existing and future senior indebtedness of the Issuers and guarantors. The 2027 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the Issuers and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
iii) 2029 Dollar Senior Notes
The 2029 Dollar Senior Notes were issued at par and are due February 15, 2029. The 2029 Dollar Senior Notes bear interest at 3.375% which is payable semi-annually on February 15th and August 15th. We have the option to redeem all or part of the 2029 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after February 15th of the years indicated:

Period	2029 Dollar Senior Notes Percentage
2024	101.688%
2025	100.844%
2026 and thereafter	100.000%
Notwithstanding the foregoing, at any time prior to February 15, 2024, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2029 Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2029 Dollar Senior Notes) at a redemption price of 103.375% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2029 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2029 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2029 Dollar Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities.
Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
The indebtedness issued through the 2029 Dollar Senior Notes is a senior unsecured obligation which is senior in right of payment to all future subordinated indebtedness of the Company and guarantors and is equal in right of payment to all existing and future senior indebtedness of the Company and guarantors. The 2029 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the Company and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2020.

2021	$54.2
2022	54.3
2023	27.2
2024	1,993.3
2025	555.4
Thereafter	1,248.9
Total borrowings	3,933.3
Unamortized original issue discount	(6.3)
Unamortized deferred financing costs	(34.3)
Total borrowings, net	$3,892.7

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2020 and December 31, 2019.

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$16.7	$—	$16.7	$—	$14.4	$—	$14.4
Other assets:
Cross-currency swaps (2)	—	—	—	—	—	8.0	—	8.0
Investments in equity securities	0.8	—	—	0.8	0.6	—	—	0.6
Liabilities
Other accrued liabilities:
Interest rate caps (1)	—	2.0	—	2.0	—	1.3	—	1.3
Interest rate swaps (1)	—	28.9	—	28.9	—	8.9	—	8.9
Other liabilities:
Interest rate caps (1)	—	—	—	—	—	1.2	—	1.2
Interest rate swaps (1)	—	31.1	—	31.1	—	20.5	—	20.5
Cross-currency swaps (2)	—	52.0	—	52.0	—	—	—	—
Long-term borrowings:
2024 Dollar Senior Notes	—	—	—	—	—	520.2	—	520.2
2024 Euro Senior Notes	—	—	—	—	—	388.2	—	388.2
2025 Euro Senior Notes	—	564.3	—	564.3	—	520.7	—	520.7
2027 Dollar Senior Notes	—	533.1	—	533.1	—	—	—	—
2029 Dollar Senior Notes	—	704.6	—	704.6	—	—	—	—
2024 Dollar Term Loans	—	2,043.0	—	2,043.0	—	2,396.5	—	2,396.5
(1)Cash flow hedge
(2)Net investment hedge
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
During the three months ended December 31, 2020, in connection with the issuance of the 2029 Dollar Senior Notes we entered into two fixed-for-fixed cross currency swaps with aggregate notional amounts totaling €335.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreements, the Company notionally exchanged $396.3 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.15%. The cross-currency swaps are designated as net investment hedges and expire on February 15, 2029. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
During the year ended December 31, 2020, we designated foreign currency forward contracts with a notional value of $8.3 million as cash flow hedges of the Company’s exposure to variability in exchange rates on forecasted purchases of inventory denominated in foreign currencies. These forward currency contracts are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to cost of goods sold in the same period or periods during which the hedged transactions affect earnings.
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in AOCI:

	December 31,
	2020	2019
AOCI:
Interest rate caps (cash flow hedges)	2.6	3.5
Interest rate swaps (cash flow hedges)	60.0	29.4
Foreign currency forward contracts (cash flow hedges)	0.3	—
Cross-currency swaps (net investment hedges)	35.2	(22.4)
Total AOCI	$98.1	$10.5
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the year ended December 31, 2020, 2019 and 2018 for these cash flow and net investment hedges.

		Year Ended December 31,
		2020		2019		2018
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of (Gain) Loss Recognized in Income
Interest rate caps	Interest expense, net	$1.2	$2.1	$6.2	$(0.7)	$(7.3)	$(1.9)
Interest rate swaps	Interest expense, net	49.4	18.8	27.5	1.3	4.3	1.3
Foreign currency forward contracts	Cost of goods sold	0.3	—	—	—	—	—
Cross-currency swaps	Interest expense, net	42.6	(15.0)	(31.9)	(14.7)	(37.1)	(9.4)
Over the next 12 months, we expect losses of $31.9 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense (income), net in the consolidated statement of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Year Ended December 31,
		2020	2019	2018
Foreign currency forward contracts	Other expense (income), net	$3.3	$2.8	$(7.9)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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

	Year Ended December 31,
	2020	2019	2018
Net sales (1):
Refinish	$1,449.0	$1,760.4	$1,759.6
Industrial	1,067.4	1,163.0	1,273.5
Total Net sales Performance Coatings	2,516.4	2,923.4	3,033.1
Light Vehicle	960.5	1,208.4	1,307.2
Commercial Vehicle	260.7	350.4	355.7
Total Net sales Transportation Coatings	1,221.2	1,558.8	1,662.9
Total Net sales	$3,737.6	$4,482.2	$4,696.0

	December 31, 2020	December 31, 2019	December 31, 2018
Investment in unconsolidated affiliates:
Performance Coatings	$2.0	$2.4	$2.7
Transportation Coatings	8.7	12.7	12.7
Total	$10.7	$15.1	$15.4
(1)The Company has no intercompany sales between segments.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Segment Adjusted EBIT (1):
Performance Coatings	$344.3	$449.1	$399.5
Transportation Coatings	82.9	137.4	134.9
Total (2)	427.2	586.5	534.4
Interest expense, net	149.9	162.6	159.6
Debt extinguishment and refinancing related costs (a)	34.4	0.2	9.5
Termination benefits and other employee related costs (b)	74.9	35.2	81.7
Strategic review and retention costs (c)	30.7	13.4	—
Offering and transactional costs (d)	0.3	1.0	1.0
Divestiture and impairment charges (e)	5.7	21.1	—
Pension special events (f)	(0.4)	(0.9)	—
Accelerated depreciation (g)	9.2	24.3	10.3
Indemnity loss (income) (h)	0.3	(0.4)	4.3
Change in fair value of equity investments (i)	—	—	0.5
Income before income taxes	$122.2	$330.0	$267.5

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives, which include recent incremental restructuring actions. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees which will be earned over a period of 18-24 months, ending September 2021. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents expenses and associated changes to estimates related to the sale of our joint venture business during 2019 and other impairments, which are not considered indicative of our ongoing performance.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, settlements and special termination benefits, which we do not consider indicative of our ongoing operating performance.

(g)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents indemnity loss (income) associated with the acquisition by Axalta of the DuPont Performance Coatings business, which we do not consider indicative of our ongoing operating performance.

(i)	Represents mark to market impacts of our equity investments, which we do not consider to be indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2020	2019	2018
North America	$1,480.5	$1,795.1	$1,787.0
EMEA	1,375.7	1,577.2	1,677.5
Asia Pacific	546.3	653.5	759.6
Latin America (1)	335.1	456.4	471.9
Total (2)	$3,737.6	$4,482.2	$4,696.0
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2020	2019
North America	$485.5	$480.8
EMEA	406.4	403.1
Asia Pacific	202.6	209.2
Latin America (1)	100.0	129.9
Total (3)	$1,194.5	$1,223.0
(1)Includes Mexico
(2)Net Sales are attributed to countries based on location of the customer. Sales to external customers in China represented approximately 9%, 9% and 11% of the total for the years ended December 31, 2020, 2019 and 2018, respectively. Sales to external customers in Germany represented approximately 8% of the total for the years ended December 31, 2020, 2019 and 2018, respectively. Mexico represented 5%, 6%, and 6% of the total for the years ended December 31, 2020, 2019 and 2018, respectively. Canada, which is included in the North America region, represents approximately 4% of total net sales for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $243.3 million and $233.6 million in the years ended December 31, 2020 and 2019, respectively. China long-lived assets amounted to $167.3 million and $171.0 million in the years ended December 31, 2020 and 2019, respectively. Brazil long-lived assets amounted to approximately $36.2 million and $51.9 million in the years ended December 31, 2020 and 2019, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $21.7 million and $25.0 million in the years ended December 31, 2020 and 2019, respectively.
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2019	$(297.0)	$(69.9)	$—	$(28.6)	$(395.5)
Current year deferrals to AOCI	15.0	(20.5)	—	(43.4)	(48.9)
Reclassifications from AOCI to Net income	—	1.7	—	17.9	19.6
Net Change	$15.0	$(18.8)	$—	$(25.5)	$(29.3)
Balance, December 31, 2020	$(282.0)	$(88.7)	$—	$(54.1)	$(424.8)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2020 was $33.5 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at December 31, 2020 was $8.8 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(299.4)	$(36.4)	$—	$(0.3)	$(336.1)
Current year deferrals to AOCI	(0.2)	(33.2)	—	(28.8)	(62.2)
Reclassifications from AOCI to Net income	2.6	(0.3)	—	0.5	2.8
Net Change	$2.4	$(33.5)	$—	$(28.3)	$(59.4)
Balance, December 31, 2019	$(297.0)	$(69.9)	$—	$(28.6)	$(395.5)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2019 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at December 31, 2019 was $4.3 million.

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(208.8)	$(31.4)	$0.8	$(1.6)	$(241.0)
Cumulative effect of an accounting change	—	—	(0.8)	—	(0.8)
Balance, January 1, 2018	(208.8)	(31.4)	—	(1.6)	(241.8)
Current year deferrals to AOCI	(90.6)	(5.8)	—	1.7	(94.7)
Reclassifications from AOCI to Net income	—	0.8	—	(0.4)	0.4
Net Change	$(90.6)	$(5.0)	$—	$1.3	$(94.3)
Balance, December 31, 2018	$(299.4)	$(36.4)	$—	$(0.3)	$(336.1)
The cumulative income tax benefit related to pension plan adjustments at December 31, 2018 was $14.4 million. The cumulative income tax expense related to the adjustments for unrealized loss on derivatives at December 31, 2018 was $0.5 million.
(22)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019, respectively (in millions, except per share data):

2020	March 31	June 30	September 30	December 31	Full Year
Net sales	$983.5	$652.7	$1,026.9	$1,074.5	$3,737.6
Cost of goods sold	646.8	499.2	634.1	677.8	2,457.9
Income (loss) from operations	65.1	(64.5)	141.7	163.2	305.5
Net income (loss)	52.4	(83.2)	82.5	70.3	122.0
Net income (loss) attributable to controlling interests	52.2	(82.8)	82.5	69.7	121.6
Basic net income (loss) per share	$0.22	$(0.35)	$0.35	$0.30	$0.52
Diluted net income (loss) per share	$0.22	$(0.35)	$0.35	$0.30	$0.52

2019	March 31	June 30	September 30	December 31	Full Year
Net sales	$1,119.3	$1,157.5	$1,107.0	$1,098.4	$4,482.2
Cost of goods sold	751.3	748.4	707.4	710.8	2,917.9
Income from operations	98.6	157.9	123.0	108.7	488.2
Net income	44.1	99.9	66.4	42.2	252.6
Net income attributable to controlling interests	43.4	98.4	65.5	41.7	249.0
Basic net income per share	$0.19	$0.42	$0.28	$0.18	$1.06
Diluted net income per share	$0.18	$0.42	$0.28	$0.18	$1.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta’s definitive Proxy Statement for the 2021 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors", and "Delinquent Section 16(a) Reports", respectively and is incorporated herein by reference.
The executive officers of the Company are appointed by the Board of Directors. The information required by this item is set forth below.
The following table provides information regarding our executive officers:

Name	Age*	Position
Robert W. Bryant	52	Chief Executive Officer and President
Sean M. Lannon	42	Senior Vice President and Chief Financial Officer
Brian A. Berube	58	Senior Vice President, General Counsel and Corporate Secretary
Troy D. Weaver	49	Senior Vice President, Global Refinish
Hadi H. Awada	42	Senior Vice President, Global Transportation Coatings
Shelley J. Bausch	55	Senior Vice President, Global Industrial Coatings
*As of February 18, 2021
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
Brian A. Berube
Mr. Berube has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2019. Previously, Mr. Berube was Senior Vice President and General Counsel of Cabot Corporation, a position he held from March 2003 until June 2019. Prior to this appointment, Mr. Berube held various roles at Cabot, which he joined in 1994. Prior to joining Cabot, Mr. Berube was a corporate attorney at Choate, Hall & Stewart, a Boston law firm, and a law clerk with the New Hampshire Supreme Court. He earned his B.A. in Political Science from the College of the Holy Cross and a J.D. from Boston College Law School.

Troy D. Weaver
Mr. Weaver has served as our Senior Vice President, Global Refinish since October 2020. Prior to that, Mr. Weaver served as our Vice President, Global Refinish from August 2019 until October 2020 and, as our Vice President, North America Refinish from January 2017 until August 2019 where he was responsible for Axalta's high performing Refinish Business in the USA & Canada. Mr. Weaver also led Axalta's initiative to secure and grow market share with multiple location collision shop operators, mega-dealers, and nationally recognized collision shop networks. Mr. Weaver began his career at DuPont Performance Coatings in 1992. He has held various Sales and Marketing leadership roles. He is also a two-time recipient of DuPont's Prestigious Marketing Excellence Award, first in 2007 and again in 2010. Mr. Weaver is active in the industry and has served as Chairman of the Board of CIECA (Collision Industry Electronic Commerce Association).
Hadi H. Awada
Mr. Awada has served as our Senior Vice President, Global Transportation Coatings since October 2020. Previously, Mr. Awada was President, Faurecia Clean Mobility – North America, where he also served as a member of Faurecia’s North American Board of Management and President, Faurecia Clean Mobility – Asia Pacific, serving on multiple boards with joint venture partners. In those roles, Mr. Awada ran a multibillion-dollar business and led efforts to develop and deploy an operational turnaround and transform the product line to focus on new technologies for customers seeking sustainability and innovation. Previously at Faurecia, he worked in Europe where he led sales and programs for many international customers. He also spent four years in Asia as the Vice President for light vehicle customer business units, product line, marketing and communications. Mr. Awada started his career after earning his B.A. from the University of Toledo, serving the Ford Motor Company in various roles within the Ford customer service division.
Shelley J. Bausch
Ms. Bausch has served as our Senior Vice President, Global Industrial Coatings since January 2021. Previously, Ms. Bausch led the Asia Pacific region and the Fluid Technologies business unit for the Carlisle Companies Inc., a manufacturer of engineered products used in roofing, architectural metal, aerospace, medical technologies, industrial, transportation, refinish, and agriculture, mining and construction equipment markets. Before Carlisle, she led the Industrial Coatings business for PPG from 2014 to 2017 and, before that, spent 25 years at Dow Corning Corporation in a variety of senior management and commercial roles. Ms. Bausch serves on the board of directors of the Kraton Corporation. She earned a B.S. in Business Administration, summa cum laude, from Alma College and an M.B.A. from the University of Michigan – Flint.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2020 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2020, 2019 and 2018 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2020	$16.0	11.7	(1.2)	$26.5
2019	$15.4	5.5	(4.9)	$16.0
2018	$15.9	2.3	(2.8)	$15.4
(1)Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2020	$178.3	30.0	(0.2)	$208.1
2019	$159.0	44.9	(25.6)	$178.3
2018	$214.2	11.9	(67.1)	$159.0
(1)Additions and deductions include charges to foreign currency translation impact.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Indenture, dated as of August 16, 2016, by and among Axalta Coating Systems, LLC, as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as euro notes registrar, and Citibank N.A., London Branch, as euro notes paying agent and euro notes authenticating agent (including form of Dollar Note and form of Euro Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 17, 2016)

4.3*
Indenture, dated as of September 27, 2016, by and among Axalta Coating Systems Dutch Holding B B.V., as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

4.5*
Seventh Supplemental Indenture, dated as of October 26, 2018, by and among Axalta Coating Systems Dutch Holding B B.V., as issuer, the new guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of September 27, 2016, by and among the Axalta Coating Systems Dutch Holding B B.V., as issuer, the guarantors party thereto, Wilmington Trust National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

4.6*
Description of the Axalta Coating Systems Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 19, 2020)

4.7*
Indenture, dated as of June 15, 2020, by and among Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B.B.V., as issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on June 15, 2020)

4.8*
Indenture, dated as of November 24, 2020, by and among Axalta Coating Systems, LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 24, 2020)

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Amendment No. 1 Agreement to the Credit Agreement, dated as of May 24, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.), as Dutch borrower, Axalta Coating Systems U.S. Holdings, Inc., as U.S. borrower, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.4*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.5*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.6*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.7*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.8*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.9*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11*
Subsidiary Guaranty, dated as of February 1, 2013, among the guarantors named therein, the additional guarantors referred to therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Holdings Guaranty, dated as of February 1, 2013, between Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.) and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.43*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.44*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.45*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Form of Restricted Stock Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.48*
Form of Restricted Stock Unit Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.49*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.50*
Form of Restricted Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.51*
Form of Restricted Stock Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.52*
Form of Performance Stock Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.53*
Form of Performance Share Unit Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.54*
Axalta Coating Systems LLC Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.60 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.55*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.56*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on May 6, 2015)

10.59*
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.60*
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.61*
Form of Restricted Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.62*
Form of Restricted Stock Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.63*
Form of Performance Stock Agreement for U.S. Employees (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.64*
Form of Performance Share Agreement for U.S. Employees (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.65*
Form of Stock Option Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.66*
Form of Restricted Stock Unit Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.67*
Form of Performance Share Agreement for non-U.S. Employees (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.68*
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.69*
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on May 3, 2018)

10.70*
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on July 26, 2018)

10.75*
Form of Performance Share Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2019)

10.76*
Form of Performance Share Unit Agreement for Non - U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2019)

10.77*
Amendment No. 8 to the Credit Agreement, dated as of June 28, 2019, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 28, 2019)

10.78*	Form of Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on September 12, 2019)

10.79*
Form of Letter Agreement with Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on May 6, 2020)

10.80
Amendment No. 9 to the Credit Agreement, dated as of November 10, 2020, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto.

10.81*
Separation and Release Agreement with Steve Markevich (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on October 26, 2020)

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 18, 2021.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Robert W. Bryant	Chief Executive Officer and President	February 18, 2021
Robert W. Bryant	(Principal Executive Officer)

/s/ Sean M. Lannon	Senior Vice President and Chief Financial Officer	February 18, 2021
Sean M. Lannon	(Principal Financial Officer)

/s/ Anthony Massey	Vice President and Global Controller	February 18, 2021
Anthony Massey	(Principal Accounting Officer)

/s/ Mark Garrett	Chairman of the Board and Director	February 18, 2021
Mark Garrett

/s/ Steven M. Chapman	Director	February 18, 2021
Steven M. Chapman

/s/ William M. Cook	Director	February 18, 2021
William M. Cook

/s/ Deborah J. Kissire	Director	February 18, 2021
Deborah J. Kissire

/s/ Elizabeth C. Lempres	Director	February 18, 2021
Elizabeth C. Lempres

/s/ Robert M. McLaughlin	Director	February 18, 2021
Robert M. McLaughlin

/s/ Rakesh Sachdev	Director	February 18, 2021
Rakesh Sachdev

/s/ Samuel L. Smolik	Director	February 18, 2021
Samuel L. Smolik