Form 10-Q
period 2021-03-31
Axalta Coating Systems Ltd.
filed 2021-04-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 20, 2021, there were 232,947,186 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,063.6	$983.5
Cost of goods sold	684.5	646.8
Selling, general and administrative expenses	179.1	195.4
Other operating charges	102.8	31.6
Research and development expenses	15.6	16.6
Amortization of acquired intangibles	29.0	28.0
Income from operations	52.6	65.1
Interest expense, net	33.5	36.5
Other (income) expense, net	(0.4)	0.8
Income before income taxes	19.5	27.8
Provision (benefit) for income taxes	3.8	(24.6)
Net income	15.7	52.4
Less: Net income attributable to noncontrolling interests	0.5	0.2
Net income attributable to controlling interests	$15.2	$52.2
Basic net income per share	$0.06	$0.22
Diluted net income per share	$0.06	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income	$15.7	$52.4
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(37.6)	(86.5)
Unrealized gain (loss) on derivatives	9.2	(40.7)
Unrealized gain (loss) on pension and other benefit plan obligations	1.2	(0.2)
Other comprehensive loss, before tax	(27.2)	(127.4)
Income tax provision (benefit) related to items of other comprehensive loss	1.8	(5.8)
Other comprehensive loss, net of tax	(29.0)	(121.6)
Comprehensive loss	(13.3)	(69.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(3.0)
Comprehensive loss attributable to controlling interests	$(13.6)	$(66.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,266.9	$1,360.9
Restricted cash	2.9	3.1
Accounts and notes receivable, net	902.3	869.8
Inventories	582.2	559.9
Prepaid expenses and other current assets	136.5	132.2
Total current assets	2,890.8	2,925.9
Property, plant and equipment, net	1,163.6	1,194.5
Goodwill	1,257.2	1,294.9
Identifiable intangibles, net	1,098.4	1,148.8
Other assets	610.8	593.1
Total assets	$7,020.8	$7,157.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$565.0	$564.4
Current portion of borrowings	49.9	54.2
Other accrued liabilities	575.2	562.3
Total current liabilities	1,190.1	1,180.9
Long-term borrowings	3,810.1	3,838.5
Accrued pensions	294.2	309.9
Deferred income taxes	108.2	114.0
Other liabilities	212.4	234.1
Total liabilities	5,615.0	5,677.4
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 251.2 and 250.9 shares issued at March 31, 2021 and December 31, 2020, respectively	251.2	250.9
Capital in excess of par	1,490.5	1,487.1
Retained earnings	578.5	563.3
Treasury shares, at cost, 18.4 and 16.1 shares at March 31, 2021 and December 31, 2020, respectively	(507.2)	(443.5)
Accumulated other comprehensive loss	(453.6)	(424.8)
Total Axalta shareholders’ equity	1,359.4	1,433.0
Noncontrolling interests	46.4	46.8
Total shareholders’ equity	1,405.8	1,479.8
Total liabilities and shareholders’ equity	$7,020.8	$7,157.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive loss:
Net income	—	—	—	15.2	—	—	0.5	15.7
Net realized and unrealized gain on derivatives, net of tax of $1.3 million	—	—	—	—	—	7.9	—	7.9
Long-term employee benefit plans, net of tax $0.5 million	—	—	—	—	—	0.7	—	0.7
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.2)	(37.6)
Total comprehensive loss	—	—	—	15.2	—	(28.8)	0.3	(13.3)
Recognition of stock-based compensation	—	—	3.6	—	—	—	—	3.6
Shares issued under compensation plans	0.3	0.3	(0.2)	—	—	—	—	0.1
Common stock purchases	(2.3)	—	—	—	(63.7)	—	—	(63.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2021	232.8	$251.2	$1,490.5	$578.5	$(507.2)	$(453.6)	$46.4	$1,405.8

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive loss:
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive loss	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Changes in ownership of noncontrolling interests	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	$250.4	$1,478.1	$493.9	$(417.5)	$(513.9)	$49.8	$1,340.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$15.7	$52.4
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76.4	86.6
Amortization of deferred financing costs and original issue discount	2.2	2.2
Debt extinguishment and refinancing related costs	—	2.4
Deferred income taxes	(18.3)	(45.7)
Realized and unrealized foreign exchange losses, net	8.6	3.7
Stock-based compensation	3.6	5.1
Divestiture and impairment charges	—	0.5
Interest income on swaps designated as net investment hedges	(3.5)	(3.7)
Other non-cash, net	1.4	(1.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(52.6)	5.4
Inventories	(36.2)	(27.1)
Prepaid expenses and other assets	(18.0)	(38.2)
Accounts payable	33.4	29.0
Other accrued liabilities	30.7	(73.3)
Other liabilities	(3.8)	1.8
Cash provided by (used for) operating activities	39.6	(0.8)
Investing activities:
Purchase of property, plant and equipment	(31.8)	(22.7)
Interest proceeds on swaps designated as net investment hedges	3.5	3.7
Other investing activities, net	0.5	0.4
Cash used for investing activities	(27.8)	(18.6)
Financing activities:
Payments on short-term borrowings	(20.0)	(10.6)
Payments on long-term borrowings	(6.7)	(307.2)
Financing-related costs	(1.5)	—
Purchases of common stock	(63.7)	—
Net cash flows associated with stock-based awards	0.1	(1.1)
Purchase of noncontrolling interests	—	(1.6)
Other financing activities, net	(0.7)	(0.8)
Cash used for financing activities	(92.5)	(321.3)
Decrease in cash	(80.7)	(340.7)
Effect of exchange rate changes on cash	(13.5)	(19.8)
Cash at beginning of period	1,364.0	1,020.5
Cash at end of period	$1,269.8	$660.0

Cash at end of period reconciliation:
Cash and cash equivalents	$1,266.9	$657.2
Restricted cash	2.9	2.8
Cash at end of period	$1,269.8	$660.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2021 and December 31, 2020, the results of operations, comprehensive loss, changes in shareholders' equity and cash flows for the three months ended March 31, 2021 and 2020. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies
Recently Adopted Accounting Guidance
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting.      In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified the scope and application of the original guidance. As of March 31, 2021, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
In December 2020, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and updating provisions related to accounting for franchise (or similar) tax partially based on income and interim recognition of enactment of tax law changes. The adoption of this standard did not have a material impact on our financial statements.
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at March 31, 2021 and December 31, 2020 were $38.1 million and $37.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At March 31, 2021 and December 31, 2020, the total carrying value of BIPs were $161.0 million and $165.4 million, respectively, and are presented within other assets on the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, $15.3 million, and $16.9 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $74.2 million and $79.8 million at March 31, 2021 and December 31, 2020, respectively, which will be repaid in future periods.
See Note 16 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2020 to March 31, 2021 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2020	$1,211.3	$83.6	$1,294.9
Foreign currency translation	(35.2)	(2.5)	(37.7)
Balance at March 31, 2021	$1,176.1	$81.1	$1,257.2
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$552.5	$(387.5)	$165.0	10.4
Trademarks—indefinite-lived	274.1	—	274.1	Indefinite
Trademarks—definite-lived	101.6	(38.3)	63.3	16.0
Customer relationships	928.3	(335.8)	592.5	19.0
Other	15.3	(11.8)	3.5	5.0
Total	$1,871.8	$(773.4)	$1,098.4

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$564.8	$(383.6)	$181.2	10.4
Trademarks—indefinite-lived	282.9	—	282.9	Indefinite
Trademarks—definite-lived	103.6	(37.5)	66.1	16.0
Customer relationships	943.6	(329.3)	614.3	19.0
Other	15.3	(11.0)	4.3	5.0
Total	$1,910.2	$(761.4)	$1,148.8

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2021 and each of the succeeding five years is:

Remainder of 2021	$85.6
2022	112.1
2023	71.8
2024	66.8
2025	66.2
2026	65.6
(4)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three months ended March 31, 2021 and 2020, we incurred costs for termination benefits of $4.5 million, and $18.5 million, respectively. These amounts are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses from December 31, 2020 to March 31, 2021:

2021 Activity
Balance at December 31, 2020	$55.8
Expenses, net of changes to estimates	4.5
Payments made	(19.2)
Foreign currency translation	(1.5)
Balance at March 31, 2021	$39.6
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At March 31, 2021 and December 31, 2020, we had outstanding bank guarantees of $8.2 million and $8.5 million, respectively. A portion of our bank guarantees expire between 2021 and 2026, while others do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. During the three months ended March 31, 2020, we incurred a $1.0 million charge related to our outstanding bank guarantees. We did not have any liabilities related to our outstanding bank guarantees recorded at March 31, 2021 and December 31, 2020.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third party products. The matter occurred over a discrete period during the fourth quarter of 2020.
When we filed, and as disclosed in, our Annual Report on Form 10-K for the year ended December 31, 2020, we estimated that it was reasonably possible that losses associated with the matter could have been up to $250 million. Based on further developments since the filing of our Annual Report on Form 10-K, we have concluded that losses from this matter are probable and, therefore, recorded a charge of $94.4 million for such probable losses during the three months ended March 31, 2021. The recorded probable losses are an estimate and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products.
Based on the information currently available surrounding the full scope and associated responsibilities among relevant parties, we believe it is reasonably possible that we could incur losses in addition to the recorded probable losses of up to $65 million. We maintain insurance, with significant policy limits, that could provide coverage for the liabilities or other

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

losses that may arise from this matter. We have submitted an insurance claim, and discussions with our insurers are ongoing. No agreement or resolution has been reached.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.8	$1.8
Interest cost	2.0	2.3
Expected return on plan assets	(3.4)	(3.2)
Amortization of actuarial loss, net	1.2	1.0
Plan curtailments	—	(1.2)
Net periodic benefit cost	$1.6	$0.7
All non-service components of net periodic benefit cost are recorded in other (income) expense, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2021 and 2020, we recognized expenses of $3.6 million and $5.1 million, respectively, in stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

2021 Activity
A summary of award activity by type for the three months ended March 31, 2021 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	2.5	$27.34
Granted	—	$—
Exercised	(0.1)	$22.76
Forfeited / Expired (1)	—	$29.88
Outstanding at March 31, 2021	2.4	$27.40
Vested and expected to vest at March 31, 2021	2.4	$27.40	$7.1	4.17
Exercisable at March 31, 2021	2.2	$27.46	$6.5	3.80
(1)    Activity during the three months ended March 31, 2021 rounds to zero.
Cash received by the Company upon exercise of options for the three months ended March 31, 2021 was $1.3 million. No excess tax benefits or shortfall expenses were recorded related to these exercises.
At March 31, 2021, there was $0.4 million of unrecognized expense relating to unvested stock options that is expected to be amortized over the weighted average period of 0.9 year.

Restricted Stock Awards and Restricted Stock Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	1.0	$28.84
Granted	0.5	$28.54
Vested	(0.4)	$28.84
Forfeited (2)	—	$29.35
Outstanding at March 31, 2021	1.1	$28.69
(1)    As of March 31, 2021, there are no restricted stock awards outstanding and only restricted stock units remain.
(2)    Activity during the three months ended March 31, 2021 rounds to zero.
Tax shortfall expenses on the vesting of restricted stock awards and restricted stock units during the three months ended March 31, 2021 was $0.1 million.
At March 31, 2021, there was $22.2 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.8 years.

Performance Stock Awards and Performance Share Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	0.5	$31.07
Granted	0.4	$29.53
Vested	—	$—
Forfeited	(0.1)	$32.93
Outstanding at March 31, 2021	0.8	$30.21
(1)    As of March 31, 2021, there are no performance stock awards outstanding and only performance share units remain.
Our performance stock awards and performance share units allow for participants to vest in more or less than the targeted number of shares granted. All of our performance awards are currently performing below the applicable targets. We currently expect a total of 0.6 million shares with a weighted average fair value per share of $29.91 to vest. At March 31, 2021, there is $13.5 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.6 years. The forfeitures include performance stock awards and performance share units that vested below threshold payout.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(8)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended March 31,
	2021	2020
Foreign exchange losses, net	$1.8	$2.3
Debt extinguishment and refinancing related costs	—	2.4
Other miscellaneous income, net	(2.2)	(3.9)
Total	$(0.4)	$0.8
(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Effective Tax Rate	19.5%	(88.5)%
The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the three months ended March 31, 2020 and are discussed below.
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
The Company anticipates that it is reasonably possible it will settle up to $11.8 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2021 due to the conclusion of the 2010-2013 German income tax audit.

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

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Net income to common shareholders	$15.2	$52.2
Basic weighted average shares outstanding	233.9	234.9
Diluted weighted average shares outstanding	234.7	235.9
Net income per common share:
Basic net income per share	$0.06	$0.22
Diluted net income per share	$0.06	$0.22
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2021 and 2020 were 1.5 million and 2.6 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in market or regulatory matters, and changes in customer payment terms, including the ongoing impacts from COVID-19.

	March 31, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$778.4	$738.3
Notes receivable	22.1	30.3
Other	101.8	101.2
Total	$902.3	$869.8
(1)    Allowance for doubtful accounts was $25.2 million and $26.5 million at March 31, 2021 and December 31, 2020, respectively.
Bad debt expense of $0.7 million, and $3.4 million was included within selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.
(12)    INVENTORIES

	March 31, 2021	December 31, 2020
Finished products	$324.5	$319.3
Semi-finished products	97.1	92.2
Raw materials	138.6	127.2
Stores and supplies	22.0	21.2
Total	$582.2	$559.9
Inventory reserves were $14.9 million and $17.0 million at March 31, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2021	December 31, 2020
Property, plant and equipment	$2,290.0	$2,317.9
Accumulated depreciation	(1,126.4)	(1,123.4)
Property, plant, and equipment, net	$1,163.6	$1,194.5
Depreciation expense amounted to $31.9 million, and $41.6 million for the three months ended March 31, 2021 and 2020, respectively.
(14)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2021	December 31, 2020
2024 Dollar Term Loans	$2,057.1	$2,063.2
2025 Euro Senior Notes	528.6	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	112.9	118.0
Unamortized original issue discount	(6.0)	(6.3)
Unamortized deferred financing costs	(32.6)	(34.3)
Total borrowings, net	3,860.0	3,892.7
Less:
Short-term borrowings	25.6	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,810.1	$3,838.5
Revolving Credit Facility
At March 31, 2021 and December 31, 2020, letters of credit issued under the Revolving Credit Facility totaled $34.0 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $366.0 million at March 31, 2021 and December 31, 2020.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2021.

Remainder of 2021	$42.4
2022	54.4
2023	27.3
2024	1,993.3
2025	531.9
Thereafter	1,249.3
Total borrowings	3,898.6
Unamortized original issue discount	(6.0)
Unamortized deferred financing costs	(32.6)
Total borrowings, net	$3,860.0
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
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2021 and December 31, 2020.

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$18.5	$—	$18.5	$—	$16.7	$—	$16.7
Other assets:
Investments in equity securities	0.7	—	—	0.7	0.8	—	—	0.8
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	1.5	—	1.5	—	2.0	—	2.0
Interest rate swaps (1)	—	28.7	—	28.7	—	28.9	—	28.9
Foreign currency forward contracts (1)	—	0.1	—	0.1	—	—	—	—
Other liabilities:
Interest rate swaps (1)	—	22.8	—	22.8	—	31.1	—	31.1
Cross-currency swaps (2)	—	28.9	—	28.9	—	52.0	—	52.0
Long-term borrowings:
2024 Dollar Term Loans	—	2,057.0	—	2,057.0	—	2,043.0	—	2,043.0
2025 Euro Senior Notes	—	539.3	—	539.3	—	564.3	—	564.3
2027 Dollar Senior Notes	—	519.2	—	519.2	—	533.1	—	533.1
2029 Dollar Senior Notes	—	681.7	—	681.7	—	704.6	—	704.6
(1)    Cash flow hedge
(2)    Net investment hedge

Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive loss ("AOCI"):

	March 31, 2021	December 31, 2020
AOCI:
Interest rate caps (cash flow hedges)	$2.0	$2.6
Interest rate swaps (cash flow hedges)	51.5	60.0
Foreign currency forward contracts (cash flow hedges)	0.2	0.3
Cross-currency swaps (net investment hedges)	10.4	35.2
Total AOCI	$64.1	$98.1
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following tables set forth the locations and amounts recognized during the three months ended March 31, 2021 and 2020 for these cash flow and net investment hedges.

		For the Three Months Ended March 31,
		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$0.6	$1.1	$0.3
Interest rate swaps	Interest expense, net	(1.5)	7.0	41.5	1.6
Foreign currency forward contracts	Cost of goods sold	(0.1)	—	—	—
Cross-currency swaps	Interest expense, net	(29.6)	(4.8)	(22.5)	(3.7)
Over the next 12 months, we expect losses of $31.0 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
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

Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivatives	Three Months Ended March 31,
		2021	2020
Foreign currency forward contracts	Other (income) expense, net	$(6.8)	$(1.7)
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
We have two operating segments, which are also our reportable segments: Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed during the three months ended March 31, 2021 with no changes to the underlying business or segment structure. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Through our Mobility Coatings segment, we provide advanced coating technologies to OEMs of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.

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

	Three Months Ended March 31,
	2021	2020
Net sales (1):
Refinish	$399.0	$367.8
Industrial	308.3	279.9
Total Net sales Performance Coatings	707.3	647.7
Light Vehicle	278.9	260.1
Commercial Vehicle	77.4	75.7
Total Net sales Mobility Coatings	356.3	335.8
Total Net sales	$1,063.6	$983.5

	March 31, 2021	December 31, 2020
Investment in unconsolidated affiliates:
Performance Coatings	$2.0	$2.0
Mobility Coatings	8.3	8.7
Total	$10.3	$10.7
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBIT (1):
Performance Coatings	$117.2	$79.4
Mobility Coatings	39.2	25.8
Total (2)	156.4	105.2
Interest expense, net	33.5	36.5
Debt extinguishment and refinancing related costs (a)	—	2.4
Termination benefits and other employee related costs (b)	2.8	19.5
Strategic review and retention costs (c)	5.4	11.5
Offering and transactional costs (d)	0.2	0.1
Impairment charges(e)	—	0.5
Pension special events (f)	—	(1.2)
Accelerated depreciation (g)	0.6	8.1
Operational matter (h)	94.4	—
Income before income taxes	$19.5	$27.8

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees which will be earned over a period of 18-24 months, ending September 2021. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents impairment charges, which are not considered indicative of our ongoing performance.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, settlements and special termination benefits, which we do not consider indicative of our ongoing operating performance.

(g)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents expenses and probable liabilities associated with the operational matter in the Mobility Coatings segment discussed further in Note 5, which is not indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

(17)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(282.0)	$(88.7)	$(54.1)	$(424.8)
Current year deferrals to AOCI	(37.4)	—	1.3	(36.1)
Reclassifications from AOCI to Net income	—	0.7	6.6	7.3
Net Change	(37.4)	0.7	7.9	(28.8)
Balance at March 31, 2021	$(319.4)	$(88.0)	$(46.2)	$(453.6)
The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2021 was $33.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2021 was $7.5 million.

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
Included within the reclassification from AOCI to Net Income for the three months ended March 31, 2020 was $1.2 million of curtailment gains. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2020 was $26.8 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2020 was $10.3 million.
(18)    SUBSEQUENT EVENTS
Share repurchase program
In April 2021, our Board of Directors authorized an increase in our common share repurchase program of $625.0 million, bringing the size of the program, initially announced in March 2017, to a total of $1.3 billion, of which we have already repurchased approximately $500.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 46 manufacturing facilities, four technology centers, 52 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
We operate our business in two operating segments, Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed during the three months ended March 31, 2021 with no changes to the underlying business or segment structure. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Through our Mobility Coatings segment, we provide advanced coating technologies to original equipment manufacturers ("OEMs") of light and commercial vehicles. These increasingly global customers require a high level of technical support coupled with cost-effective, environmentally responsible, coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 8.1%, including a 3.2% benefit from foreign currency translation, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increased sales were primarily driven by higher volumes of 4.6% as a result of demand recovery from the impacts of COVID-19 as well as slightly higher average selling price and product mix of 0.3%. The following trends have impacted our segment and end-market net sales performance:
•Performance Coatings: Net sales increased 9.2%, including a 4.2% benefit from foreign currency translation, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increased sales were primarily driven by higher volumes of 6.2% as a result of demand recovery from the impacts of COVID-19, partially offset by a 1.2% decrease in average selling prices and product mix. The favorable foreign currency translation is driven primarily by fluctuations of the Euro compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 6.1%, including a 1.5% benefit from foreign currency translation, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increased sales were primarily driven by 3.1% higher average selling prices and product mix, as well as higher volumes of 1.5% as a result of demand recovery from the impacts of COVID-19.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2021 and 2020, as follows:

(In millions)	Three Months Ended March 31,		2021 vs 2020
	2021	2020	% change
Performance Coatings
Refinish	$399.0	$367.8	8.5%
Industrial	308.3	279.9	10.1%
Total Net sales Performance Coatings	707.3	647.7	9.2%
Mobility Coatings
Light Vehicle	278.9	260.1	7.2%
Commercial Vehicle	77.4	75.7	2.2%
Total Net sales Mobility Coatings	356.3	335.8	6.1%
Total Net sales	$1,063.6	$983.5	8.1%
Coronavirus (COVID-19) Pandemic
During the three months ended March 31, 2021, the Company continued its recovery, which began in the second half of 2020, from the significant adverse impact on the demand for our products and, thus, our income from operations, caused by the COVID-19 pandemic during the first half of 2020. While we have continued to see sequential improvements quarter over quarter, we remain cognizant of the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows.
We continue to actively monitor and manage supply chain challenges, including logistics, but thus far, there have been no significant disruptions. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Our business continues to be impacted in certain regions and end-markets as a result of government restrictions which were in place for parts of the first quarter and we will continue to monitor impacts.
From a liquidity standpoint, we have $1,266.9 million of cash and cash equivalents and $366.0 million of available borrowing capacity under our Senior Secured Credit Facilities. We have no outstanding borrowing on the Revolving Credit Facility and, therefore, are not currently subject to any financial covenants under the Senior Secured Credit Facility.
Capital and Liquidity Highlights
During the three months ended March 31, 2021, the Company repurchased 2.3 million shares for total consideration of $63.6 million as we continue to execute against our previously approved share repurchase program.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Net sales	$1,063.6	$983.5	$80.1	8.1%
Volume effect				4.6%
Price/Mix effect				0.3%
Exchange rate effect				3.2%

Net sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19 which most severely impacted the Asia Pacific region during the three months ended March 31, 2020

● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi, partially offset by the weakening of the Brazilian Real, compared to the U.S. dollar
Cost of sales

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Cost of sales	$684.5	$646.8	$37.7	5.8%
% of net sales	64.4%	65.8%

Cost of sales increased due to the following:
● Higher sales volumes across both segments driven by the impacts of COVID-19 which most significantly impacted the Asia Pacific region during the three months ended March 31, 2020
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi, partially offset by the weakening of the Brazilian Real, compared to the U.S. dollar
Partially offset by:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Decreased expenses of $4.1 million associated with improved utilization at manufacturing sites in the current year as manufacturing utilization was negatively impacted during 2020 due to COVID-19
● Decline in depreciation expense for operating equipment, primarily related to the closure of our Mechelen, Belgium site
Cost of sales as a percentage of net sales decreased due to the following:
● Higher sales volume covering fixed costs
● Decreases in costs due to operational efficiencies associated with cost savings initiatives
Selling, general and administrative expenses

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
SG&A	$179.1	$195.4	$(16.3)	(8.3)%

Selling, general and administrative expenses decreased due to the following:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Lower bad debt expenses associated with trade receivables of $2.7 million
Partially offset by:
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar

Other operating charges

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Other operating charges	$102.8	$31.6	$71.2	225.3%

Other operating charges increased due to the following:
● Increased expenses of $94.4 million related to a charge recorded in relation to an operational matter in our Mobility Coatings segment discussed further in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Decrease of $16.5 million in termination benefits and other employee related costs associated with our cost saving initiatives from $19.5 million in the prior year to $3.0 million in the current year

● Decreased expenses of $6.1 million associated with the review of strategic alternatives that was concluded in March 2020
Research and development expenses

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses	$15.6	$16.6	$(1.0)	(6.0)%

Research and development expenses decreased due to the following:
● Decrease in operating expenses as a result of operational efficiencies associated with cost savings initiatives
Amortization of acquired intangibles

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Amortization of acquired intangibles	$29.0	$28.0	$1.0	3.6%

Amortization of acquired intangibles increased due to the following:
● Unfavorable impacts of foreign currency translation, primarily related to fluctuations of the Euro compared to the U.S. dollar
Interest expense, net

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Interest expense, net	$33.5	$36.5	$(3.0)	(8.2)%

Interest expense, net decreased primarily due to the following:
● Decrease in interest rates due to LIBOR decreases on our variable rate debt over the comparable period
Partially offset by:
● Unfavorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Net increase in debt principal base as a result of our 2020 refinancing and debt issuance activities

Other (income) expense, net

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Other (income) expense, net	$(0.4)	$0.8	$(1.2)	(150.0)%

Other (income) expense, net changed due to the following:
● Debt extinguishment and refinancing related costs of $2.4 million in the prior year quarter, driven by the write off of unamortized deferred financing costs and original issue discounts in relation with the voluntary prepayment of $300.0 million of outstanding principal on our 2024 Dollar Term Loans in January 2020 compared to no similar activity in the current year quarter

Partially offset by
● Net benefits of $1.2 million during the prior year period resulting from pension curtailments released from accumulated other comprehensive loss compared to no pension special events in the current year quarter

Provision (benefit) for income taxes

	Three Months Ended March 31,
	2021	2020
Income before income taxes	$19.5	$27.8
Provision (benefit) for income taxes	3.8	(24.6)
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	19.5%	(88.5)%
Effective tax rate vs. statutory U.S. Federal income tax rate	(1.5)%	(109.5)%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2021	2020
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(4.6)	$(4.3)
Changes in valuation allowance	7.0	(4.5)
Foreign exchange (loss) gain, net	(1.6)	8.5
Non-deductible expenses and interest	0.7	1.3
Increase in unrecognized tax benefits(2)	2.2	17.9
Intra-entity asset transfer (3)	—	(50.5)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) In 2020, the Company recorded charges of $14.3 million related to tax positions in Germany.
(3) In 2020, the Company recorded a tax benefit related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Net sales	$707.3	$647.7	$59.6	9.2%
Volume effect				6.2%
Price/Mix effect				(1.2)%
Exchange rate effect				4.2%

Adjusted EBIT	$117.2	$79.4	$37.8	47.6%
Adjusted EBIT Margin	16.6%	12.3%

Net sales increased due to the following:
● Higher volumes across both end-markets and most regions as a result of demand recovery from the impacts of COVID-19
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro compared to the U.S. dollar
Partially offset by:
● Lower average selling prices and product mix across both end-markets and driven by North America and EMEA

Adjusted EBIT increased due to the following:
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives
● Higher volumes across both end-markets, primarily in the Asia Pacific region as a result of demand recovery from the impacts of COVID-19 and the lack of expenses resulting from underutilized manufacturing assets in the prior year quarter

● Lower variable input costs across both end-markets driven by North America and EMEA
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro compared to the U.S. dollar
Partially offset by:
● Lower average selling prices and product mix across both end-markets
Adjusted EBIT margins increased during the year due to the following:
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives
● Higher volumes covering fixed costs across both end-markets, primarily in the Asia Pacific region as a result of demand recovery from the impacts of COVID-19 and the lack of expenses resulting from underutilized manufacturing assets in the prior year quarter

Mobility Coatings Segment

	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Net sales	$356.3	$335.8	$20.5	6.1%
Volume effect				1.5%
Price/Mix effect				3.1%
Exchange rate effect				1.5%

Adjusted EBIT	$39.2	$25.8	$13.4	51.9%
Adjusted EBIT Margin	11.0%	7.7%

Net sales increased due to the following:
● Higher average selling prices and product mix in the Light Vehicle end-market
● Higher volumes across both end-markets, primarily in the Asia Pacific region as a result of demand recovery from the impacts of COVID-19
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi, partially offset by the weakening of the Brazilian Real, compared to the U.S. dollar

Adjusted EBIT increased due to the following:
● Higher average selling prices and product mix in the Light Vehicle end-market
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives
● Higher volumes across both end-markets, primarily in the Asia Pacific region as a result of demand recovery from the impacts of COVID-19 and the lack of expenses resulting from underutilized manufacturing assets in the prior year quarter

Partially offset by:
● Higher variable input costs driven by Light Vehicle
● Unfavorable impacts of currency translation, due primarily to the weakening of the Brazilian Real compared to the U.S. dollar
Adjusted EBIT margins increased during the year due to the following:
● Higher average selling prices and product mix in the Light Vehicle end-market
● Lower operating expenses across both end-markets and most regions, resulting from operational efficiencies associated with our cost savings initiatives
● Higher volumes covering fixed costs across both end-markets, primarily in the Asia Pacific region as a result of demand recovery from the impacts of COVID-19 and the lack of expenses resulting from underutilized manufacturing assets in the prior year quarter

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2021, availability under the Revolving Credit Facility was $366.0 million, net of $34.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At March 31, 2021, we had $18.4 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $5.7 million.
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

Cash Flows

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used for):
Operating activities:
Net income	$15.7	$52.4
Depreciation and amortization	76.4	86.6
Amortization of deferred financing costs and original issue discount	2.2	2.2
Debt extinguishment and refinancing related costs	—	2.4
Deferred income taxes	(18.3)	(45.7)
Realized and unrealized foreign exchange losses, net	8.6	3.7
Stock-based compensation	3.6	5.1
Divestiture and impairment charges	—	0.5
Interest income on swaps designated as net investment hedges	(3.5)	(3.7)
Other non-cash, net	1.4	(1.9)
Net income adjusted for non-cash items	86.1	101.6
Changes in operating assets and liabilities	(46.5)	(102.4)
Operating activities	39.6	(0.8)
Investing activities	(27.8)	(18.6)
Financing activities	(92.5)	(321.3)
Effect of exchange rate changes on cash	(13.5)	(19.8)
Net decrease in cash, cash equivalents and restricted cash	$(94.2)	$(360.5)
Three months ended March 31, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2021 was $39.6 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $86.1 million. This was offset by net uses of working capital of $46.5 million, for which the most significant drivers were increases in accounts and notes receivable, inventory, and prepaid expenses and other assets of $52.6 million, $36.2 million, and $18.0 million, respectively. These outflows were primarily driven by timing of collections and building inventory to pre-COVID levels to align with returning demand and inflation of raw material costs. The outflows were partially offset by increases in accounts payable of $33.4 million due to increased production and inflation of raw material costs and other accruals of $30.7 million due to accruals related to the operational matter within the Mobility Coatings segment, which is discussed further in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, partially offset by the timing of cash payments for employee related benefits, customer incentive payments and payments related to normal seasonal operating activities.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2021 was $27.8 million. The primary use was for purchases of property, plant and equipment of $31.8 million, partially offset by interest proceeds on swaps designated as net investment hedges of $3.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2021 was $92.5 million. The primary uses were for the purchase of common stock totaling $63.7 million and payments of $26.7 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2021 were unfavorable by $13.5 million, which was driven primarily by weakening of the Euro compared to the U.S. Dollar.

Three months ended March 31, 2020
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2020 was $0.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $101.6 million. This was offset by net uses of working capital of $102.4 million, for which the most significant drivers were decreases in other accrued liabilities of $73.3 million and increases in prepaid expenses and other assets of $38.2 million and inventory of $27.1 million, during the three months ended March 31, 2020. These outflows were primarily related to the timing of cash payments for employee related benefits, customer incentive payments and payments related to normal seasonal operating activities. Partially offsetting these outflows were increases in accounts payable of $29.0 million.
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
Financial Condition
We had cash and cash equivalents at March 31, 2021 and December 31, 2020 of $1,266.9 million and $1,360.9 million, respectively. Of these balances, $664.3 million and $761.7 million were maintained in non-U.S. jurisdictions as of March 31, 2021 and December 31, 2020, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

(In millions)	March 31, 2021	December 31, 2020
2024 Dollar Term Loans	$2,057.1	$2,063.2
2025 Euro Senior Notes	528.6	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	112.9	118.0
Unamortized original issue discount	(6.0)	(6.3)
Unamortized deferred financing costs	(32.6)	(34.3)
Total borrowings, net	3,860.0	3,892.7
Less:
Short-term borrowings	25.6	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,810.1	$3,838.5
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $366.0 million at March 31, 2021 and December 31, 2020, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our contractual obligations can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the Company's contractual obligations since December 31, 2020.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended March 31, 2021:

(in millions, except per share data)
Month	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program(1)
January 2021	0.7	$27.63	0.7	$216.9
February 2021	0.3	26.96	0.3	210.2
March 2021	1.3	28.28	1.3	172.5
Total	2.3	$27.94	2.3	$172.5
(1) Substantially all shares were repurchased through the $675.0 million share repurchase program announced in March 2017 (the "Program"). Under the Program, we repurchased $63.6 million of our common shares during the three months ended March 31, 2021 and $438.9 million in prior periods. At March 31, 2021, the Company had remaining authorization to repurchase $172.5 million of shares. There is no expiration date on the Program. In April 2021, our Board of Directors authorized an increase in the Program by $625.0 million, bringing the total size of the Program to $1.3 billion, of which we have already purchased $502.5 million.
(2) These amounts include share repurchases totaling $0.1 million in February 2021 pursuant to the Company's 2014 Incentive Award Plan, as amended and restated (the "2014 Plan"), and applicable award agreements, under which participants may request the Company to withhold or may tender to the Company shares as satisfaction of applicable tax withholding on the vesting of restricted stock and performance stock. Shares so withheld or tendered will have been repurchased pursuant to the terms of the 2014 Plan and applicable award agreements and not pursuant to publicly announced share repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1	Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy

10.2	Form of Performance Share Unit Award Agreement for U.S. Employees

10.3	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	April 26, 2021	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 26, 2021	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2021	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)