Form 10-Q
period 2021-06-30
Axalta Coating Systems Ltd.
filed 2021-07-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 20, 2021, there were 230,160,918 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,126.8	$652.7	$2,190.4	$1,636.2
Cost of goods sold	752.8	499.2	1,437.3	1,146.0
Selling, general and administrative expenses	184.2	154.2	363.3	349.6
Other operating (benefits) charges	(45.7)	24.7	57.1	56.3
Research and development expenses	15.8	11.2	31.4	27.8
Amortization of acquired intangibles	29.3	27.9	58.3	55.9
Income (loss) from operations	190.4	(64.5)	243.0	0.6
Interest expense, net	33.4	36.1	66.9	72.6
Other income, net	(8.1)	(2.2)	(8.5)	(1.4)
Income (loss) before income taxes	165.1	(98.4)	184.6	(70.6)
Provision (benefit) for income taxes	38.7	(15.2)	42.5	(39.8)
Net income (loss)	126.4	(83.2)	142.1	(30.8)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.4)	0.5	(0.2)
Net income (loss) attributable to controlling interests	$126.4	$(82.8)	$141.6	$(30.6)
Basic net income (loss) per share	$0.54	$(0.35)	$0.61	$(0.13)
Diluted net income (loss) per share	$0.54	$(0.35)	$0.60	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$126.4	$(83.2)	$142.1	$(30.8)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	39.3	7.0	1.7	(79.5)
Unrealized gain (loss) on derivatives	6.9	(2.6)	16.1	(43.3)
Unrealized gain on pension and other benefit plan obligations	1.3	0.2	2.5	—
Other comprehensive income (loss), before tax	47.5	4.6	20.3	(122.8)
Income tax provision (benefit) related to items of other comprehensive income (loss)	1.3	(0.6)	3.1	(6.4)
Other comprehensive income (loss), net of tax	46.2	5.2	17.2	(116.4)
Comprehensive income (loss)	172.6	(78.0)	159.3	(147.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	0.5	0.9	(2.5)
Comprehensive income (loss) attributable to controlling interests	$172.0	$(78.5)	$158.4	$(144.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,230.9	$1,360.9
Restricted cash	10.6	3.1
Accounts and notes receivable, net	1,035.7	869.8
Inventories	614.5	559.9
Prepaid expenses and other current assets	156.5	132.2
Total current assets	3,048.2	2,925.9
Property, plant and equipment, net	1,183.3	1,194.5
Goodwill	1,294.3	1,294.9
Identifiable intangibles, net	1,096.6	1,148.8
Other assets	587.0	593.1
Total assets	$7,209.4	$7,157.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$597.5	$564.4
Current portion of borrowings	40.5	54.2
Other accrued liabilities	578.2	562.3
Total current liabilities	1,216.2	1,180.9
Long-term borrowings	3,813.4	3,838.5
Accrued pensions	296.0	309.9
Deferred income taxes	116.6	114.0
Other liabilities	231.9	234.1
Total liabilities	5,674.1	5,677.4
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 251.7 and 250.9 shares issued at June 30, 2021 and December 31, 2020, respectively	251.7	250.9
Capital in excess of par	1,506.9	1,487.1
Retained earnings	704.9	563.3
Treasury shares, at cost, 20.3 and 16.1 shares at June 30, 2021 and December 31, 2020, respectively	(567.2)	(443.5)
Accumulated other comprehensive loss	(408.0)	(424.8)
Total Axalta shareholders’ equity	1,488.3	1,433.0
Noncontrolling interests	47.0	46.8
Total shareholders’ equity	1,535.3	1,479.8
Total liabilities and shareholders’ equity	$7,209.4	$7,157.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive loss:
Net income	—	—	—	15.2	—	—	0.5	15.7
Net realized and unrealized gain on derivatives, net of tax of $1.3 million	—	—	—	—	—	7.9	—	7.9
Long-term employee benefit plans, net of tax $0.5 million	—	—	—	—	—	0.7	—	0.7
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.2)	(37.6)
Total comprehensive loss	—	—	—	15.2	—	(28.8)	0.3	(13.3)
Recognition of stock-based compensation	—	—	3.6	—	—	—	—	3.6
Shares issued under compensation plans	0.3	0.3	(0.2)	—	—	—	—	0.1
Common stock purchases	(2.3)	—	—	—	(63.7)	—	—	(63.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2021	232.8	251.2	1,490.5	578.5	(507.2)	(453.6)	46.4	1,405.8
Comprehensive income:
Net income	—	—	—	126.4	—	—	—	126.4
Net realized and unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	5.9	—	5.9
Long-term employee benefit plans, net of tax of $0.3 million	—	—	—	—	—	1.0	—	1.0
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	38.7	0.6	39.3
Total comprehensive income	—	—	—	126.4	—	45.6	0.6	172.6
Recognition of stock-based compensation	—	—	4.2	—	—	—	—	4.2
Shares issued under compensation plans	0.5	0.5	12.2	—	—	—	—	12.7
Common stock purchases	(1.9)	—	—	—	(60.0)	—	—	(60.0)
Balance at June 30, 2021	231.4	$251.7	$1,506.9	$704.9	$(567.2)	$(408.0)	$47.0	$1,535.3

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive loss	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Ownership changes relating to noncontrolling interests	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	250.4	1,478.1	493.9	(417.5)	(513.9)	49.8	1,340.8
Comprehensive income (loss):
Net income	—	—	—	(82.8)	—	—	(0.4)	(83.2)
Net realized and unrealized loss on derivatives, net of tax benefit of $0.4 million	—	—	—	—	—	(2.2)	—	(2.2)
Long-term employee benefit plans, net of tax benefit of $0.2 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	6.1	0.9	7.0
Total comprehensive income (loss)	—	—	—	(82.8)	—	4.3	0.5	(78.0)
Recognition of stock-based compensation	—	—	6.1	—	—	—	—	6.1
Shares issued under compensation plans	0.1	0.1	1.1	—	—	—	—	1.2
Changes in redeemable noncontrolling interests	—	—	(5.8)	—	—	—	(4.8)	(10.6)
Common stock purchases	—	—	—	—	(0.9)	—	—	(0.9)
Balance at June 30, 2020	235.4	$250.5	$1,479.5	$411.1	$(418.4)	$(509.6)	$45.5	$1,258.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$142.1	$(30.8)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	155.4	163.2
Amortization of deferred financing costs and original issue discount	4.2	4.1
Debt extinguishment and refinancing related costs	0.2	2.4
Deferred income taxes	5.2	(61.2)
Realized and unrealized foreign exchange losses, net	9.4	2.8
Stock-based compensation	7.8	11.2
Divestiture and impairment charges	—	3.2
Interest income on swaps designated as net investment hedges	(7.1)	(7.3)
Other non-cash, net	9.2	8.3
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(154.2)	136.8
Inventories	(59.1)	32.5
Prepaid expenses and other assets	(53.4)	(60.3)
Accounts payable	60.0	(131.0)
Other accrued liabilities	24.5	(87.9)
Other liabilities	2.9	11.5
Cash provided by (used for) operating activities	147.1	(2.5)
Investing activities:
Acquisitions, net of cash acquired	(37.6)	—
Purchase of property, plant and equipment	(60.3)	(42.4)
Interest proceeds on swaps designated as net investment hedges	7.1	7.3
Other investing activities, net	(0.5)	0.8
Cash used for investing activities	(91.3)	(34.3)
Financing activities:
Proceeds from long-term borrowings	—	500.0
Payments on short-term borrowings	(41.1)	(18.6)
Payments on long-term borrowings	(14.2)	(313.1)
Financing-related costs	(2.5)	(6.0)
Purchases of common stock	(123.7)	(0.9)
Net cash flows associated with stock-based awards	12.8	0.3
Purchase of noncontrolling interests	—	(1.6)
Other financing activities, net	(1.2)	(1.0)
Cash (used for) provided by financing activities	(169.9)	159.1
(Decrease) increase in cash	(114.1)	122.3
Effect of exchange rate changes on cash	(8.4)	(16.3)
Cash at beginning of period	1,364.0	1,020.5
Cash at end of period	$1,241.5	$1,126.5

Cash at end of period reconciliation:
Cash and cash equivalents	$1,230.9	$1,123.6
Restricted cash	10.6	2.9
Cash at end of period	$1,241.5	$1,126.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2021 and December 31, 2020, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies
Recently Adopted Accounting Guidance
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting.      In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified the scope and application of the original guidance. As of June 30, 2021, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at June 30, 2021 and December 31, 2020 were $39.7 million and $37.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At June 30, 2021 and December 31, 2020, the total carrying value of BIPs were $156.1 million and $165.4 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2021 and 2020, $13.7 million, $29.0 million, $16.4 million and $33.3 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $76.9 million and $79.8 million at June 30, 2021 and December 31, 2020, respectively, which will be repaid in future periods.
See Note 16 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the three and six months ended June 30, 2021, we acquired a producer of wire enamels used in a range of consumer electronics, electric vehicle and industrial applications, based in China. The acquisition was accounted for as a business combination within our industrial end-market and Performance Coatings segment. The overall impacts to our condensed consolidated financial statements were not considered material as of and for the three and six months ended June 30, 2021. As of June 30, 2021, we have not yet finalized the purchase accounting related to the acquisition and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the measurement period which will be no later than one year following the acquisition date.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2020 to June 30, 2021 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2020	$1,211.3	$83.6	$1,294.9
Goodwill from acquisitions	23.1	—	23.1
Foreign currency translation	(22.1)	(1.6)	(23.7)
Balance at June 30, 2021	$1,212.3	$82.0	$1,294.3
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$561.5	$(404.3)	$157.2	10.4
Trademarks—indefinite-lived	276.8	—	276.8	Indefinite
Trademarks—definite-lived	103.1	(40.3)	62.8	15.8
Customer relationships	949.2	(352.0)	597.2	19.0
Other	15.0	(12.4)	2.6	5.0
Total	$1,905.6	$(809.0)	$1,096.6

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$564.8	$(383.6)	$181.2	10.4
Trademarks—indefinite-lived	282.9	—	282.9	Indefinite
Trademarks—definite-lived	103.6	(37.5)	66.1	16.0
Customer relationships	943.6	(329.3)	614.3	19.0
Other	15.3	(11.0)	4.3	5.0
Total	$1,910.2	$(761.4)	$1,148.8

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2021 and each of the succeeding five years is:

Remainder of 2021	$58.5
2022	114.6
2023	73.7
2024	68.7
2025	68.0
2026	67.5
(4)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for contractual termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and six months ended June 30, 2021 and 2020, we incurred costs for termination benefits of $22.5 million, $27.0 million, $13.7 million and $32.2 million, respectively. Pretax charges during the three and six months ended June 30, 2021 primarily relate to additional employee severance charges within Europe that were excluded from the previously announced global restructuring during July 2020 as we resolved the open aspects related to works council consultations and local legal requirements during the quarter. The majority of our termination benefits are recorded within other operating (benefits) charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses from December 31, 2020 to June 30, 2021:

2021 Activity
Balance at December 31, 2020	$55.8
Expenses, net of changes to estimates	27.0
Payments made	(24.7)
Foreign currency translation	(1.2)
Balance at June 30, 2021	$56.9
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At June 30, 2021 and December 31, 2020, we had outstanding bank guarantees of $6.6 million and $8.5 million, respectively. A portion of our bank guarantees expire between 2021 and 2026, while others do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. During the six months ended June 30, 2020, we incurred a $1.0 million charge related to our outstanding bank guarantees. We did not have any liabilities related to our outstanding bank guarantees recorded at June 30, 2021 and December 31, 2020.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third party products. The matter occurred over a discrete period during the fourth quarter of 2020.
When we filed, and as disclosed in, our Annual Report on Form 10-K for the year ended December 31, 2020, we estimated that it was reasonably possible that losses associated with the matter could have been up to $250 million. Subsequent to the filing of our Annual Report on Form 10-K and through the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, there were further developments which led us to conclude that losses from this matter were probable and, therefore, recorded a charge of $94.4 million for such probable estimated losses during the three months ended March 31, 2021. We also disclosed that, at the time, based on the information then currently available surrounding the full scope and

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
associated responsibilities among relevant parties, we believed that it was reasonably possible that we could incur losses, in addition to the recorded probable losses, of up to $65 million.
Given further developments during the three months ended June 30, 2021, we have reduced our previously recorded estimated charge by $71.8 million which has resulted in a benefit for the three months ended June 30, 2021. This reflects an estimated $29.4 million for insurance receivables recorded within Accounts and notes receivable, net in the condensed consolidated balance sheets at June 30, 2021, as we have obtained confirmation from our insurance carriers that the relevant policies provide coverage for certain losses arising under this matter. The updated amount of the charge also reflects a net decrease of approximately $42.4 million, as we have learned more about the matter, including actual costs to repair the impacted products and the number of impacted products. Liabilities of $50.1 million are recorded as Other accrued liabilities in the condensed consolidated balance sheets at June 30, 2021 and we do not believe at this time that there are any incremental reasonably possible losses. The recorded probable losses remain an estimate and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.0	$1.9	$3.8	$3.7
Interest cost	1.9	2.3	3.9	4.6
Expected return on plan assets	(3.5)	(3.1)	(6.9)	(6.3)
Amortization of actuarial loss, net	1.3	0.8	2.5	1.8
Plan curtailments	—	(0.6)	—	(1.8)
Net periodic benefit cost	$1.7	$1.3	$3.3	$2.0
All non-service components of net periodic benefit cost are recorded in other income, net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2021 and 2020, we recognized expenses of $4.2 million, $7.8 million, $6.1 million and $11.2 million, respectively, in stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.9 million, $1.2 million, $1.3 million, and $1.5 million for the three and six months ended June 30, 2021 and 2020, respectively.
2021 Activity
A summary of award activity by type for the six months ended June 30, 2021 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	2.5	$27.34
Granted	—	$—
Exercised	(0.5)	$28.26
Forfeited / Expired	(0.4)	$32.00
Outstanding at June 30, 2021	1.6	$25.77
Vested and expected to vest at June 30, 2021	1.6	$25.77	$7.8	5.27
Exercisable at June 30, 2021	1.4	$25.64	$7.2	4.98
Cash received by the Company upon exercise of options for the six months ended June 30, 2021 was $14.1 million. Tax shortfall expenses on these exercises were $0.5 million.
At June 30, 2021, there was $0.3 million of unrecognized expense relating to unvested stock options that is expected to be amortized over the weighted average period of 0.7 year.

Restricted Stock Awards and Restricted Stock Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	1.0	$28.84
Granted	0.6	$28.75
Vested	(0.4)	$29.06
Forfeited	(0.1)	$29.05
Outstanding at June 30, 2021	1.1	$28.69
(1)    As of June 30, 2021, there are no restricted stock awards outstanding and only restricted stock units remain.
Tax shortfall expenses on the vesting of restricted stock awards and restricted stock units during the six months ended June 30, 2021 was $0.1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
At June 30, 2021, there was $19.1 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Stock Awards and Performance Share Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	0.5	$31.07
Granted	0.4	$29.53
Vested	—	$—
Forfeited	(0.2)	$31.85
Outstanding at June 30, 2021	0.7	$30.11
(1)    As of June 30, 2021, there are no performance stock awards outstanding and only performance share units remain.
Our performance stock awards and performance share units allow for participants to vest in more or less than the targeted number of shares granted. All of our performance awards are currently performing below the applicable targets. We currently expect a total of 0.5 million shares with a weighted average fair value per share of $29.89 to vest at the respective vesting dates for such awards. At June 30, 2021, there is $12.4 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.4 years. The forfeitures include performance stock awards and performance share units that vested below threshold payout.
(8)    OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange losses (gains), net	$1.8	$(0.3)	$3.6	$2.0
Debt extinguishment and refinancing related costs	0.2	—	0.2	2.4
Other miscellaneous income, net (1)	(10.1)	(1.9)	(12.3)	(5.8)
Total	$(8.1)	$(2.2)	$(8.5)	$(1.4)
(1)    Activity during the three and six months ended June 30, 2021 includes income of $8.3 million related to a law change with respect to certain Brazilian indirect taxes.
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
Effective Tax Rate	23.0%	56.4%
The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the six months ended June 30, 2020 and are discussed below.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority (“GTA”) indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company disagrees with the conclusions of the GTA based on the technical merits of our positions, after extensive discussions with the GTA and to avoid a potentially long and costly litigation process, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters. The Company has reached a formal agreement with the GTA and is expecting to settle the final assessment in the coming months. The Company recorded a charge to income tax expense of $14.3 million during the six months ended June 30, 2020. The Company is also currently under audit in Germany for tax years 2014-2017 and is prepared to vigorously defend itself on these matters.
The Company anticipates that it is reasonably possible it will settle up to $11.9 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2021 due to the conclusion of the 2010-2013 German income tax audit.
(10)    NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted shares and performance shares. A reconciliation of our basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income (loss) to common shareholders	$126.4	$(82.8)	$141.6	$(30.6)
Basic weighted average shares outstanding	232.5	235.2	233.2	235.1
Diluted weighted average shares outstanding	233.5	235.2	234.1	235.1
Net income (loss) per common share:
Basic net income (loss) per share	$0.54	$(0.35)	$0.61	$(0.13)
Diluted net income (loss) per share	$0.54	$(0.35)	$0.60	$(0.13)
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and six months ended June 30, 2021 and 2020 were 0.6 million, 1.1 million, 4.6 million and 4.5 million, respectively.
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

	June 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$864.4	$738.3
Notes receivable	26.4	30.3
Other (2)	144.9	101.2
Total	$1,035.7	$869.8
(1)    Allowance for doubtful accounts was $25.5 million and $26.5 million at June 30, 2021 and December 31, 2020, respectively.
(2)    Includes $29.4 million at June 30, 2021 of insurance recoveries related to the operational matter as discussed further in Note 5 at June 30, 2021.
Bad debt expense of $0.2 million, $0.9 million, $7.0 million and $10.4 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(12)    INVENTORIES

	June 30, 2021	December 31, 2020
Finished products	$324.1	$319.3
Semi-finished products	106.2	92.2
Raw materials	161.0	127.2
Stores and supplies	23.2	21.2
Total	$614.5	$559.9
Inventory reserves were $16.3 million and $17.0 million at June 30, 2021 and December 31, 2020, respectively.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2021	December 31, 2020
Property, plant and equipment	$2,350.3	$2,317.9
Accumulated depreciation	(1,167.0)	(1,123.4)
Property, plant, and equipment, net	$1,183.3	$1,194.5
Depreciation expense amounted to $32.9 million, $64.8 million, $31.7 million and $73.3 million for the three and six months ended June 30, 2021 and 2020, respectively.
During May 2021, approximately $55.0 million of capitalized project costs related to an enterprise resource planning system previously classified as construction in progress were placed in service and depreciation was initiated. The majority of the costs will be depreciated over a 15 year useful life.
(14)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2021	December 31, 2020
2024 Dollar Term Loans	$2,051.0	$2,063.2
2025 Euro Senior Notes	535.8	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	103.0	118.0
Unamortized original issue discount	(5.5)	(6.3)
Unamortized deferred financing costs	(30.4)	(34.3)
Total borrowings, net	3,853.9	3,892.7
Less:
Short-term borrowings	16.2	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,813.4	$3,838.5
Revolving Credit Facility
During May 2021, we entered into the Tenth Amendment to the Credit Agreement (the "Tenth Amendment"), to among other things, increase commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity of the Revolving Credit Facility from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment. As a result, we recorded $1.4 million of incremental deferred financing costs.
At June 30, 2021 and December 31, 2020, letters of credit issued under the Revolving Credit Facility totaled $34.0 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $516.0 million and $366.0 million at June 30, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2021.

Remainder of 2021	$26.1
2022	54.4
2023	27.3
2024	1,993.3
2025	539.1
Thereafter	1,249.6
Total borrowings	3,889.8
Unamortized original issue discount	(5.5)
Unamortized deferred financing costs	(30.4)
Total borrowings, net	$3,853.9
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
Fair value of contingent consideration
The fair value of contingent consideration associated with an acquisition completed in the current year is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other operating (benefits) charges in the condensed consolidated statements of operations. During the six months ended June 30, 2021, in conjunction with the acquisition described in Note 3, we recorded fair value of contingent consideration of $7.3 million. The contingent consideration was valued using a probability-weighted expected payment method. The analysis considered the timing of expected future cash flows and the probability of key elements of the approval process are completed. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2021 and December 31, 2020.

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$17.1	$—	$17.1	$—	$16.7	$—	$16.7
Other assets:
Investments in equity securities	0.7	—	—	0.7	0.8	—	—	0.8
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	1.0	—	1.0	—	2.0	—	2.0
Interest rate swaps (1)	—	29.2	—	29.2	—	28.9	—	28.9
Contingent consideration	—	—	4.4	4.4	—	—	—	—
Other liabilities:
Interest rate swaps (1)	—	16.0	—	16.0	—	31.1	—	31.1
Cross-currency swaps (2)	—	31.9	—	31.9	—	52.0	—	52.0
Contingent consideration	—	—	2.9	2.9	—	—	—	—
Long-term borrowings:
2024 Dollar Term Loans	—	2,045.0	—	2,045.0	—	2,043.0	—	2,043.0
2025 Euro Senior Notes	—	546.2	—	546.2	—	564.3	—	564.3
2027 Dollar Senior Notes	—	524.6	—	524.6	—	533.1	—	533.1
2029 Dollar Senior Notes	—	685.0	—	685.0	—	704.6	—	704.6
(1)    Cash flow hedge
(2)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities for the three and six months ended June 30, 2021.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance January 1, 2021	$—
Activity	—
Ending balance at March 31, 2021	—
Business acquisition	7.3
Ending balance at June 30, 2021	$7.3
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive loss ("AOCI"):

	June 30, 2021	December 31, 2020
AOCI:
Interest rate caps (cash flow hedges)	$1.4	$2.6
Interest rate swaps (cash flow hedges)	45.2	60.0
Foreign currency forward contracts (cash flow hedges)	0.2	0.3
Cross-currency swaps (net investment hedges)	14.8	35.2
Total AOCI	$61.6	$98.1
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three and six months ended June 30, 2021 and 2020 for these cash flow and net investment hedges.

		For the Three Months Ended June 30,
		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$0.6	$—	$0.6
Interest rate swaps	Interest expense, net	0.9	7.2	6.1	2.9
Foreign currency forward contracts (1)	Cost of goods sold	0.1	0.1	—	—
Cross-currency swaps	Interest expense, net	(0.3)	(4.7)	3.1	(3.7)
(1)    Activity during the three months ended June 30, 2020 rounds to zero

		For the Six Months Ended June 30,
		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$1.2	$1.1	$0.9
Interest rate swaps	Interest expense, net	(0.6)	14.2	47.6	4.5
Foreign currency forward contracts (1)	Cost of goods sold	—	0.1	—	—
Cross-currency swaps	Interest expense, net	(29.9)	(9.5)	(19.4)	(7.4)
(1)    Activity during the six months ended June 30, 2020 rounds to zero
Over the next 12 months, we expect losses of $30.7 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other income, net in the condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income (Loss) on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Other income, net	$0.9	$0.8	$(5.9)	$(0.9)
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
We have two operating segments, which are also our reportable segments: Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed during the six months ended June 30, 2021 with no changes to the underlying business or segment structure. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (1):
Refinish	$463.1	$261.9	$862.1	$629.7
Industrial	342.7	220.2	651.0	500.1
Total Net sales Performance Coatings	805.8	482.1	1,513.1	1,129.8
Light Vehicle	243.9	126.3	522.8	386.4
Commercial Vehicle	77.1	44.3	154.5	120.0
Total Net sales Mobility Coatings	321.0	170.6	677.3	506.4
Total Net sales	$1,126.8	$652.7	$2,190.4	$1,636.2
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBIT (1):
Performance Coatings	$139.7	$1.5	$256.9	$80.9
Mobility Coatings	5.7	(39.3)	44.9	(13.5)
Total (2)	145.4	(37.8)	301.8	67.4
Interest expense, net	33.4	36.1	66.9	72.6
Debt extinguishment and refinancing related costs (a)	0.2	—	0.2	2.4
Termination benefits and other employee related costs (b)	22.7	15.2	25.5	34.7
Strategic review and retention costs (c)	2.2	6.7	7.6	18.2
Offering and transactional costs (d)	1.4	0.1	1.6	0.2
Impairment charges(e)	—	2.7	—	3.2
Pension special events (f)	—	(0.6)	—	(1.8)
Accelerated depreciation (g)	0.6	0.4	1.2	8.5
Indemnity income (h)	(0.1)	—	(0.1)	—
Operational matter (i)	(71.8)	—	22.6	—
Brazil indirect tax (j)	(8.3)	—	(8.3)	—
Income (loss) before income taxes	$165.1	$(98.4)	$184.6	$(70.6)

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Axalta’s Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees which will be earned over a period of 18-24 months, ending September 2021. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents impairment charges, which are not considered indicative of our ongoing performance.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, settlements and special termination benefits, which we do not consider indicative of our ongoing operating performance.

(g)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents indemnity income associated with acquisitions, which we do not consider indicative of our ongoing operating performance.

(i)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 5, which is not indicative of our ongoing operating performance.

(j)	Represents non-recurring income related to a law change with respect to certain Brazilian indirect taxes which was recorded within other income, net.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(17)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(282.0)	$(88.7)	$(54.1)	$(424.8)
Current year deferrals to AOCI	(37.4)	—	1.3	(36.1)
Reclassifications from AOCI to Net income	—	0.7	6.6	7.3
Net Change	(37.4)	0.7	7.9	(28.8)
Balance at March 31, 2021	(319.4)	(88.0)	(46.2)	(453.6)
Current year deferrals to AOCI	38.7	—	(0.8)	37.9
Reclassifications from AOCI to Net income	—	1.0	6.7	7.7
Net Change	38.7	1.0	5.9	45.6
Balance at June 30, 2021	$(280.7)	$(87.0)	$(40.3)	$(408.0)
The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2021 was $32.7 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2021 was $6.5 million.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(297.0)	$(69.9)	$(28.6)	$(395.5)
Current year deferrals to AOCI	(83.3)	—	(36.3)	(119.6)
Reclassifications from AOCI to Net loss	—	(0.4)	1.6	1.2
Net Change	(83.3)	(0.4)	(34.7)	(118.4)
Balance at March 31, 2020	(380.3)	(70.3)	(63.3)	(513.9)
Current year deferrals to AOCI	6.1	—	(5.2)	0.9
Reclassifications from AOCI to Net loss	—	0.4	3.0	3.4
Net Change	6.1	0.4	(2.2)	4.3
Balance at June 30, 2020	$(374.2)	$(69.9)	$(65.5)	$(509.6)
Included within the reclassification from AOCI to Net Income for the three and six months ended June 30, 2020 were curtailment gains of $0.6 million and $1.8 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2020 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at June 30, 2020 was $10.7 million.
(18)    SUBSEQUENT EVENTS
Acquisition
As disclosed in our Current Report on Form 8-K filed on July 7, 2021, on July 6, 2021, we entered into definitive agreements, whereby we agreed to acquire one hundred percent (100%) of the share capital of U-POL Holdings Limited (“U-POL”), a leading manufacturer of repair and refinish products used primarily for automotive refinish and aftermarket protective applications, for £428 million in cash, subject to limited adjustments as described in the agreement. Closing of the acquisition is subject to satisfaction of certain regulatory requirements and other customary closing conditions.

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 50 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 130 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
We operate our business in two operating segments, Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed during the six months ended June 30, 2021 with no changes to the underlying business or segment structure. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 33.9%, including a 4.1% benefit from foreign currency translation, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increased sales were primarily driven by higher volumes of 25.9% as a result of demand recovery from the impacts of COVID-19 as well as slightly higher average selling price and product mix of 3.9%. The following trends have impacted our segment and end-market net sales performance:
•Performance Coatings: Net sales increased 33.9%, including a 4.7% benefit from foreign currency translation, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increased sales were primarily driven by higher volumes of 23.9% as a result of demand recovery from the impacts of COVID-19 and higher average selling prices and product mix of 5.3%. The favorable foreign currency translation is driven primarily by fluctuations of the Euro and Chinese Renminbi compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 33.7%, including a 2.5% benefit from foreign currency translation, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increased sales were primarily due to higher volumes of 30.5% as a result of demand recovery from the impacts of COVID-19. The favorable foreign currency translation is driven primarily by fluctuations of the Euro and Chinese Renminbi compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2021 and 2020, as follows:

(In millions)	Three Months Ended June 30,		2021 vs 2020	Six Months Ended June 30,		2021 vs 2020
	2021	2020	% change	2021	2020	% change
Performance Coatings
Refinish	$463.1	$261.9	76.8%	$862.1	$629.7	36.9%
Industrial	342.7	220.2	55.6%	651.0	500.1	30.2%
Total Net sales Performance Coatings	805.8	482.1	67.1%	1,513.1	1,129.8	33.9%
Mobility Coatings
Light Vehicle	243.9	126.3	93.1%	522.8	386.4	35.3%
Commercial Vehicle	77.1	44.3	74.0%	154.5	120.0	28.8%
Total Net sales Mobility Coatings	321.0	170.6	88.2%	677.3	506.4	33.7%
Total Net sales	$1,126.8	$652.7	72.6%	$2,190.4	$1,636.2	33.9%
Coronavirus (COVID-19) Pandemic
During the six months ended June 30, 2021, the Company continued its recovery, which began in the second half of 2020, from the significant adverse impact on the demand for our products and, thus, our income from operations, caused by the COVID-19 pandemic during the first half of 2020. While we have continued to see sequential improvements quarter over quarter, we remain cognizant of the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows.
We continue to actively monitor and manage supply chain challenges, including logistics, but, thus far, there have been no significant disruptions caused by COVID-19. Our supply chain team is coordinating with our suppliers to identify and mitigate potential areas of risk and manage inventories. Our business continues to be impacted in certain regions and end-markets as a result of government restrictions which were in place for parts of the quarter ended June 30, 2021 and we will continue to monitor impacts.
Supply-chain shortages, semiconductor shortages and raw material inflation
During the six months ended June 30, 2021, the Company was impacted by supply chain shortages as a result of severe weather in the U.S., semiconductor chip shortages impacting Light Vehicle production globally and inflation of raw material costs. We anticipate these conditions to continue to impact our results through the second half of 2021. We will continue to monitor these situations and mitigate potential areas of risk and manage inventories.
Capital and Liquidity Highlights
During the six months ended June 30, 2021, we paid cash consideration of $37.6 million for acquisitions, net of cash acquired. During July 2021, we announced another acquisition, which is discussed further in Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2021, we repurchased 4.2 million shares for total consideration of $123.6 million as we continue to execute against our previously approved share repurchase program. In April 2021, our Board of Directors authorized an increase in our common share repurchase program of $625.0 million, bringing the size of the program, initially announced in March 2017, to a total of $1.3 billion, of which we have already repurchased $562.5 million through June 30, 2021.
During the six months ended June 30, 2021, in connection with the Tenth Amendment to the Credit Agreement (the "Tenth Amendment") discussed within Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we increased the borrowing capacity under our revolving credit facility from $400.0 million to $550.0 million and extended the maturity of the revolving credit facility from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment.
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
Net sales

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$1,126.8	$652.7	$474.1	72.6%	$2,190.4	$1,636.2	$554.2	33.9%
Volume effect				56.4%				25.3%
Impact of acquisitions				1.6%				0.6%
Price/Mix effect				9.3%				3.9%
Exchange rate effect				5.3%				4.1%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19
● Higher average selling price driven by Performance Coatings as a result of pricing actions in both end-markets and improved product mix in Refinish
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
● Higher average selling price driven by Performance Coatings as a result of pricing actions in both end-markets and improved product mix in Refinish

Cost of sales

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of sales	$752.8	$499.2	$253.6	50.8%	$1,437.3	$1,146.0	$291.3	25.4%
% of net sales	66.8%	76.5%			65.6%	70.0%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Cost of sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19
● Higher variable input costs due to raw material inflation
● Increased compensation related expenses compared to prior year which were lower due to COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Decreased expenses of $31.1 million associated with improved utilization at manufacturing sites in the current year as manufacturing utilization was negatively impacted in the 2020 period due to COVID-19

● Lower expenses in 2021 compared to 2020 of $5.2 million resulting from fewer inventory write-offs
Cost of sales as a percentage of net sales decreased due to the following:
● Higher sales volume covering fixed costs
● Decreases in costs due to operational efficiencies associated with cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Cost of sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19
● Higher variable input costs due to raw material inflation
● Increased compensation related expenses compared to prior year which were lower due to COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Decreased expenses of $35.2 million associated with improved utilization at manufacturing sites in the current year as manufacturing utilization was negatively impacted in the 2020 period due to COVID-19

● Lower expenses in 2021 compared to 2020 of $7.3 million resulting from fewer inventory write-offs
Cost of sales as a percentage of net sales decreased due to the following:
● Higher sales volume covering fixed costs
● Decreases in costs due to operational efficiencies associated with cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation
Selling, general and administrative expenses

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A	$184.2	$154.2	$30.0	19.5%	$363.3	$349.6	$13.7	3.9%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Selling, general and administrative expenses increased due to the following:
● Increase in commissions and sales incentive compensation driven by increased sales
● Increased expenses as a result of acquisitions
● Increased compensation related expenses compared to prior year which were lower due to COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Lower expenses in 2021 compared to 2020 of $6.8 million resulting from fewer inventory write-offs

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Selling, general and administrative expenses increased due to the following:
● Increase in commissions and sales incentive compensation driven by increased sales
● Increased expenses as a result of acquisitions
● Increased compensation related expenses compared to prior year which were lower due to COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Reduction in costs due to operational efficiencies associated with our cost savings initiatives
● Lower expenses in 2021 compared to 2020 of $9.5 million resulting from fewer inventory write-offs
Other operating (benefits) charges

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other operating (benefits) charges	$(45.7)	$24.7	$(70.4)	(285.0)%	$57.1	$56.3	$0.8	1.4%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Other operating (benefits) charges decreased due to the following:
● Benefits of $71.8 million in the current year related to insurance recoveries and changes to our estimates for probable liabilities in for an operational matter in our Mobility Coatings segment discussed further in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

● Expenses of $4.5 million associated with the review of strategic alternatives that was concluded in March 2020, with no such expenses in 2021
● Impairment charges of $2.7 million in the prior year primarily related to impairments and associated write-downs resulting from our decision to exit the Performance Coatings segment business in Argentina, compared with no such expenses in 2021

Partially offset by:
● Increase of $7.5 million in termination benefits and other employee related costs associated with our cost saving initiatives from $15.2 million in the prior year to $22.7 million in the current year

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Other operating (benefits) charges increased due to the following:
● Expenses of $22.6 million in the current year as a result of a charge recorded in relation to probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Expenses of $10.6 million associated with the review of strategic alternatives that was concluded in March 2020, with no such expenses in 2021
● Decrease of $9.2 million in termination benefits and other employee related costs associated with our cost saving initiatives from $34.7 million in the prior year to $25.5 million in the current year

● Impairment charges of $3.2 million in the prior year primarily related to impairments and associated write-downs resulting from our decision to exit the Performance Coatings segment business in Argentina, compared with no such expenses in 2021

Research and development expenses

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development expenses	$15.8	$11.2	$4.6	41.1%	$31.4	$27.8	$3.6	12.9%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research and development expenses increased due to the following:
● Increase in compensation related expenses and other spending as a result of temporary cost savings initiatives during 2020

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Research and development expenses increased due to the following:
● Increase in compensation related expenses and other spending as a result of temporary cost savings initiatives during 2020
Amortization of acquired intangibles

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Amortization of acquired intangibles	$29.3	$27.9	$1.4	5.0%	$58.3	$55.9	$2.4	4.3%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Amortization of acquired intangibles increased due to the following:
● Unfavorable impacts of foreign currency translation, primarily related to fluctuations of the Euro compared to the U.S. dollar
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Amortization of acquired intangibles increased due to the following:
● Unfavorable impacts of foreign currency translation, primarily related to fluctuations of the Euro compared to the U.S. dollar
Interest expense, net

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense, net	$33.4	$36.1	$(2.7)	(7.5)%	$66.9	$72.6	$(5.7)	(7.9)%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Interest expense, net decreased primarily due to the following:
● Decrease in interest rates due to LIBOR decreases on our variable rate debt over the comparable period
Partially offset by:
● Unfavorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Interest expense, net decreased primarily due to the following:
● Decrease in interest rates due to LIBOR decreases on our variable rate debt over the comparable period
Partially offset by:
● Unfavorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Other income, net

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other income, net	$(8.1)	$(2.2)	$(5.9)	268.2%	$(8.5)	$(1.4)	$(7.1)	507.1%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Other income, net increased due to the following:
● Income of $8.3 million recorded in 2021 related to a law change with respect to certain Brazilian indirect taxes
Partially offset by:
● Unfavorable impact of foreign exchange losses of $2.1 million when compared with the prior year period

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Other income, net changed due to the following:
● Income of $8.3 million recorded in 2021 related to a law change with respect to certain Brazilian indirect taxes
● Reduction in debt extinguishment and refinancing related costs of $2.2 million
Partially offset by:
● Unfavorable impact of foreign exchange losses of $1.6 million when compared with the prior year period
Provision (benefit) for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$165.1	$(98.4)	$184.6	$(70.6)
Provision (benefit) for income taxes	38.7	(15.2)	42.5	(39.8)
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	23.4%	15.4%	23.0%	56.4%
Effective tax rate vs. statutory U.S. Federal income tax rate	2.4%	(5.6)%	2.0%	35.4%

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2021	2020	2021	2020
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(2.3)	$(1.6)	$(7.0)	$(5.9)
Changes in valuation allowance	5.4	2.1	12.4	(2.4)
Foreign exchange gain (loss), net	1.0	—	(0.6)	8.5
Non-deductible expenses and interest	1.3	1.8	2.1	3.1
Increase in unrecognized tax benefits(2)	1.4	1.4	3.7	19.3
Intra-entity asset transfer (3)	—	—	—	(50.5)
Foreign taxes	1.9	1.9	3.3	3.5
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
Performance Coatings Segment

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$805.8	$482.1	$323.7	67.1%	$1,513.1	$1,129.8	$383.3	33.9%
Volume effect				45.5%				23.0%
Impact of acquisitions				2.1%				0.9%
Price/Mix effect				14.0%				5.3%
Exchange rate effect				5.5%				4.7%

Adjusted EBIT	$139.7	$1.5	$138.2	9,213.3%	$256.9	$80.9	$176.0	217.6%
Adjusted EBIT Margin	17.3%	0.3%			17.0%	7.2%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net sales increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Higher average selling prices and product mix across both end-markets, driven by price actions within both end-markets and improved product mix in Refinish North America
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar

Adjusted EBIT increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets and most regions
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
● Higher operating expenses across both end-markets driven by EMEA and North America as a result of temporary cost savings initiatives during 2020
Adjusted EBIT margins increased during the three months ended June 30, 2021 due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets and most regions
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net sales increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Higher average selling prices and product mix across both end-markets, driven by price actions within both end-markets and improved product mix in Refinish North America
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro, Chinese Renminbi, and British Pound compared to the U.S. dollar

Adjusted EBIT increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets and most regions
● Lower operating expenses across most regions resulting from operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
Adjusted EBIT margins increased during the six months ended June 30, 2021 due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets and most regions
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
Mobility Coatings Segment

	Three Months Ended June 30,		2021 vs 2020		Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$321.0	$170.6	$150.4	88.2%	$677.3	$506.4	$170.9	33.7%
Volume effect				87.4%				30.5%
Price/Mix effect				(4.1)%				0.7%
Exchange rate effect				4.9%				2.5%

Adjusted EBIT	$5.7	$(39.3)	$45.0	114.5%	$44.9	$(13.5)	$58.4	432.6%
Adjusted EBIT Margin	1.8%	(23.0)%			6.6%	(2.7)%
Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net sales increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Lower average selling prices and product mix driven by Light Vehicle in our Latin America and Asia Pacific regions

Adjusted EBIT increased due to the following:
● Higher volumes across both end-markets across all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Lower operating expenses across most regions resulting from operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation
● Lower average selling prices and product mix driven by Light Vehicle in our Latin America and Asia Pacific regions
Adjusted EBIT margins increased during the three months ended June 30, 2021 due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Lower operating expenses across most regions resulting from operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation
Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net sales increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi, partially offset by the weakening of the Brazilian Real, compared to the U.S. dollar

Adjusted EBIT increased due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Lower operating expenses across all regions resulting from operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation
Adjusted EBIT margins increased during the six months ended June 30, 2021 due to the following:
● Higher volumes across both end-markets and all regions as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses compared to the prior year as a result of underutilized manufacturing assets in the prior year quarter due to COVID-19 demand impacts
● Lower operating expenses across all regions resulting from operational efficiencies associated with our cost savings initiatives
Partially offset by:
● Higher variable input costs due to raw material inflation
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2021, availability under the Revolving Credit Facility was $516.0 million, net of $34.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At June 30, 2021, we had $12.6 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $8.9 million.
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

Cash Flows

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by (used for):
Operating activities:
Net income (loss)	$142.1	$(30.8)
Depreciation and amortization	155.4	163.2
Amortization of deferred financing costs and original issue discount	4.2	4.1
Debt extinguishment and refinancing related costs	0.2	2.4
Deferred income taxes	5.2	(61.2)
Realized and unrealized foreign exchange losses, net	9.4	2.8
Stock-based compensation	7.8	11.2
Divestiture and impairment charges	—	3.2
Interest income on swaps designated as net investment hedges	(7.1)	(7.3)
Other non-cash, net	9.2	8.3
Net income adjusted for non-cash items	326.4	95.9
Changes in operating assets and liabilities	(179.3)	(98.4)
Operating activities	147.1	(2.5)
Investing activities	(91.3)	(34.3)
Financing activities	(169.9)	159.1
Effect of exchange rate changes on cash	(8.4)	(16.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(122.5)	$106.0
Six months ended June 30, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was $147.1 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $326.4 million. This was offset by net uses of working capital of $179.3 million, for which the most significant drivers were increases in accounts and notes receivable, inventory, and prepaid expenses and other assets of $154.2 million, $59.1 million, and $53.4 million, respectively. These outflows were primarily driven by timing of collections, inflation of raw material costs and building inventory to pre-COVID-19 levels to align with returning demand. The outflows were partially offset by increases in accounts payable of $60.0 million due to increased production and inflation of raw material costs and other accruals of $24.5 million primarily due to accruals related to the operational matter within the Mobility Coatings segment, which is discussed further in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2021 was $91.3 million. The primary uses were for purchases of property, plant and equipment of $60.3 million and $37.6 million for a business acquisition during April 2021, which is discussed further in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2021 was $169.9 million. The primary uses were for the purchase of common stock totaling $123.7 million and payments of $55.3 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2021 were unfavorable by $8.4 million, which was driven primarily by fluctuations in the Euro compared to the U.S. Dollar.

Six months ended June 30, 2020
Net Cash Used for Operating Activities
Net cash used for operating activities for the six months ended June 30, 2020 was $2.5 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $95.9 million. This was offset by net uses of working capital of $98.4 million, for which the most significant drivers were decreases in accounts payable of $131.0 million, other accrued liabilities of $87.9 million and increases in prepaid expenses and other assets of $60.3 million during the six months ended June 30, 2020. These outflows were primarily related to the timing of cash payments for employee related benefits, customer incentive payments, payments related to normal seasonal operating activities and decreased business activity associated with the COVID-19 downturn. Partially offsetting these outflows were decreases in receivables of $136.8 million and inventory of $32.5 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2020 was $34.3 million. The primary use was for purchases of property, plant and equipment of $42.4 million partially offset by interest proceeds on swaps designated as net investment hedges of $7.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $159.1 million. This change was driven primarily by cash proceeds of $500.0 million from the issuance of our 2027 Senior Notes, partially offset by the voluntary prepayment of $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. Offsetting the inflows were routine repayments of $31.7 million on short-term and long-term borrowings, payments of financing related costs of $6.0 million and purchases of noncontrolling interests of $1.6 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2020 were unfavorable by $16.3 million, which was driven primarily by weakening of the British Pound, Mexican Peso, South African Rand, Brazilian Real and Russian Ruble compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at June 30, 2021 and December 31, 2020 of $1,230.9 million and $1,360.9 million, respectively. Of these balances, $624.3 million and $761.7 million were maintained in non-U.S. jurisdictions as of June 30, 2021 and December 31, 2020, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

(In millions)	June 30, 2021	December 31, 2020
2024 Dollar Term Loans	$2,051.0	$2,063.2
2025 Euro Senior Notes	535.8	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	103.0	118.0
Unamortized original issue discount	(5.5)	(6.3)
Unamortized deferred financing costs	(30.4)	(34.3)
Total borrowings, net	3,853.9	3,892.7
Less:
Short-term borrowings	16.2	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,813.4	$3,838.5
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. During the six months ended June 30, 2021, we entered into the Tenth Amendment to the Credit Agreement in order to, among other things, increase the commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment. As a result, availability under the Revolving Credit Facility was $516.0 million and $366.0 million at June 30, 2021 and December 31, 2020, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended June 30, 2021:

(in millions, except per share data)
Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program(1)(2)
April 2021	—	$—	—	$797.5
May 2021	0.5	32.32	0.5	782.5
June 2021	1.4	31.54	1.4	737.5
Total	1.9	$31.73	1.9	$737.5
(1) All shares were repurchased through the $675.0 million share repurchase program announced in March 2017 (the "Program"). Under the Program, we repurchased $60.0 million of our common shares during the three months ended June 30, 2021 and $502.5 million in prior periods. At June 30, 2021, the Company had remaining authorization to repurchase $737.5 million of shares. There is no expiration date on the Program.
(2) In April 2021, our Board of Directors authorized an increase in the Program by $625.0 million, bringing the total size of the Program to $1.3 billion, of which we have already purchased $562.5 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.4*
Tenth Amendment to Credit Agreement, dated as of May 11, 2021, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 12, 2021)

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

AXALTA COATING SYSTEMS LTD.

Date:	July 26, 2021	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 26, 2021	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2021	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)