Form 10-Q
period 2021-09-30
Axalta Coating Systems Ltd.
filed 2021-10-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
50 Applied Bank Blvd
Suite 300
Glen Mills, Pennsylvania 19342
(855) 547-1461
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)
Two Commerce Square, 2001 Market Street, Suite 3600, Philadelphia, Pennsylvania 19103
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $1.00 par value	AXTA	New York Stock Exchange
(Title of class)	(Trading symbol)	(Exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2021, there were 228,350,964 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,088.6	$1,026.9	$3,279.0	$2,663.1
Cost of goods sold	745.3	634.1	2,182.6	1,780.1
Selling, general and administrative expenses	181.0	166.5	544.3	516.1
Other operating (benefits) charges	(7.6)	42.6	49.5	98.9
Research and development expenses	15.4	13.4	46.8	41.2
Amortization of acquired intangibles	29.8	28.6	88.1	84.5
Income from operations	124.7	141.7	367.7	142.3
Interest expense, net	33.8	39.8	100.7	112.4
Other (income) expense, net	(2.4)	2.3	(10.9)	0.9
Income before income taxes	93.3	99.6	277.9	29.0
Provision (benefit) for income taxes	24.4	17.1	66.9	(22.7)
Net income	68.9	82.5	211.0	51.7
Less: Net (loss) income attributable to noncontrolling interests	(0.2)	—	0.3	(0.2)
Net income attributable to controlling interests	$69.1	$82.5	$210.7	$51.9
Basic net income per share	$0.30	$0.35	$0.91	$0.22
Diluted net income per share	$0.30	$0.35	$0.90	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$68.9	$82.5	$211.0	$51.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(37.9)	33.4	(36.2)	(46.1)
Unrealized gain (loss) on derivatives	7.4	7.0	23.5	(36.3)
Unrealized gain (loss) on pension and other benefit plan obligations	1.2	(0.5)	3.7	(0.5)
Other comprehensive (loss) income, before tax	(29.3)	39.9	(9.0)	(82.9)
Income tax provision (benefit) related to items of other comprehensive (loss) income	1.5	1.0	4.6	(5.4)
Other comprehensive (loss) income, net of tax	(30.8)	38.9	(13.6)	(77.5)
Comprehensive income (loss)	38.1	121.4	197.4	(25.8)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.7)	(0.5)	0.2	(3.0)
Comprehensive income (loss) attributable to controlling interests	$38.8	$121.9	$197.2	$(22.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$627.7	$1,360.9
Restricted cash	10.4	3.1
Accounts and notes receivable, net	1,050.1	869.8
Inventories	677.9	559.9
Prepaid expenses and other current assets	147.7	132.2
Total current assets	2,513.8	2,925.9
Property, plant and equipment, net	1,193.5	1,194.5
Goodwill	1,619.8	1,294.9
Identifiable intangibles, net	1,323.0	1,148.8
Other assets	582.9	593.1
Total assets	$7,233.0	$7,157.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$622.5	$564.4
Current portion of borrowings	43.3	54.2
Other accrued liabilities	610.8	562.3
Total current liabilities	1,276.6	1,180.9
Long-term borrowings	3,799.2	3,838.5
Accrued pensions	288.0	309.9
Deferred income taxes	177.9	114.0
Other liabilities	204.2	234.1
Total liabilities	5,745.9	5,677.4
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 251.7 and 250.9 shares issued at September 30, 2021 and December 31, 2020, respectively	251.7	250.9
Capital in excess of par	1,510.7	1,487.1
Retained earnings	774.0	563.3
Treasury shares, at cost, 23.4 and 16.1 shares at September 30, 2021 and December 31, 2020, respectively	(657.3)	(443.5)
Accumulated other comprehensive loss	(438.3)	(424.8)
Total Axalta shareholders’ equity	1,440.8	1,433.0
Noncontrolling interests	46.3	46.8
Total shareholders’ equity	1,487.1	1,479.8
Total liabilities and shareholders’ equity	$7,233.0	$7,157.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive loss:
Net income	—	—	—	15.2	—	—	0.5	15.7
Net realized and unrealized gain on derivatives, net of tax of $1.3 million	—	—	—	—	—	7.9	—	7.9
Long-term employee benefit plans, net of tax $0.5 million	—	—	—	—	—	0.7	—	0.7
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.2)	(37.6)
Total comprehensive loss	—	—	—	15.2	—	(28.8)	0.3	(13.3)
Recognition of stock-based compensation	—	—	3.6	—	—	—	—	3.6
Shares issued under compensation plans	0.3	0.3	(0.2)	—	—	—	—	0.1
Common stock purchases	(2.3)	—	—	—	(63.7)	—	—	(63.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2021	232.8	251.2	1,490.5	578.5	(507.2)	(453.6)	46.4	1,405.8
Comprehensive income:
Net income	—	—	—	126.4	—	—	—	126.4
Net realized and unrealized gain on derivatives, net of tax of $1.0 million	—	—	—	—	—	5.9	—	5.9
Long-term employee benefit plans, net of tax of $0.3 million	—	—	—	—	—	1.0	—	1.0
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	38.7	0.6	39.3
Total comprehensive income	—	—	—	126.4	—	45.6	0.6	172.6
Recognition of stock-based compensation	—	—	4.2	—	—	—	—	4.2
Shares issued under compensation plans	0.5	0.5	12.2	—	—	—	—	12.7
Common stock purchases	(1.9)	—	—	—	(60.0)	—	—	(60.0)
Balance at June 30, 2021	231.4	251.7	1,506.9	704.9	(567.2)	(408.0)	47.0	1,535.3
Comprehensive income (loss):
Net income	—	—	—	69.1	—	—	(0.2)	68.9
Net realized and unrealized gain on derivatives, net of tax of $1.1 million	—	—	—	—	—	6.3	—	6.3
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.8	—	0.8
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.5)	(37.9)
Total comprehensive income (loss)	—	—	—	69.1	—	(30.3)	(0.7)	38.1
Recognition of stock-based compensation	—	—	3.9	—	—	—	—	3.9
Shares issued under compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Common stock purchases	(3.1)	—	—	—	(90.1)	—	—	(90.1)
Balance at September 30, 2021	228.3	$251.7	$1,510.7	$774.0	$(657.3)	$(438.3)	$46.3	$1,487.1

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	52.2	—	—	0.2	52.4
Net realized and unrealized loss on derivatives, net of tax benefit of $6.0 million	—	—	—	—	—	(34.7)	—	(34.7)
Long-term employee benefit plans, net of tax of $0.2 million	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(83.3)	(3.2)	(86.5)
Total comprehensive loss	—	—	—	52.2	—	(118.4)	(3.0)	(69.2)
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	5.1	—	—	—	—	5.1
Shares issued under compensation plans	0.4	0.5	(1.6)	—	—	—	—	(1.1)
Ownership changes relating to noncontrolling interests	—	—	0.5	—	—	—	(2.1)	(1.6)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2020	235.3	250.4	1,478.1	493.9	(417.5)	(513.9)	49.8	1,340.8
Comprehensive income (loss):
Net loss	—	—	—	(82.8)	—	—	(0.4)	(83.2)
Net realized and unrealized loss on derivatives, net of tax benefit of $0.4 million	—	—	—	—	—	(2.2)	—	(2.2)
Long-term employee benefit plans, net of tax benefit of $0.2 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	6.1	0.9	7.0
Total comprehensive income (loss)	—	—	—	(82.8)	—	4.3	0.5	(78.0)
Recognition of stock-based compensation	—	—	6.1	—	—	—	—	6.1
Shares issued under compensation plans	0.1	0.1	1.1	—	—	—	—	1.2
Changes in redeemable noncontrolling interests	—	—	(5.8)	—	—	—	(4.8)	(10.6)
Common stock purchases	—	—	—	—	(0.9)	—	—	(0.9)
Balance at June 30, 2020	235.4	250.5	1,479.5	411.1	(418.4)	(509.6)	45.5	1,258.6
Comprehensive income (loss):
Net income	—	—	—	82.5	—	—	—	82.5
Net realized and unrealized loss on derivatives, net of tax of $1.0 million	—	—	—	—	—	6.0	—	6.0
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	33.9	(0.5)	33.4
Total comprehensive income (loss)	—	—	—	82.5	—	39.4	(0.5)	121.4
Recognition of stock-based compensation	—	—	4.7	—	—	—	—	4.7
Shares issued under compensation plans	0.1	0.1	(0.1)	—	—	—	—	—
Balance at September 30, 2020	235.5	$250.6	$1,484.1	$493.6	$(418.4)	$(470.2)	$45.0	$1,384.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$211.0	$51.7
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234.7	243.6
Amortization of deferred financing costs and original issue discount	6.7	6.8
Deferred income taxes	9.3	(57.2)
Realized and unrealized foreign exchange losses, net	9.5	12.7
Stock-based compensation	11.7	15.9
Gain on sale of facility	(8.9)	—
Interest income on swaps designated as net investment hedges	(14.3)	(11.0)
Other non-cash, net	11.3	8.6
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(168.5)	(14.0)
Inventories	(107.8)	43.2
Prepaid expenses and other assets	(64.3)	(60.8)
Accounts payable	88.3	15.2
Other accrued liabilities	61.3	(40.9)
Other liabilities	10.0	17.1
Cash provided by operating activities	290.0	230.9
Investing activities:
Acquisitions, net of cash acquired	(647.3)	—
Purchase of property, plant and equipment	(98.7)	(56.2)
Interest proceeds on swaps designated as net investment hedges	14.3	11.0
Other investing activities, net	11.8	5.9
Cash used for investing activities	(719.9)	(39.3)
Financing activities:
Proceeds from long-term borrowings	—	500.0
Payments on short-term borrowings	(54.5)	(23.2)
Payments on long-term borrowings	(20.1)	(325.3)
Financing-related costs	(2.6)	(8.4)
Purchases of common stock	(213.8)	(0.9)
Net cash flows associated with stock-based awards	12.7	0.3
Purchase of noncontrolling interests	—	(5.8)
Other financing activities, net	(1.2)	0.1
Cash (used for) provided by financing activities	(279.5)	136.8
(Decrease) increase in cash	(709.4)	328.4
Effect of exchange rate changes on cash	(16.5)	(4.7)
Cash at beginning of period	1,364.0	1,020.5
Cash at end of period	$638.1	$1,344.2

Cash at end of period reconciliation:
Cash and cash equivalents	$627.7	$1,341.3
Restricted cash	10.4	2.9
Cash at end of period	$638.1	$1,344.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2021, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies
Recently Adopted Accounting Guidance
In March 2020, we adopted ASU 2020-04, "Reference Rate Reform" which provides optional expedients exercisable through December 31, 2022 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting.      In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified the scope and application of the original guidance. As of September 30, 2021, the expedients provided in this standard do not impact the Company. We will continue to monitor for potential impacts on our financial statements.
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
Risks and Uncertainties
In March 2020, the World Health Organization characterized the coronavirus ("COVID-19") a pandemic, and the COVID-19 outbreak was declared a national emergency in the United States. The rapid spread of the pandemic and the continuously evolving responses to combat it have had a negative impact on the global economy. The Company's results of operations, financial condition and cash flows were significantly impacted during 2020 as a result of the pandemic and we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. We are currently unable to fully determine the future impact of COVID-19 on our business, though we believe the pandemic will continue to have a negative effect on our business during 2021, and potentially longer. We are monitoring the progression of the pandemic and its ongoing and potential effect on our financial position, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis.
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at September 30, 2021 and December 31, 2020 were $39.6 million and $37.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At September 30, 2021 and December 31, 2020, the total carrying value of BIPs were $155.8 million and $165.4 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021 and 2020, $17.1 million, $46.1 million, $16.6 million and $49.9 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other upfront incentives made in conjunction with long-term customer commitments of $77.0 million and $79.8 million at September 30, 2021 and December 31, 2020, respectively, which we expect to be repaid in future periods.
See Note 17 for disaggregated net sales by end-market.
(3)    ACQUISITIONS
The pro-forma impacts on our results of operations, including the pro-forma effect of events that are directly attributable to the following acquisitions, were not significant.
Acquisition of U-POL Holdings Limited
On September 15, 2021, we completed the acquisition of U-POL Holdings Limited (“U-POL”) for an aggregate purchase price of $619.8 million. The acquisition of U-POL, a leading supplier of paint, protective coatings and accessories primarily for the automotive aftermarket, strengthens Axalta’s global refinish leadership position and supports its broader growth strategy. The results of the business are reported within our Performance Coatings segment. The U-POL acquisition was recorded as a business combination under ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.
At September 30, 2021, we have not finalized the purchase accounting related to the U-POL acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the closing date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The purchase price was allocated as follows:

September 15, 2021
Cash	$23.7
Accounts and notes receivable, net	22.5
Inventories	23.3
Prepaid expenses and other current assets, net	3.2
Property, plant and equipment, net	16.5
Identifiable intangible assets	273.0
Other assets	2.0
Accounts payable	(20.9)
Other accrued liabilities	(3.9)
Other liabilities	(0.9)
Deferred income taxes	(68.4)
Net assets before goodwill from acquisition	270.1
Goodwill from acquisition	349.7
Net assets acquired	$619.8
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to the assembled workforce and the anticipated future economic benefits and is allocated to our refinish reporting unit. The goodwill recognized at September 30, 2021 is not deductible for income tax purposes.
We incurred and expensed acquisition-related transaction costs for the U-POL acquisition of $8.8 million, included within other operating (benefits) charges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
The fair value associated with definite-lived intangible assets was $273.0 million, comprised of $38.0 million in developed technology, $35.0 million in trademarks and $200.0 million in customer relationships. The definite-lived intangible assets will be amortized over an average term of 16.9 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Other Acquisitions
During April 2021, we acquired a producer of wire enamels used in a range of consumer electronics, electric vehicle and industrial applications, based in China. The acquisition was accounted for as a business combination within our industrial end-market and Performance Coatings segment. The overall impacts to our condensed consolidated financial statements were not considered material as of and for the three and nine months ended September 30, 2021. As of September 30, 2021, we have not yet finalized the purchase accounting related to the acquisition and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the measurement period which will be no later than one year following the acquisition date.
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2020 to September 30, 2021 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2020	$1,211.3	$83.6	$1,294.9
Goodwill from acquisitions	372.8	—	372.8
Foreign currency translation	(45.2)	(2.7)	(47.9)
Balance at September 30, 2021	$1,538.9	$80.9	$1,619.8
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$592.8	$(413.5)	$179.3	10.2
Trademarks—indefinite-lived	272.8	—	272.8	Indefinite
Trademarks—definite-lived	136.1	(41.8)	94.3	14.4
Customer relationships	1,130.3	(355.7)	774.6	19.2
Other	15.1	(13.1)	2.0	5.0
Total	$2,147.1	$(824.1)	$1,323.0

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$564.8	$(383.6)	$181.2	10.4
Trademarks—indefinite-lived	282.9	—	282.9	Indefinite
Trademarks—definite-lived	103.6	(37.5)	66.1	16.0
Customer relationships	943.6	(329.3)	614.3	19.0
Other	15.3	(11.0)	4.3	5.0
Total	$1,910.2	$(761.4)	$1,148.8

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2021 and each of the succeeding five years is:

Remainder of 2021	$33.6
2022	132.1
2023	91.5
2024	86.7
2025	86.0
2026	85.4
(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for contractual termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and nine months ended September 30, 2021 and 2020, we incurred costs for termination benefits of $9.5 million, $36.5 million, $35.2 million and $67.4 million, respectively. Pretax charges during the nine months ended September 30, 2021 primarily relate to additional employee severance charges within Europe that were not included in the previously announced global restructuring made in July 2020 as the required works council consultations and other local legal requirements were completed during the quarter. The majority of our termination benefits are recorded within other operating (benefits) charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses from December 31, 2020 to September 30, 2021:

2021 Activity
Balance at December 31, 2020	$55.8
Expenses, net of changes to estimates	36.5
Payments made	(27.3)
Foreign currency translation	(2.2)
Balance at September 30, 2021	$62.8
During September 2021, we completed the sale of our manufacturing facility in Mechelen, Belgium, which stopped operations during 2020 as a result of actions taken to reduce operational costs via a manufacturing footprint rationalization announced in 2018. During the three and nine months ended September 30, 2021, the sale resulted in a gain of $8.9 million, of which $1.0 million is included in cost of goods sold and $7.9 million is included in other operating (benefits) charges in the condensed consolidated statements of operations.
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At September 30, 2021 and December 31, 2020, we had outstanding bank guarantees of $6.2 million and $8.5 million, respectively. A portion of our bank guarantees expire between 2021 and 2036, while others do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. During the nine months ended September 30, 2020, we incurred a $1.0 million charge related to our outstanding bank guarantees. We did not have any liabilities related to our outstanding bank guarantees recorded at September 30, 2021 and December 31, 2020.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third party products. The matter occurred over a discrete period during the fourth quarter of 2020.
When we filed, and as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we estimated that it was reasonably possible that losses associated with the matter could have been up to $250 million. Subsequent to the

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
filing of our Annual Report on Form 10-K and through the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, there were further developments which led us to conclude that losses from this matter were probable and that certain losses would be covered under our insurance policies, subject to deductible and policy limits as defined in our policies.
For the three and nine months ended September 30, 2021, we recorded a benefit of $18.7 million and expense of $3.9 million, respectively, within other operating (benefits) charges in the condensed consolidated statement of operations. The benefit in the three months ended September 30, 2021, primarily resulted from incremental anticipated insurance recoveries as a result of clarification of coverages under our policies. At September 30, 2021, we have recorded an estimated $48.7 million for insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $48.0 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at September 30, 2021. The recorded probable losses remain an estimate and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(7)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2.0	$1.8	$5.8	$5.5
Interest cost	1.9	2.6	5.8	7.2
Expected return on plan assets	(3.4)	(3.2)	(10.3)	(9.5)
Amortization of actuarial loss, net	1.3	0.7	3.8	2.5
Amortization of prior service cost, net	(0.1)	—	(0.1)	—
Plan curtailments	—	(0.7)	—	(2.5)
Net periodic benefit cost	$1.7	$1.2	$5.0	$3.2
All non-service components of net periodic benefit cost are recorded in other income, net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(8)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2021 and 2020, we recognized expenses of $3.9 million, $11.7 million, $4.7 million and $15.9 million, respectively, in stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.5 million, $1.2 million, $0.1 million, and $1.6 million for the three and nine months ended September 30, 2021 and 2020, respectively.
2021 Activity
A summary of award activity by type for the nine months ended September 30, 2021 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	2.5	$27.34
Granted	—	$—
Exercised	(0.5)	$28.26
Forfeited / Expired	(0.4)	$31.92
Outstanding at September 30, 2021	1.6	$25.65
Vested and expected to vest at September 30, 2021	1.6	$25.65	$6.4	5.14
Exercisable at September 30, 2021	1.4	$25.50	$6.0	4.86
Cash received by the Company upon exercise of options for the nine months ended September 30, 2021 was $14.1 million. Tax shortfall expenses on these exercises were $0.5 million.
At September 30, 2021, there was $0.2 million of unrecognized expense relating to unvested stock options that is expected to be amortized over the weighted average period of 0.5 years.

Restricted Stock Awards and Restricted Stock Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	1.0	$28.84
Granted	0.6	$28.85
Vested	(0.4)	$29.04
Forfeited	(0.1)	$28.92
Outstanding at September 30, 2021	1.1	$28.75
(1)    As of September 30, 2021, there are no restricted stock awards outstanding and only restricted stock units remain.
Tax shortfall expenses on the vesting of restricted stock awards and restricted stock units during the nine months ended September 30, 2021 was $0.1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
At September 30, 2021, there was $16.2 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.

Performance Stock Awards and Performance Share Units (1)	Awards/Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2021	0.5	$31.07
Granted	0.4	$29.53
Vested	—	$—
Forfeited	(0.2)	$31.84
Outstanding at September 30, 2021	0.7	$30.11
(1)    As of September 30, 2021, there are no performance stock awards outstanding and only performance share units remain.
Our performance stock awards and performance share units allow for participants to vest in more or less than the targeted number of shares granted. All of our performance awards are currently performing below the applicable targets. We currently expect a total of 0.4 million shares with a weighted average fair value per share of $29.74 to vest at the respective vesting dates for such awards. At September 30, 2021, there is $8.9 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.3 years. The forfeitures include performance stock awards and performance share units that vested below threshold payout.
(9)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange (gain) losses, net	$(0.7)	$5.5	$2.9	$7.5
Debt extinguishment and refinancing related costs	—	—	0.2	2.4
Other miscellaneous income, net (1)	(1.7)	(3.2)	(14.0)	(9.0)
Total	$(2.4)	$2.3	$(10.9)	$0.9
(1)    Activity during the nine months ended September 30, 2021 includes income of $8.3 million related to a law change with respect to certain Brazilian indirect taxes.
(10)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Effective Tax Rate	24.1%	(78.3)%
The Company's effective tax rate for the periods reflected in the condensed consolidated financial statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property and the impacts of certain ongoing tax audits, which occurred during the nine months ended September 30, 2020 and are discussed below.
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
The Company anticipates that it is reasonably possible it will settle up to $24.0 million, exclusive of interest and penalties, of its current unrecognized tax benefits within the next 12 months due to the expected conclusion of ongoing tax audits.
(11)    NET INCOME PER COMMON SHARE
Basic net income per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted stock awards, restricted stock units, performance stock awards and performance share units. A reconciliation of our basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income to common shareholders	$69.1	$82.5	$210.7	$51.9
Basic weighted average shares outstanding	229.9	235.3	232.1	235.1
Diluted weighted average shares outstanding	230.7	236.0	233.0	235.9
Net income per common share:
Basic net income per share	$0.30	$0.35	$0.91	$0.22
Diluted net income per share	$0.30	$0.35	$0.90	$0.22
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and nine months ended September 30, 2021 and 2020 were 0.3 million, 0.8 million, 2.8 million and 2.9 million, respectively.
(12)    ACCOUNTS AND NOTES RECEIVABLE, NET
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

	September 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$859.2	$738.3
Notes receivable	23.2	30.3
Other (2)	167.7	101.2
Total	$1,050.1	$869.8
(1)    Allowance for doubtful accounts was $24.5 million and $26.5 million at September 30, 2021 and December 31, 2020, respectively.
(2)    Includes $48.7 million at September 30, 2021 of insurance recoveries related to the operational matter as discussed further in Note 6.
Bad debt expense of $0.4 million, $1.3 million, $2.4 million and $12.8 million was included within selling, general and administrative expenses for the three and nine months ended September 30, 2021 and 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(13)    INVENTORIES

	September 30, 2021	December 31, 2020
Finished products	$364.0	$319.3
Semi-finished products	112.5	92.2
Raw materials	178.4	127.2
Stores and supplies	23.0	21.2
Total	$677.9	$559.9
Inventory reserves were $16.6 million and $17.0 million at September 30, 2021 and December 31, 2020, respectively.
(14)    PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2021	December 31, 2020
Property, plant and equipment	$2,293.8	$2,317.9
Accumulated depreciation	(1,100.3)	(1,123.4)
Property, plant, and equipment, net	$1,193.5	$1,194.5
Depreciation expense amounted to $31.5 million, $96.3 million, $31.1 million and $104.4 million for the three and nine months ended September 30, 2021 and 2020, respectively.
During May 2021, approximately $55.0 million of capitalized project costs related to an enterprise resource planning system previously classified as construction in progress were placed in service and depreciation was initiated. The majority of the costs will be depreciated over a 15-year useful life.
(15)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2021	December 31, 2020
2024 Dollar Term Loans	$2,045.0	$2,063.2
2025 Euro Senior Notes	525.2	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	106.4	118.0
Unamortized original issue discount	(5.1)	(6.3)
Unamortized deferred financing costs	(29.0)	(34.3)
Total borrowings, net	3,842.5	3,892.7
Less:
Short-term borrowings	19.0	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,799.2	$3,838.5
Revolving Credit Facility
During May 2021, we entered into the Tenth Amendment to the Credit Agreement (the "Tenth Amendment") to, among other things, increase commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity of the Revolving Credit Facility from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment. As a result, we recorded $1.4 million of incremental deferred financing costs.
At September 30, 2021 and December 31, 2020, letters of credit issued under the Revolving Credit Facility totaled $34.0 million which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $516.0 million and $366.0 million at September 30, 2021 and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2021.

Remainder of 2021	$21.6
2022	54.4
2023	27.3
2024	1,993.3
2025	528.5
Thereafter	1,251.5
Total borrowings	3,876.6
Unamortized original issue discount	(5.1)
Unamortized deferred financing costs	(29.0)
Total borrowings, net	$3,842.5
(16)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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
Fair value of contingent consideration
The fair value of contingent consideration associated with an acquisition completed in the current year is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other operating (benefits) charges in the condensed consolidated statements of operations. During the nine months ended September 30, 2021, in conjunction with the acquisition in China described in Note 3, we recorded fair value of contingent consideration of $7.3 million, which remained unchanged as of September 30, 2021. The contingent consideration was valued using a probability-weighted expected payment method. The analysis considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at September 30, 2021 and December 31, 2020.

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (2)	$—	$18.6	$—	$18.6	$—	$16.7	$—	$16.7
Foreign currency forward contracts (1)	—	0.1	—	0.1	—	—	—	—
Other assets:
Investments in equity securities	0.7	—	—	0.7	0.8	—	—	0.8
Liabilities:
Other accrued liabilities:
Interest rate caps (1)	—	0.5	—	0.5	—	2.0	—	2.0
Interest rate swaps (1)	—	29.3	—	29.3	—	28.9	—	28.9
Contingent consideration	—	—	7.3	7.3	—	—	—	—
Other liabilities:
Interest rate swaps (1)	—	9.3	—	9.3	—	31.1	—	31.1
Cross-currency swaps (2)	—	17.8	—	17.8	—	52.0	—	52.0
Long-term borrowings:
2024 Dollar Term Loans	—	2,039.6	—	2,039.6	—	2,043.0	—	2,043.0
2025 Euro Senior Notes	—	534.8	—	534.8	—	564.3	—	564.3
2027 Dollar Senior Notes	—	521.6	—	521.6	—	533.1	—	533.1
2029 Dollar Senior Notes	—	684.6	—	684.6	—	704.6	—	704.6
(1)    Cash flow hedge
(2)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities for the nine months ended September 30, 2021.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance January 1, 2021	$—
Business acquisition	7.3
Ending balance at September 30, 2021	$7.3
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

The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in accumulated other comprehensive loss ("AOCI"):

	September 30, 2021	December 31, 2020
AOCI:
Interest rate caps (cash flow hedges)	$0.7	$2.6
Interest rate swaps (cash flow hedges)	38.6	60.0
Foreign currency forward contracts (cash flow hedges)	0.1	0.3
Cross-currency swaps (net investment hedges)	(0.8)	35.2
Total AOCI	$38.6	$98.1

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2021 and 2020 for these cash flow and net investment hedges.

		For the Three Months Ended September 30,
		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$0.7	$0.1	$0.6
Interest rate swaps	Interest expense, net	0.9	7.5	0.4	7.0
Foreign currency forward contracts	Cost of goods sold	—	0.1	0.1	—
Cross-currency swaps	Interest expense, net	(20.4)	(4.8)	16.9	(3.6)

		For the Nine Months Ended September 30,
		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$1.9	$1.2	$1.5
Interest rate swaps	Interest expense, net	0.3	21.7	48.0	11.5
Foreign currency forward contracts	Cost of goods sold	—	0.2	0.1	—
Cross-currency swaps	Interest expense, net	(50.3)	(14.3)	(2.5)	(11.0)
Over the next 12 months, we expect losses of $30.1 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate caps, interest rate swaps, and foreign currency forward contracts.
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
During July 2021, we entered into two foreign currency forward contracts with a total notional value of £259.1 million to hedge the variability in exchange rates between the execution date of the agreement to purchase U-POL and the closing of the transaction. The contracts were settled in September 2021, and we realized a loss of $0.6 million within Other (income) expense, net on the condensed consolidated statement of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Other (income) expense, net	$(0.9)	$(4.4)	$(6.8)	$(5.3)
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We have two operating segments, which are also our reportable segments: Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed earlier in 2021 with no changes to the underlying business or segment structure. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (1):
Refinish	$443.4	$401.7	$1,305.5	$1,031.4
Industrial	335.8	281.0	986.8	781.1
Total Net sales Performance Coatings	779.2	682.7	2,292.3	1,812.5
Light Vehicle	235.4	276.3	758.2	662.7
Commercial Vehicle	74.0	67.9	228.5	187.9
Total Net sales Mobility Coatings	309.4	344.2	986.7	850.6
Total Net sales	$1,088.6	$1,026.9	$3,279.0	$2,663.1
Depreciation and amortization expense (2):
Performance Coatings	$57.0	$57.4	$167.4	$175.3
Mobility Coatings	22.3	23.0	67.3	68.3
Total Depreciation and amortization expense	$79.3	$80.4	$234.7	$243.6
(1)The Company has no intercompany sales between segments.
(2)Depreciation and amortization expenses relating to assets used within the operations of a specifically identifiable segment are recorded to the appropriate segment, while depreciation and amortization expenses relating to assets shared in our integrated supply chain are allocated to the appropriate segments on a consistent basis reflecting their use.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBIT (1):
Performance Coatings	$122.8	$133.9	$379.7	$214.8
Mobility Coatings	(2.7)	48.5	42.2	35.0
Total (2)	120.1	182.4	421.9	249.8
Interest expense, net	33.8	39.8	100.7	112.4
Debt extinguishment and refinancing related costs (a)	—	—	0.2	2.4
Termination benefits and other employee related costs (b)	9.6	35.7	35.1	70.4
Strategic review and retention costs (c)	2.1	6.9	9.7	25.1
Acquisition and divestiture-related costs (d)	9.2	0.1	10.8	0.3
Impairment (benefits) charges(e)	(0.8)	0.3	(0.8)	3.5
Pension special events (f)	—	(0.7)	—	(2.5)
Accelerated depreciation (g)	0.6	0.4	1.8	8.9
Indemnity (income) loss (h)	(0.1)	0.3	(0.2)	0.3
Operational matter (i)	(18.7)	—	3.9	—
Brazil indirect tax (j)	—	—	(8.3)	—
Gain on sale of facility (k)	(8.9)	—	(8.9)	—
Income before income taxes	$93.3	$99.6	$277.9	$29.0

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees that were earned over a period of 18-24 months, which ended during September 2021. These amounts are not considered indicative of our ongoing performance.

(d)	Represents acquisition and divestiture-related expenses and non-cash fair value inventory adjustments associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(e)	Represents impairment (benefits) charges, which are not considered indicative of our ongoing performance. The current year benefit primarily reflects a recovered gain on a previously impaired asset.

(f)	Represents certain defined benefit pension costs associated with special events, including pension curtailments, settlements and special termination benefits, which we do not consider indicative of our ongoing operating performance.

(g)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments, which we do not consider indicative of our ongoing operating performance.

(h)	Represents indemnity income associated with acquisitions, which we do not consider indicative of our ongoing operating performance.

(i)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 6, which is not indicative of our ongoing operating performance.

(j)	Represents non-recurring income related to a law change with respect to certain Brazilian indirect taxes which was recorded within other (income) expense, net.

(k)	Represents non-recurring income related to the sale of a previously closed manufacturing facility.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(282.0)	$(88.7)	$(54.1)	$(424.8)
Current year deferrals to AOCI	(37.4)	—	1.3	(36.1)
Reclassifications from AOCI to Net income	—	0.7	6.6	7.3
Net Change	(37.4)	0.7	7.9	(28.8)
Balance at March 31, 2021	(319.4)	(88.0)	(46.2)	(453.6)
Current year deferrals to AOCI	38.7	—	(0.8)	37.9
Reclassifications from AOCI to Net income	—	1.0	6.7	7.7
Net Change	38.7	1.0	5.9	45.6
Balance at June 30, 2021	(280.7)	(87.0)	(40.3)	(408.0)
Current year deferrals to AOCI	(37.4)	—	(0.8)	(38.2)
Reclassifications from AOCI to Net income	—	0.8	7.1	7.9
Net Change	(37.4)	0.8	6.3	(30.3)
Balance at September 30, 2021	$(318.1)	$(86.2)	$(34.0)	$(438.3)
The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2021 was $32.3 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2021 was $5.4 million.

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
Included within the reclassification from AOCI to Net Income for the three and nine months ended September 30, 2020 were curtailment and settlement impacts of $1.3 million and $3.1 million, respectively. The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2020 was $27.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at September 30, 2020 was $9.7 million.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "suggests," "plan," "believe," "intend," "estimates," "targets," "projects," "should," "could," "would," "may," "will," "forecast" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors", could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 48 customer training centers and approximately 13,000 people allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
We operate our business in two operating segments, Performance Coatings and Mobility Coatings. Previously named Transportation Coatings, our Mobility Coatings segment was renamed earlier in 2021 with no changes to the underlying business or segment structure. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 23.1%, including a 3.0% benefit from foreign currency translation, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increased sales were primarily driven by higher volumes of 14.9% as a result of demand recovery from the impacts of COVID-19, partially offset by the impacts of semiconductor chip and other supply chain shortages on our customers, as well as higher average selling price and product mix of 4.1%. The following trends have impacted our segment and end-market net sales performance:
•Performance Coatings: Net sales increased 26.5%, including a 3.4% benefit from foreign currency translation, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increased sales were primarily driven by higher volumes of 16.3% as a result of demand recovery from the impacts of COVID-19 and higher average selling prices and product mix of 5.2%. The favorable foreign currency translation is driven primarily by fluctuations of the Euro and Chinese Renminbi compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 16.0%, including a 2.1% benefit from foreign currency translation, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increased sales were primarily due to higher volumes of 12.0% as a result of demand recovery from the impacts of COVID-19, partially offset by semiconductor chip and other supply chain shortages, as well as higher average selling prices and product mix of 1.9%. The favorable foreign currency translation is driven primarily by fluctuations of the Euro and Chinese Renminbi compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2021 and 2020, as follows:

(In millions)	Three Months Ended September 30,		2021 vs 2020	Nine Months Ended September 30,		2021 vs 2020
	2021	2020	% change	2021	2020	% change
Performance Coatings
Refinish	$443.4	$401.7	10.4%	$1,305.5	$1,031.4	26.6%
Industrial	335.8	281.0	19.5%	986.8	781.1	26.3%
Total Net sales Performance Coatings	779.2	682.7	14.1%	2,292.3	1,812.5	26.5%
Mobility Coatings
Light Vehicle	235.4	276.3	(14.8)%	758.2	662.7	14.4%
Commercial Vehicle	74.0	67.9	9.0%	228.5	187.9	21.6%
Total Net sales Mobility Coatings	309.4	344.2	(10.1)%	986.7	850.6	16.0%
Total Net sales	$1,088.6	$1,026.9	6.0%	$3,279.0	$2,663.1	23.1%
Semiconductor chip shortages, supply chain shortages and raw material inflation
During the nine months ended September 30, 2021, we were impacted by supply chain shortages as a result of semiconductor chip shortages affecting Light Vehicle production globally, severe weather in the U.S., inflation of raw material costs, and logistics constraints. We anticipate these conditions will continue to impact our results into 2022. We will continue to monitor these conditions and take appropriate actions that we believe will help mitigate costs and other operational impacts.
Coronavirus (COVID-19) Pandemic
During the nine months ended September 30, 2021, we continued to recover from the significant adverse impact on the demand for our products and, thus, our income from operations, caused by the COVID-19 pandemic, which began in early 2020. While we have seen a return to more stable quarter-over-quarter demand for our products, we remain cognizant of the potential impacts of new variants, shutdowns or restrictions put in place on our future results of operations, financial condition and cash flows. The risks and uncertainties related to the COVID-19 pandemic are discussed in further detail within Note 1 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Acquisitions Highlights
During the nine months ended September 30, 2021, we successfully completed two strategic acquisitions within our Performance Coatings segment, including the acquisition of U-POL Holdings Limited, which are discussed in further detail within Note 3 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital and Liquidity Highlights
During the nine months ended September 30, 2021, we repurchased 7.3 million shares of our common stock for total consideration of $213.7 million as we continue to execute against our previously-approved share repurchase program. In April 2021, our Board of Directors authorized an increase in our common share repurchase program of $625.0 million, bringing the size of the program, initially announced in March 2017, to a total of $1.3 billion, of which we have already repurchased $652.6 million through September 30, 2021.
During the nine months ended September 30, 2021, in connection with the Tenth Amendment to the Credit Agreement (the "Tenth Amendment") discussed within Note 15 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we increased the borrowing capacity under our revolving credit facility from $400.0 million to $550.0 million and extended the maturity of the revolving credit facility from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment.
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
Net sales

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$1,088.6	$1,026.9	$61.7	6.0%	$3,279.0	$2,663.1	$615.9	23.1%
Volume effect				(1.6)%				14.9%
Impact of acquisitions				1.8%				1.1%
Price/Mix effect				4.5%				4.1%
Exchange rate effect				1.3%				3.0%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net sales increased due to the following:
● Higher average selling price across both segments and most regions as a result of pricing actions taken to offset input price inflation
● Favorable impact from acquisitions
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Lower sales volumes driven by Mobility Coatings as a result of customer production limitations due to semiconductor chip and other supply chain shortages
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19, muted by customer production limitations resulting from semiconductor and other supply-chain shortages

● Higher average selling price driven in both segments and most regions as a result of pricing actions taken to offset input price inflation
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar

Cost of sales

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of sales	$745.3	$634.1	$111.2	17.5%	$2,182.6	$1,780.1	$402.5	22.6%
% of net sales	68.5%	61.7%			66.6%	66.8%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Cost of sales increased due to the following:
● Higher variable input costs due to raw material inflation and supply chain impacts
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
● Increased costs associated with the acquisitions
Partially offset by:
● Lower sales volumes driven by Mobility Coatings as a result of customer production limitations due to semiconductor chip and other supply chain shortages
Cost of sales as a percentage of net sales increased due to the following:
● Higher variable input costs due to raw material inflation and supply chain impacts
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

● Lower sales volume covering fixed costs
Partially offset by:
● Higher average selling prices
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Cost of sales increased due to the following:
● Higher sales volumes across both segments as a result of demand recovery from the impacts of COVID-19
● Higher variable input costs due to raw material inflation and supply chain impacts
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
● Increased costs associated with the acquisitions
Partially offset by:
● Reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives, partially offset by the lapse of temporary cost savings in the prior year
● Decreased expenses of $35.2 million associated with improved utilization at manufacturing sites in the current year as manufacturing utilization was negatively impacted in the 2020 period due to impacts from COVID-19

● Lower expenses in 2021 compared to 2020 of $7.9 million resulting from fewer inventory write-offs
Cost of sales as a percentage of net sales decreased due to the following:
● Higher sales volume covering fixed costs
● Decreased expenses of $35.2 million associated with improved utilization at manufacturing sites in the current year as manufacturing utilization was negatively impacted in the 2020 period due to impacts from COVID-19

Partially offset by:
● Higher variable input costs due to raw material inflation
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions

Selling, general and administrative expenses

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
SG&A	$181.0	$166.5	$14.5	8.7%	$544.3	$516.1	$28.2	5.5%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Selling, general and administrative expenses increased due to the following:
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

● Increased expenses as a result of acquisitions
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Lower bad debt expenses in 2021 compared to 2020 of $2.0 million associated with trade receivables
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Selling, general and administrative expenses increased due to the following:
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

● Increase in commissions and sales incentive compensation driven by increased sales
● Increased expenses as a result of acquisitions
● Increased compensation-related expenses compared to the prior year, which were lower due to temporary COVID-19 related cost reduction actions
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
Partially offset by:
● Lower bad debt expenses in 2021 compared to 2020 of $11.5 million associated with trade receivables
Other operating (benefits) charges

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other operating (benefits) charges	$(7.6)	$42.6	$(50.2)	(117.8)%	$49.5	$98.9	$(49.4)	(49.9)%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Other operating (benefits) charges changed due to the following:
● Decrease of $26.1 million in termination benefits and other employee related costs associated with our cost saving initiatives from $35.7 million in the prior year to $9.6 million in the current year

● Benefits of $18.7 million in the current year related to an operational matter in our Mobility Coatings segment discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

● Gain of $7.9 million in the current year related to the sale of a manufacturing facility
● Decrease of $4.8 million associated with retention award amortization, from $6.9 million in the prior year to $2.1 million the current year
Partially offset by:
● Increase of $7.9 million related to expenses for acquisition activity during the current year

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Other operating (benefits) charges changed due to the following:
● Decrease of $35.3 million in termination benefits and other employee related costs associated with our cost saving initiatives from $70.4 million in the prior year to $35.1 million in the current year

● Decrease of $15.4 million associated with the review of strategic alternatives that was concluded in March 2020 and retention awards, from $25.1 million in the prior year to $9.7 million in the current year

● Gain of $7.9 million in the current year related to the sale of a manufacturing facility
● Decrease of $4.3 in impairment charges primarily related to impairments and associated write-downs in the prior year resulting from our decision to exit the Performance Coatings segment business in Argentina, which did not exist in the current year

Partially offset by:
● Increase of $9.3 million related to expenses for acquisition activity during the current year
● Increase of $3.9 million in the current year as a result of a charge recorded in relation to probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Research and development expenses

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development expenses	$15.4	$13.4	$2.0	14.9%	$46.8	$41.2	$5.6	13.6%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research and development expenses increased due to the following:
● Increase in compensation-related expenses and other spending due to the absence of temporary cost savings initiatives that were in place during 2020
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Research and development expenses increased due to the following:
● Increase in compensation-related expenses and other spending due to the absence of temporary cost savings initiatives that were in place during 2020
Amortization of acquired intangibles

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Amortization of acquired intangibles	$29.8	$28.6	$1.2	4.2%	$88.1	$84.5	$3.6	4.3%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Amortization of acquired intangibles increased due to the following:
● Amortization related to intangible assets acquired in our recent acquisitions
● Unfavorable impacts of foreign currency translation, primarily related to fluctuations of the Euro compared to the U.S. dollar
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Amortization of acquired intangibles increased due to the following:
● Amortization related to intangible assets acquired in our recent acquisitions
● Unfavorable impacts of foreign currency translation, primarily related to fluctuations of the Euro compared to the U.S. dollar

Interest expense, net

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense, net	$33.8	$39.8	$(6.0)	(15.1)%	$100.7	$112.4	$(11.7)	(10.4)%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Interest expense, net decreased primarily due to the following:
● Decrease in variable and fixed interest rates due to LIBOR decreases on our variable rate debt over the comparable period and benefits on our fixed rate debt obtained during our debt refinancing activity in November 2020

● Favorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Interest expense, net decreased primarily due to the following:
● Decrease in variable and fixed interest rates due to LIBOR decreases on our variable rate debt over the comparable period and benefits on our fixed rate debt obtained during our debt refinancing activity in November 2020

Partially offset by:
● Unfavorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Other (income) expense, net

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other (income) expense, net	$(2.4)	$2.3	$(4.7)	204.3%	$(10.9)	$0.9	$(11.8)	(1,311.1)%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Other (income) expense, net changed due to the following:
● Favorable impact of foreign exchange gain of $6.2 million when compared with the prior year period
Partially offset by:
● A net benefit of $0.7 million during the prior period as a result of pension curtailment and settlements released from accumulated other comprehensive loss, partially offset by special termination benefits, which does not exist in the current year

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Other (income) expense, net changed due to the following:
● Income of $8.3 million recorded in 2021 related to a law change with respect to certain Brazilian indirect taxes
● Reduction in debt extinguishment and refinancing related costs of $2.2 million
● Favorable impact of foreign exchange losses of $4.6 million when compared with the prior year period
Partially offset by:
● A net benefit of $2.5 million during the prior period as a result of pension curtailment and settlements released from accumulated other comprehensive loss, partially offset by special termination benefits, which does not exist in the current year

Provision (benefit) for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$93.3	$99.6	$277.9	$29.0
Provision (benefit) for income taxes	24.4	17.1	66.9	(22.7)
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	26.2%	17.2%	24.1%	(78.3)%
Effective tax rate vs. statutory U.S. Federal income tax rate	5.2%	(3.8)%	3.1%	(99.3)%

	(Favorable) Unfavorable Impact
	Three Months Ended September 30,		Nine Months Ended September 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2021	2020	2021	2020
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(3.7)	$(7.0)	$(10.7)	$(12.9)
Changes in valuation allowance	4.7	(1.1)	17.2	(3.5)
Foreign exchange gain (loss), net	(0.6)	2.1	(1.2)	10.6
Non-deductible expenses and interest	2.1	0.9	4.2	4.0
Increase in unrecognized tax benefits(2)	1.8	1.8	5.5	21.1
Intra-entity asset transfer (3)	—	—	—	(50.5)
Foreign taxes	1.2	0.9	4.5	4.4
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) In 2020, the Company recorded charges of $14.3 million related to tax positions in Germany.
(3) In 2020, the Company recorded a tax benefit related to the step-up of tax-deductible basis upon transfer of certain intellectual property rights to our Swiss subsidiary.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$779.2	$682.7	$96.5	14.1%	$2,292.3	$1,812.5	$479.8	26.5%
Volume effect				5.2%				16.3%
Impact of acquisitions				2.7%				1.6%
Price/Mix effect				5.0%				5.2%
Exchange rate effect				1.2%				3.4%

Adjusted EBIT	$122.8	$133.9	$(11.1)	(8.3)%	$379.7	$214.8	$164.9	76.8%
Adjusted EBIT Margin	15.8%	19.6%			16.6%	11.9%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19
● Higher average selling prices and product mix across both end-markets, driven by price actions within both end-markets to offset raw material inflation
● Favorable impact from acquisitions closed during 2021
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar

Adjusted EBIT decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

Partially offset by:
● Higher average selling prices and product mix across both end-markets and most regions
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19
Adjusted EBIT margins decreased during the three months ended September 30, 2021 due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

Partially offset by:
● Higher average selling prices and product mix across both end-markets and most regions
Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19
● Higher average selling prices and product mix across both end-markets, driven by price actions within both end-markets and improved product mix in Refinish North America
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
● Favorable impact from acquisitions closed during 2021

Adjusted EBIT increased due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses of $14.3 million compared to the prior year as a result of underutilized manufacturing assets in the prior year period due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets and most regions
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro, Chinese Renminbi, and Canadian Dollar compared to the U.S. dollar
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
Adjusted EBIT margins increased during the nine months ended September 30, 2021 due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19
● Lower manufacturing expenses of $14.3 million compared to the prior year as a result of underutilized manufacturing assets in the prior year period due to COVID-19 demand impacts
● Higher average selling prices and product mix across both end-markets, driven by price actions within both end-markets and improved product mix in Refinish North America
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material inflation
Mobility Coatings Segment

	Three Months Ended September 30,		2021 vs 2020		Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$309.4	$344.2	$(34.8)	(10.1)%	$986.7	$850.6	$136.1	16.0%
Volume effect				(15.2)%				12.0%
Price/Mix effect				3.6%				1.9%
Exchange rate effect				1.5%				2.1%

Adjusted EBIT	$(2.7)	$48.5	$(51.2)	(105.6)%	$42.2	$35.0	$7.2	(20.6)%
Adjusted EBIT Margin	(0.9)%	14.1%			4.3%	4.1%
Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net sales decreased due to the following:
● Lower sales volumes driven by Light Vehicle as a result of customer production limitations due to semiconductor chip and other supply chain shortages
Partially offset by:
● Higher average selling prices and product mix across both end-markets and most regions driven by price actions
● Favorable impacts of currency translation, due primarily to the fluctuations of the Chinese Renminbi, Brazilian Real and Euro compared to the U.S. dollar

Adjusted EBIT decreased due to the following:
● Lower sales volumes driven by Light Vehicle as a result of customer production limitations due to semiconductor chip and other supply chain shortages
● Higher variable input costs across both end-markets and all regions due to raw material inflation
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

Partially offset by:
● Higher average selling prices and product mix driven by driven by price actions in Light Vehicle
Adjusted EBIT margins decreased during the three months ended September 30, 2021 due to the following:
● Lower sales volumes to cover fixed costs
● Higher variable input costs across both end-markets and all regions due to raw material inflation
● Higher operating costs due to the lapse of temporary cost savings in the prior year, partially offset by the reduction in costs resulting from operational efficiencies associated with our structural cost savings initiatives

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net sales increased due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19, partially offset by customer production limitations due to semiconductor chip and other supply chain shortages

● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Chinese Renminbi compared to the U.S. dollar
● Higher average selling prices and product mix driven by driven by Light Vehicle price actions within most regions

Adjusted EBIT increased due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19, partially offset by customer production limitations due to semiconductor chip and other supply chain shortages

● Higher average selling price and product mix driven by price actions
● Lower manufacturing expenses of $20.9 million compared to the prior year as a result of underutilized manufacturing assets in the prior year period due to COVID-19 demand impacts
Partially offset by:
● Higher variable input costs due to raw material inflation
Adjusted EBIT margins remained roughly the same during the nine months ended September 30, 2021 due to the following:
● Higher sales volumes across both end-markets as a result of demand recovery from the impacts of COVID-19 to cover fixed costs
● Higher average selling price and product mix driven by driven by price actions
● Lower manufacturing expenses of $20.9 million compared to the prior year as a result of underutilized manufacturing assets in the prior year period due to COVID-19 demand impacts
Largely offset by:
● Higher variable input costs due to raw material inflation
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2021, availability under the Revolving Credit Facility was $516.0 million, net of $34.0 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At September 30, 2021, we had $14.9 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $31.6 million.
We, or our affiliates, at any time and from time to time, may purchase shares of our common stock or the Senior Notes, and may prepay our Term Loans or other indebtedness. Any such purchases of our common stock or Senior Notes may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

Cash Flows

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by (used for):
Operating activities:
Net income	$211.0	$51.7
Depreciation and amortization	234.7	243.6
Amortization of deferred financing costs and original issue discount	6.7	6.8
Deferred income taxes	9.3	(57.2)
Realized and unrealized foreign exchange losses, net	9.5	12.7
Stock-based compensation	11.7	15.9
Gain on sale of facility	(8.9)	—
Interest income on swaps designated as net investment hedges	(14.3)	(11.0)
Other non-cash, net	11.3	8.6
Net income adjusted for non-cash items	471.0	271.1
Changes in operating assets and liabilities	(181.0)	(40.2)
Operating activities	290.0	230.9
Investing activities	(719.9)	(39.3)
Financing activities	(279.5)	136.8
Effect of exchange rate changes on cash	(16.5)	(4.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(725.9)	$323.7
Nine months ended September 30, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was $290.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $471.0 million. This was offset by net uses of working capital of $181.0 million, for which the most significant drivers were increases in accounts and notes receivable, inventory, and prepaid expenses and other assets of $168.5 million, $107.8 million, and $64.3 million, respectively. These outflows were primarily driven by insurance receivables related to the operational matter within the Mobility Coatings segment, which is discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, inflation of raw material costs and building inventory to pre-COVID-19 levels to align with returning demand. The outflows were partially offset by increases in accounts payable of $88.3 million due to increased production and inflation of raw material costs and other accruals of $61.3 million primarily due to accruals related to the operational matter within the Mobility Coatings segment.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2021 was $719.9 million. The primary uses were $647.3 million for business acquisitions during April and September 2021, which are discussed further in Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and purchases of property, plant and equipment of $98.7 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2021 was $279.5 million. The primary uses were for the purchase of common stock totaling $213.8 million and payments of $74.6 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2021 were unfavorable by $16.5 million, which was driven primarily by fluctuations in the Euro compared to the U.S. Dollar.

Nine months ended September 30, 2020
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2020 was $230.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $271.1 million. This was offset by net uses of working capital of $40.2 million, for which the most significant drivers were increases in prepaid expenses and other assets of $60.8 million and other accrued liabilities of $40.9 million, partially offset by decreases in inventory of $43.2 million during the nine months ended September 30, 2020. These outflows were primarily related to the timing of cash payments for employee-related benefits, customer incentive payments, payments of normal seasonal operating activities and decreased business activity associated with the COVID-19 downturn.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2020 was $39.3 million. The primary use was for purchases of property, plant and equipment of $56.2 million, partially offset by interest proceeds on swaps designated as net investment hedges of $11.0 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $136.8 million. This change was driven primarily by cash proceeds of $500.0 million from the issuance of our 2027 Senior Notes, partially offset by the voluntary prepayment of $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. Also offsetting the net inflows were routine repayments of $48.5 million on short-term and long-term borrowings, payments of financing related costs of $8.4 million and purchases of noncontrolling interests of $5.8 million.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2020 were unfavorable by $4.7 million, which was driven primarily by weakening of the Mexican Peso, South African Rand, Brazilian Real and Russian Ruble compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at September 30, 2021 and December 31, 2020 of $627.7 million and $1,360.9 million, respectively. Of these balances, $393.3 million and $761.7 million were maintained in non-U.S. jurisdictions as of September 30, 2021 and December 31, 2020, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost saving initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

The following table details our borrowings outstanding at the periods indicated:

(In millions)	September 30, 2021	December 31, 2020
2024 Dollar Term Loans	$2,045.0	$2,063.2
2025 Euro Senior Notes	525.2	552.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	106.4	118.0
Unamortized original issue discount	(5.1)	(6.3)
Unamortized deferred financing costs	(29.0)	(34.3)
Total borrowings, net	3,842.5	3,892.7
Less:
Short-term borrowings	19.0	29.9
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,799.2	$3,838.5
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. During the nine months ended September 30, 2021, we entered into the Tenth Amendment to the Credit Agreement in order to, among other things, increase the commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity from 2024 to 2026, provided that such date will be accelerated in certain circumstances as set forth in the Tenth Amendment. As a result, availability under the Revolving Credit Facility was $516.0 million and $366.0 million at September 30, 2021 and December 31, 2020, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended September 30, 2021:

(in millions, except per share data)
Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program(1)(2)
July 2021	1.4	$28.97	1.4	$697.5
August 2021	—	—	—	697.5
September 2021	1.7	29.09	1.7	647.4
Total	3.1	$29.04	3.1	$647.4
(1) All shares were repurchased through the share repurchase program announced in March 2017 (the "Program"). Under the Program, we repurchased $90.1 million of our common shares during the three months ended September 30, 2021. At September 30, 2021, the Company had remaining authorization to repurchase $647.4 million of shares. There is no expiration date on the Program.
(2) In April 2021, our Board of Directors authorized an increase in the Program by $625.0 million, bringing the total size of the Program to $1.3 billion, of which we have already purchased $652.6 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Institutional and Management Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd.

2.2*
Minority Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Minority Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	October 25, 2021	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 25, 2021	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2021	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)