Form 10-Q
period 2022-03-31
Axalta Coating Systems Ltd.
filed 2022-04-26
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2022, there were 221,467,603 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,174.1	$1,063.6
Cost of goods sold	837.4	684.5
Selling, general and administrative expenses	193.5	179.1
Other operating charges	7.7	102.8
Research and development expenses	16.4	15.6
Amortization of acquired intangibles	32.8	29.0
Income from operations	86.3	52.6
Interest expense, net	32.6	33.5
Other expense (income), net	1.8	(0.4)
Income before income taxes	51.9	19.5
Provision for income taxes	11.0	3.8
Net income	40.9	15.7
Less: Net (loss) income attributable to noncontrolling interests	(0.6)	0.5
Net income attributable to controlling interests	$41.5	$15.2
Basic net income per share	$0.18	$0.06
Diluted net income per share	$0.18	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$40.9	$15.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3.9)	(37.6)
Unrealized gain on derivatives	19.5	9.2
Unrealized gain on pension and other benefit plan obligations	0.9	1.2
Other comprehensive income (loss), before tax	16.5	(27.2)
Income tax provision related to items of other comprehensive income (loss)	3.0	1.8
Other comprehensive income (loss), net of tax	13.5	(29.0)
Comprehensive income (loss)	54.4	(13.3)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.3
Comprehensive income (loss) attributable to controlling interests	$54.5	$(13.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$576.2	$840.6
Restricted cash	10.6	10.6
Accounts and notes receivable, net	1,029.8	937.5
Inventories	764.0	669.7
Prepaid expenses and other current assets	135.7	117.2
Total current assets	2,516.3	2,575.6
Property, plant and equipment, net	1,184.4	1,186.2
Goodwill	1,574.4	1,592.7
Identifiable intangibles, net	1,237.5	1,278.2
Other assets	568.9	584.5
Total assets	$7,081.5	$7,217.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$748.0	$657.4
Current portion of borrowings	76.1	79.7
Other accrued liabilities	520.9	597.8
Total current liabilities	1,345.0	1,334.9
Long-term borrowings	3,739.2	3,749.9
Accrued pensions	261.4	269.3
Deferred income taxes	165.5	174.7
Other liabilities	149.2	149.7
Total liabilities	5,660.3	5,678.5
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 252.2 and 251.8 shares issued at March 31, 2022 and December 31, 2021, respectively	252.2	251.8
Capital in excess of par	1,518.2	1,515.5
Retained earnings	868.7	827.2
Treasury shares, at cost, 30.8 and 24.4 shares at March 31, 2022 and December 31, 2021, respectively	(862.3)	(687.2)
Accumulated other comprehensive loss	(401.4)	(414.4)
Total Axalta shareholders’ equity	1,375.4	1,492.9
Noncontrolling interests	45.8	45.8
Total shareholders’ equity	1,421.2	1,538.7
Total liabilities and shareholders’ equity	$7,081.5	$7,217.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income:
Net income	—	—	—	41.5	—	—	(0.6)	40.9
Net realized and unrealized gain on derivatives, net of tax of $2.6 million	—	—	—	—	—	16.9	—	16.9
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.5	—	0.5
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(4.4)	0.5	(3.9)
Total comprehensive income	—	—	—	41.5	—	13.0	(0.1)	54.4
Recognition of stock-based compensation	—	—	5.3	—	—	—	—	5.3
Shares issued under compensation plans	0.4	0.4	(2.3)	—	—	—	—	(1.9)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.2	(0.1)
Common stock purchases	(6.4)	—	—	—	(175.1)	—	—	(175.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	221.4	252.2	$1,518.2	$868.7	$(862.3)	$(401.4)	$45.8	$1,421.2

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive loss:
Net income	—	—	—	15.2	—	—	0.5	15.7
Net realized and unrealized gain on derivatives, net of tax of $1.3 million	—	—	—	—	—	7.9	—	7.9
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	0.7	—	0.7
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.2)	(37.6)
Total comprehensive loss	—	—	—	15.2	—	(28.8)	0.3	(13.3)
Recognition of stock-based compensation	—	—	3.6	—	—	—	—	3.6
Shares issued under compensation plans	0.3	0.3	(0.2)	—	—	—	—	0.1
Common stock purchases	(2.3)	—	—	—	(63.7)	—	—	(63.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2021	232.8	251.2	$1,490.5	$578.5	$(507.2)	$(453.6)	$46.4	$1,405.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$40.9	$15.7
Adjustment to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	77.7	76.4
Amortization of deferred financing costs and original issue discount	2.4	2.2
Deferred income taxes	(2.7)	(18.3)
Realized and unrealized foreign exchange losses, net	2.4	8.6
Stock-based compensation	5.3	3.6
Interest income on swaps designated as net investment hedges	(6.2)	(3.5)
Other non-cash, net	(1.6)	1.4
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(86.2)	(52.6)
Inventories	(91.5)	(36.2)
Prepaid expenses and other assets	(32.9)	(18.0)
Accounts payable	120.4	33.4
Other accrued liabilities	(66.7)	30.7
Other liabilities	(5.2)	(3.8)
Cash (used for) provided by operating activities	(43.9)	39.6
Investing activities:
Purchase of property, plant and equipment	(42.5)	(31.8)
Interest proceeds on swaps designated as net investment hedges	6.2	3.5
Settlement proceeds on swaps designated as net investment hedges	25.0	—
Other investing activities, net	1.0	0.5
Cash used for investing activities	(10.3)	(27.8)
Financing activities:
Payments on short-term borrowings	(24.1)	(20.0)
Payments on long-term borrowings	(6.8)	(6.7)
Financing-related costs	—	(1.5)
Purchases of common stock	(175.1)	(63.7)
Net cash flows associated with stock-based awards	(1.9)	0.1
Other financing activities, net	(0.2)	(0.7)
Cash used for financing activities	(208.1)	(92.5)
Decrease in cash	(262.3)	(80.7)
Effect of exchange rate changes on cash	(2.1)	(13.5)
Cash at beginning of period	851.2	1,364.0
Cash at end of period	$586.8	$1,269.8

Cash at end of period reconciliation:
Cash and cash equivalents	$576.2	$1,266.9
Restricted cash	10.6	2.9
Cash at end of period	$586.8	$1,269.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2022, the results of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the three months ended March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our entities are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year.
Risks and Uncertainties
After experiencing significant impacts to our results of operations, financial condition and cash flows in 2020 from the coronavirus ("COVID-19") pandemic, we have seen a return to more stable quarter-over-quarter demand for our products and services during 2021 and into 2022, though we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. We are currently unable to fully determine the future impact of COVID-19 on our business, though we believe the pandemic will continue to have a negative effect on our business during 2022, and potentially longer. We are monitoring the progression of the pandemic and its ongoing and potential effect on our financial position, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis.
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at March 31, 2022 and December 31, 2021 were $37.7 million and $36.1 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At March 31, 2022 and December 31, 2021, the total carrying value of BIPs were $149.3 million and $151.2 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, $14.5 million and $15.3 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other up-front incentives with repayment features made in conjunction with long-term customer commitments of $69.7 million and $72.7 million at March 31, 2022 and December 31, 2021, respectively. These up-front incentives with repayment features are subject to the credit risk of our customers and depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible. We have no reserve for this risk at March 31, 2022 or December 31, 2021.
See Note 17 for disaggregated net sales by end-market.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(3)    ACQUISITIONS
Acquisition of U-POL Holdings Limited
On September 15, 2021, we completed the acquisition of U-POL Holdings Limited ("U-POL") for an aggregate purchase price of $619.8 million. The acquisition of U-POL, a leading supplier of paint, protective coatings and accessories primarily for the automotive aftermarket, strengthens Axalta's global refinish leadership position and supports its broader growth strategy. The results of the business are reported within our Performance Coatings segment. The U-POL acquisition was recorded as a business combination under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.
At March 31, 2022, we have not finalized the purchase accounting related to the U-POL acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the closing date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The purchase price was allocated as follows:

	September 15, 2021 (As initially reported)	Measurement Period Adjustments	September 15, 2021 (Adjusted)
Cash	$23.7	$—	$23.7
Accounts and notes receivable, net	22.5	—	22.5
Inventories	23.3	—	23.3
Prepaid expenses and other current assets, net	3.2	—	3.2
Property, plant and equipment, net	16.5	(1.5)	15.0
Identifiable intangible assets	273.0	1.0	274.0
Other assets	2.0	0.1	2.1
Accounts payable	(20.9)	—	(20.9)
Other accrued liabilities	(3.9)	(0.3)	(4.2)
Other liabilities	(0.9)	—	(0.9)
Deferred income taxes	(68.4)	(0.9)	(69.3)
Net assets before goodwill from acquisition	270.1	(1.6)	268.5
Goodwill from acquisition	349.7	1.6	351.3
Net assets acquired	$619.8	$—	$619.8
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
As of March 31, 2022, we have not yet finalized the purchase accounting related to acquisitions completed after March 31, 2021 and the amounts recorded represent preliminary values. During the three months ended March 31, 2022, we made purchase accounting adjustments impacting goodwill, deferred income taxes and property, plant and equipment. We expect to finalize our purchase accounting during the measurement period which will be no later than one year following the acquisition date.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2021 to March 31, 2022 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2021	$1,513.4	$79.3	$1,592.7
Purchase accounting adjustments	1.8	—	1.8
Foreign currency translation	(19.4)	(0.7)	(20.1)
Balance at March 31, 2022	$1,495.8	$78.6	$1,574.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$570.7	$(431.9)	$138.8	10.2
Trademarks—indefinite-lived	264.1	—	264.1	Indefinite
Trademarks—definite-lived	132.8	(46.0)	86.8	14.4
Customer relationships	1,129.2	(381.9)	747.3	19.2
Other	14.1	(13.6)	0.5	5.0
Total	$2,110.9	$(873.4)	$1,237.5

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$575.3	$(420.9)	$154.4	10.2
Trademarks—indefinite-lived	266.7	—	266.7	Indefinite
Trademarks—definite-lived	134.5	(43.8)	90.7	14.4
Customer relationships	1,131.8	(366.6)	765.2	19.2
Other	14.5	(13.3)	1.2	5.0
Total	$2,122.8	$(844.6)	$1,278.2
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2022 and each of the succeeding five years is:

Remainder of 2022	$96.2
2023	89.6
2024	84.8
2025	84.2
2026	83.7
2027	82.6
(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three months ended March 31, 2022 and 2021, we incurred costs for termination benefits of $2.4 million and $4.5 million, respectively. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses from December 31, 2021 to March 31, 2022:

2022 Activity
Balance at December 31, 2021	$57.5
Expenses, net of changes to estimates	2.4
Payments made	(15.0)
Foreign currency translation	(0.5)
Balance at March 31, 2022	$44.4

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At March 31, 2022 and December 31, 2021, we had outstanding bank guarantees of $5.1 million and $5.7 million, respectively. A portion of our bank guarantees expire between 2022 and 2036, while others do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding bank guarantees recorded at March 31, 2022 and December 31, 2021.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third-party products. The matter occurred over a discrete period during the fourth quarter of 2020. We have concluded that losses from this matter are probable and that a majority of losses would be covered under our insurance policies, subject to deductible and policy limits as defined in our policies.
For the three months ended March 31, 2022 and March 31, 2021, we recorded expenses of $0.1 million and $94.4 million, respectively, within other operating charges in the condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, we had $38.2 million and $52.7 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $48.6 million and $49.7 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. The recorded probable losses remain an estimate and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.7	$1.8
Interest cost	2.4	2.0
Expected return on plan assets	(3.2)	(3.4)
Amortization of actuarial losses, net	0.9	1.2
Net periodic benefit cost	$1.8	$1.6
All non-service components of net periodic benefit cost are recorded in other expense (income), net within the accompanying condensed consolidated statements of operations.
(8)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2022 and 2021, we recognized expenses of $5.3 million and $3.6 million, respectively, in stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
2022 Activity
A summary of award activity by type for the three months ended March 31, 2022 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1.4	$26.30
Granted	—	$—
Exercised	—	$—
Forfeited / Expired	—	$—
Outstanding at March 31, 2022	1.4	$26.30
Vested and expected to vest at March 31, 2022	1.4	$26.30	$2.5	4.36
Exercisable at March 31, 2022	1.4	$26.30	$2.5	4.30
At March 31, 2022, there was an immaterial amount of unrecognized expense relating to unvested stock options that is expected to be amortized over the weighted average period of 0.2 years.

Restricted Stock Units	Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2022	1.1	$28.85
Granted	0.6	$28.87
Vested	(0.4)	$28.43
Forfeited (1)	—	$28.78
Outstanding at March 31, 2022	1.3	$29.00
(1)    Activity during the three months ended March 31, 2022 rounds to zero.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Tax shortfall expenses on the vesting of restricted stock awards and restricted stock units during the three months ended March 31, 2022 was $0.1 million.
At March 31, 2022, there was $25.7 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Share Units	Units (millions)	Weighted-Average Fair Value
Outstanding at January 1, 2022	0.8	$30.10
Granted	0.4	$30.61
Vested	(0.1)	$29.12
Forfeited	(0.2)	$29.61
Outstanding at March 31, 2022	0.9	$30.46
Our performance share units allow for participants to vest in more or less than the targeted number of shares granted. Some of our performance share units are performing at the applicable target while others are currently performing below the applicable targets. We currently expect a total of 0.5 million shares with a weighted average fair value per share of $30.30 to vest at the respective vesting dates for such awards. At March 31, 2022, there is $14.4 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.7 years. The forfeitures include performance share units that vested below threshold payout.
(9)    OTHER EXPENSE (INCOME), NET

	Three Months Ended March 31,
	2022	2021
Foreign exchange losses, net	$2.6	$1.8
Other miscellaneous income, net	(0.8)	(2.2)
Total	$1.8	$(0.4)
(10)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Effective Tax Rate	21.2%	19.5%
The higher effective tax rate for the three months ended March 31, 2022 was primarily due to the unfavorable impact of net currency exchange losses in 2022. These adjustments are partially offset by the favorable impact of changes in valuation allowance and unrecognized tax benefits.

The effective tax rate for the three months ended March 31, 2022 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impact of net currency exchange losses, increase in valuation allowance and foreign taxes. These adjustments were offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and decrease in unrecognized tax benefits.

The Company anticipates that it is reasonably possible it will settle up to $11.2 million, exclusive of interest and penalties, of its current unrecognized tax benefits within the next 12 months due to the expected conclusion of ongoing tax audits.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(11)    NET INCOME PER COMMON SHARE
Basic net income per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of restricted stock units and performance share units. A reconciliation of our basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net income to common shareholders	$41.5	$15.2
Basic weighted average shares outstanding	224.7	233.9
Diluted weighted average shares outstanding	225.2	234.7
Net income per common share:
Basic net income per share	$0.18	$0.06
Diluted net income per share	$0.18	$0.06
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2022 and 2021 were 1.0 million and 1.5 million, respectively.
(12)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in market or regulatory matters, changes in geopolitical matters, and changes in customer payment terms, including the ongoing impacts from COVID-19.

	March 31, 2022	December 31, 2021
Accounts receivable - trade, net (1)	$854.0	$760.4
Notes receivable	25.3	24.7
Other (2)	150.5	152.4
Total	$1,029.8	$937.5
(1)    Allowance for doubtful accounts was $25.5 million and $22.0 million at March 31, 2022 and December 31, 2021, respectively.
(2)    Includes $38.2 million and $52.7 million at March 31, 2022 and December 31, 2021, respectively, of insurance recoveries related to the operational matter as discussed further in Note 6.
Bad debt expense of $(0.5) million and $0.7 million was included within selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively, and an additional $4.1 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the three months ended March 31, 2022.
(13)    INVENTORIES

	March 31, 2022	December 31, 2021
Finished products	$416.9	$355.9
Semi-finished products	100.9	109.7
Raw materials	220.1	180.8
Stores and supplies	26.1	23.3
Total	$764.0	$669.7
Inventory reserves were $17.1 million and $15.6 million at March 31, 2022 and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(14)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2022	December 31, 2021
Property, plant and equipment	$2,333.1	$2,299.4
Accumulated depreciation	(1,148.7)	(1,113.2)
Property, plant, and equipment, net	$1,184.4	$1,186.2
Depreciation expense amounted to $30.1 million and $31.9 million for the three months ended March 31, 2022 and 2021, respectively.
(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2022	December 31, 2021
2024 Dollar Term Loans	$2,032.8	$2,038.9
2025 Euro Senior Notes	501.8	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	110.6	113.8
Unamortized original issue discount	(4.1)	(4.6)
Unamortized deferred financing costs	(25.8)	(27.3)
Total borrowings, net	3,815.3	3,829.6
Less:
Short-term borrowings	51.8	55.4
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,739.2	$3,749.9
Revolving Credit Facility
At March 31, 2022 and December 31, 2021, letters of credit issued under the Revolving Credit Facility totaled $22.1 million, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $527.9 million at March 31, 2022 and December 31, 2021.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Supplier financing arrangements
We have a financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the financing program vary, but the program has a weighted average maturity date that approximates 90 days. These financing arrangements are included in current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. Amounts outstanding under this program were $21.2 million and $18.4 million at March 31, 2022 and March 31, 2021, respectively, including $4.2 million and $2.6 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $24.1 million and $13.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2022.

Remainder of 2022	$68.1
2023	27.5
2024	1,993.5
2025	505.1
2026	3.6
Thereafter	1,247.4
Total borrowings	3,845.2
Unamortized original issue discount	(4.1)
Unamortized deferred financing costs	(25.8)
Total borrowings, net	$3,815.3
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
Fair value of contingent consideration
The fair value of contingent consideration associated with an acquisition completed in the year is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense (income) in the condensed consolidated statements of operations. During April 2021, in conjunction with an acquisition in China, we recorded fair value of contingent consideration of $7.3 million. As of March 31, 2022, the contingent consideration had increased to $7.8 million as a result of accretion for the passage of time and currency translation. The contingent consideration was valued using a probability-weighted expected payment method. The analysis considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2022 and December 31, 2021.

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$0.7	$—	$0.7	$—	$—	$—	$—
Cross-currency swaps (2)	—	18.6	—	18.6	—	17.7	—	17.7
Foreign currency forward contracts (1)(3)	—	—	—	—	—	—	—	—
Other assets:
Cross-currency swaps (2)	—	—	—	—	—	8.3	—	8.3
Investments in equity securities	0.7	—	—	0.7	0.7	—	—	0.7
Liabilities:
Other accrued liabilities:
Interest rate swaps (1)	—	7.5	—	7.5	—	24.3	—	24.3
Contingent consideration	—	—	7.8	7.8	—	—	7.8	7.8
Other liabilities:
Interest rate swaps (1)	—	—	—	—	—	1.9	—	1.9
Cross-currency swaps (2)	—	16.4	—	16.4	—	—	—	—
Long-term borrowings:
2024 Dollar Term Loans	—	1,998.9	—	1,998.9	—	2,038.5	—	2,038.5
2025 Euro Senior Notes	—	494.6	—	494.6	—	513.7	—	513.7
2027 Dollar Senior Notes	—	480.9	—	480.9	—	522.9	—	522.9
2029 Dollar Senior Notes	—	615.6	—	615.6	—	679.5	—	679.5
(1)    Cash flow hedge
(2)    Net investment hedge
(3)    Balances at March 31, 2022 round to zero

The table below presents a roll forward of activity for the Level 3 liabilities during the three months ended March 31, 2022.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance December 31, 2021	$7.8
Change in fair value	—
Ending balance at March 31, 2022	$7.8
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended March 31, 2022, we settled two fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling €335.0 million previously executed in 2020 resulting in cash proceeds of $25.0 million. Concurrently, we entered into two fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling €335.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the new cross-currency swap agreements, the Company notionally exchanged $365.5 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.04%. The cross-currency swaps are designated as net investment hedges and expire on February 15, 2029. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within accumulated other comprehensive loss ("AOCI").
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
During the three months ended March 31, 2022, we designated foreign currency forward contracts with a notional value of $3.0 million as cash flow hedges of the Company’s exposure to variability in exchange rates on forecasted purchases of inventory denominated in foreign currencies. These forward currency contracts are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to cost of goods sold in the same period or periods during which the hedged transactions affect earnings.
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in AOCI:

	March 31, 2022	December 31, 2021
AOCI:
Interest rate swaps (cash flow hedges)	$6.8	$26.3
Foreign currency forward contracts (cash flow hedges) (1)	—	—
Cross-currency swaps (net investment hedges)	(26.8)	(26.0)
Total AOCI	$(20.0)	$0.3
(1)    Activity during the three months ended March 31, 2022 rounds to zero
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following tables set forth the locations and amounts recognized during the three months ended March 31, 2022 and 2021 for these cash flow and net investment hedges.

		For the Three Months Ended March 31,
		2022		2021
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$—	$—	$0.6
Interest rate swaps	Interest expense, net	(12.4)	7.1	(1.5)	7.0
Foreign currency forward contracts (1)	Cost of goods sold	—	—	(0.1)	—
Cross-currency swaps	Interest expense, net	(5.6)	(4.8)	(29.6)	(4.8)
(1)    Activity during the three months ended March 31, 2022 rounds to zero
Over the next 12 months, we expect losses of $6.7 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps and foreign currency forward contracts.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense (income), net in the condensed consolidated statements of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2022	2021
Foreign currency forward contracts	Other expense (income), net	$0.3	$(6.8)
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

	Three Months Ended March 31,
	2022	2021
Net sales (1):
Refinish	$461.4	$399.0
Industrial	353.0	308.3
Total Net sales Performance Coatings	814.4	707.3
Light Vehicle	275.6	278.9
Commercial Vehicle	84.1	77.4
Total Net sales Mobility Coatings	359.7	356.3
Total Net sales	$1,174.1	$1,063.6
Depreciation and amortization expense (2):
Performance Coatings	$58.0	$54.0
Mobility Coatings	19.7	22.4
Total Depreciation and amortization expense	$77.7	$76.4
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBIT (1):
Performance Coatings	$94.6	$117.2
Mobility Coatings	0.5	39.2
Total (2)	95.1	156.4
Interest expense, net	32.6	33.5
Termination benefits and other employee related costs (a)	2.4	2.8
Strategic review and retention costs (b)	—	5.4
Acquisition and divestiture-related costs (c)	0.4	0.2
Impairment charges (d)	0.3	—
Accelerated depreciation and site closure costs (e)	1.3	0.6
Indemnity loss (f)	0.3	—
Operational matter (g)	0.1	94.4
Russia sanction-related impacts (h)	5.8	—
Income before income taxes	$51.9	$19.5

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(b)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees, which were earned over a period of 18-24 months, which ended in September 2021. These amounts are not considered indicative of our ongoing performance.

(c)	Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents impairment charges, which are not considered indicative of our ongoing performance.

(e)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments and costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(f)	Represents indemnity loss associated with acquisitions, which we do not consider indicative of our ongoing operating performance.

(g)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 6, which we do not consider indicative of our ongoing operating performance.

(h)	Represents expenses related to sanctions imposed on Russia in response to the conflict with Ukraine as a result of incremental reserves for accounts receivable and incremental inventory obsolescence, which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(331.3)	$(60.4)	$(22.7)	$(414.4)
Current year deferrals to AOCI	0.4	—	10.8	11.2
Reclassifications from AOCI to Net income	(4.8)	0.5	6.1	1.8
Net Change	(4.4)	0.5	16.9	13.0
Balance, March 31, 2022	$(335.7)	$(59.9)	$(5.8)	$(401.4)
The cumulative income tax benefit related to the adjustments for pension benefit at March 31, 2022 was $24.4 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2022 was $1.0 million. See Note 16 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(282.0)	$(88.7)	$(54.1)	$(424.8)
Current year deferrals to AOCI	(32.6)	—	1.3	(31.3)
Reclassifications from AOCI to Net income	(4.8)	0.7	6.6	2.5
Net Change	(37.4)	0.7	7.9	(28.8)
Balance, March 31, 2021	$(319.4)	$(88.0)	$(46.2)	$(453.6)
The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2021 was $33.0 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at March 31, 2021 was $7.5 million. See Note 16 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "believe," "intend," "estimates," "targets," "projections," "can," "could," "would," "may," "will," "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors", could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 47 manufacturing facilities, four technology centers, 48 customer training centers and approximately 12,000 employees allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 10.4%, including a 3.0% headwind from foreign currency translation, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increased sales were primarily driven by higher average selling price and product mix of 8.8%, contributions from acquisitions of 3.6% and higher volumes of 1.0%. The following trends have impacted our segment and end-market net sales performance:
•Performance Coatings: Net sales increased 15.1% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increased sales were primarily driven by higher average selling price and product mix of 10.7%, contributions from acquisitions of 5.4% and higher sales volume of 2.5%, partially offset by a 3.5% headwind from unfavorable foreign currency translation driven primarily by fluctuations of the Euro and Turkish Lira compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 1.0% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increased sales were driven by higher average selling price and product mix of 4.9%, partially offset by lower sales volume of 1.9% as a result of continued semiconductor chip and other supply chain shortages that dampened customer demand and unfavorable currency impact of 2.0%. The unfavorable foreign currency translation was driven primarily by fluctuations of the Euro and Turkish Lira compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2022 and 2021, as follows:

(In millions)	Three Months Ended March 31,		2022 vs 2021
	2022	2021	% change
Performance Coatings
Refinish	$461.4	$399.0	15.6%
Industrial	353.0	308.3	14.5%
Total Net sales Performance Coatings	814.4	707.3	15.1%
Mobility Coatings
Light Vehicle	275.6	278.9	(1.2)%
Commercial Vehicle	84.1	77.4	8.7%
Total Net sales Mobility Coatings	359.7	356.3	1.0%
Total Net sales	$1,174.1	$1,063.6	10.4%
Semiconductor chip shortages, supply chain shortages and raw material inflation
During the three months ended March 31, 2022, we were negatively impacted globally by semiconductor chip shortages, primarily affecting production levels of our automotive original equipment manufacturer customers in our Light Vehicle end-market, as well as other supply chain shortages, inflation of raw material and other costs and logistics constraints. We anticipate the semiconductor chip and other supply chain constraints, including the tightness of raw materials and freight and logistic challenges, and raw material inflation will continue to impact our results throughout the year. We will continue to monitor these conditions and take appropriate actions that we believe will help mitigate costs and other operational impacts.
Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures being imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's current scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current crisis, especially on the price and supply of raw materials. During the three months ended March 31, 2022, we recorded $5.8 million of incremental reserves for accounts receivable and inventory as a result of sanctions imposed on Russia.

Coronavirus (COVID-19) Pandemic
During the three months ended March 31, 2022, our business continued to recover from the significant adverse impact on the demand for our products and, thus, our income from operations, caused by the COVID-19 pandemic, which began in early 2020. While we have seen a return to more stable quarter-over-quarter demand for our products and services, we remain cognizant of future COVID-19 developments, such as impacts from new variants, employee absenteeism, shutdowns or other restrictions, that could impact our future results of operations, financial condition and cash flows. Our manufacturing sites and operations in China have been temporarily impacted by the lockdowns imposed by the local authorities in response to COVID-19 and we are actively managing through these disruptions. The risks and uncertainties related to the COVID-19 pandemic are discussed in further detail within Note 1 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital and Liquidity Highlights
During the three months ended March 31, 2022, we repurchased 6.4 million shares of our common stock for total consideration of $175.1 million as we continue to execute against our previously-approved share repurchase program.
Environmental, Social and Governance ("ESG") Framework
In January 2022, we announced a new ESG framework that details longer-term ESG goals and strategies. For additional information, see Part I, Item 1, "Business—Environmental, Social and Governance" of our Annual Report on Form 10-K for the year ended December 31, 2021.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$1,174.1	$1,063.6	$110.5	10.4%
Price/Mix effect				8.8%
Impact of acquisitions				3.6%
Volume effect				1.0%
Exchange rate effect				(3.0)%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net sales increased due to the following:
● Higher average selling price driven in both segments and all regions as a result of pricing actions taken to offset input price inflation
● Increased sales from companies acquired in 2021
● Higher sales volumes driven by Performance Coatings, partially muted by customer production limitations resulting from significant impacts of semiconductor chip and other supply chain constraints within Mobility Coatings

Partially offset by:
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Turkish Lira compared to the U.S. dollar

Cost of sales

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Cost of sales	$837.4	$684.5	$152.9	22.3%
% of net sales	71.3%	64.4%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Cost of sales increased due to the following:
● Higher variable input costs due to raw material, logistics and energy inflation
● Increased costs from companies acquired in 2021
● Higher operating costs as temporary COVID-19 related cost savings initiatives have lapsed
● Increase of $1.7 million associated with incremental inventory obsolescence related to sanctions imposed on Russia
Partially offset by:
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro and Turkish Lira compared to the U.S. dollar
Cost of sales as a percentage of net sales increased due to the following:
● Higher variable input costs due to raw material, logistics and energy inflation
Partially offset by:
● Higher average selling price driven by both segments and all regions as a result of pricing actions taken to offset variable input cost inflation
Selling, general and administrative expenses

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
SG&A	$193.5	$179.1	$14.4	8.0%
% of net sales	16.5%	16.8%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Selling, general and administrative expenses increased due to the following:
● Higher operating costs as temporary COVID-19 related cost savings initiatives have lapsed
● Increased costs from companies acquired in 2021
● Increase in commissions and sales incentive compensation driven by increased sales volume
Partially offset by:
● Favorable impacts of currency translation, due primarily to the fluctuations of the Euro compared to the U.S. dollar
Other operating charges

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Other operating charges	$7.7	$102.8	$(95.1)	(92.5)%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Other operating charges changed due to the following:
● Decrease of $94.3 million related to a charge recorded in 2021 related to probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

● Decrease of $5.4 million associated with retention awards earned in 2021
● Impacts of currency translation were immaterial when compared to 2021
Partially offset by:
● Increase of $4.1 million as a result of incremental reserves for accounts receivable related to sanctions imposed on Russia

Research and development expenses

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses	$16.4	$15.6	$0.8	5.1%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research and development expenses increased due to the following:
● Increased operating expenses driven by increased research and development activity
● Increased costs from companies acquired in 2021
● Impacts of currency translation were immaterial when compared to 2021
Amortization of acquired intangibles

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Amortization of acquired intangibles	$32.8	$29.0	$3.8	13.1%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Amortization of acquired intangibles increased due to the following:
● Amortization related to 2021 acquisitions
● Impacts of currency translation were immaterial when compared to 2021
Interest expense, net

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Interest expense, net	$32.6	$33.5	$(0.9)	(2.7)%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Interest expense, net decreased primarily due to the following:
● Favorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Impacts of currency translation were immaterial when compared to 2021
Other expense (income), net

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Other expense (income), net	$1.8	$(0.4)	$2.2	(550.0)%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Other expense (income), net changed due to the following:
● Unfavorable impact of foreign exchange losses of $0.8 million when compared with the prior year period
● Increased expenses of $0.3 million during 2022 as a result of non-service pension costs
● Indemnity loss of $0.3 million during 2022 as a result of offsetting tax reserves released during the period

Provision for income taxes

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$51.9	$19.5
Provision for income taxes	11.0	3.8
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	21.2%	19.5%
Effective tax rate vs. statutory U.S. Federal income tax rate	0.2%	(1.5)%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2022	2021
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(6.0)	$(4.9)
Changes in valuation allowance	1.1	7.0
Foreign exchange gain (loss), net	2.3	(1.4)
Non-deductible expenses and interest	0.5	0.7
Changes in unrecognized tax benefits	0.2	2.2

(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$814.4	$707.3	$107.1	15.1%
Price/Mix effect				10.7%
Impact of acquisitions				5.4%
Volume effect				2.5%
Exchange rate effect				(3.5)%

Adjusted EBIT	$94.6	$117.2	$(22.6)	(19.3)%
Adjusted EBIT Margin	11.6%	16.6%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net sales increased due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation within both end-markets
● Increased sales from companies acquired in 2021
● Higher sales volumes across most regions driven primarily by Refinish
Partially offset by:
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Turkish Lira compared to the U.S. dollar

Adjusted EBIT and Adjusted EBIT margins decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, logistics and energy inflation
● Higher operating expenses across both end-markets and all regions due to inflation and increased activity as temporary COVID-19 related cost savings initiatives have lapsed
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro compared to the U.S. dollar
Partially offset by:
● Higher average selling prices and product mix across both end-markets and all regions

Mobility Coatings Segment

	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$359.7	$356.3	$3.4	1.0%
Price/Mix effect				4.9%
Exchange rate effect				(2.0)%
Volume effect				(1.9)%

Adjusted EBIT	$0.5	$39.2	$(38.7)	(98.7)%
Adjusted EBIT Margin	0.1%	11.0%
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net sales increased due to the following:
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Unfavorable impacts of currency translation, due primarily to the fluctuations of the Euro and Turkish Lira compared to the U.S. dollar
● Lower sales volumes across most regions driven by Light Vehicle as a result of customer production restraints, partially offset by increased volumes in Commercial Vehicle

Adjusted EBIT and Adjusted EBIT margins decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, logistics and energy inflation
● Lower sales volumes across most regions driven by Light Vehicle as a result of customer production restraints, partially offset by increased volumes in Commercial Vehicle
Partially offset by:
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset input price inflation
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2022, availability under the Revolving Credit Facility was $527.9 million, net of $22.1 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At March 31, 2022, we had $21.2 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $25.2 million.
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
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our consolidated balance sheets. Our facility in China is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by (used for):
Operating activities:
Net income	$40.9	$15.7
Depreciation and amortization	77.7	76.4
Amortization of deferred financing costs and original issue discount	2.4	2.2
Deferred income taxes	(2.7)	(18.3)
Realized and unrealized foreign exchange losses, net	2.4	8.6
Stock-based compensation	5.3	3.6
Interest income on swaps designated as net investment hedges	(6.2)	(3.5)
Other non-cash, net	(1.6)	1.4
Net income adjusted for non-cash items	118.2	86.1
Changes in operating assets and liabilities	(162.1)	(46.5)
Operating activities	(43.9)	39.6
Investing activities	(10.3)	(27.8)
Financing activities	(208.1)	(92.5)
Effect of exchange rate changes on cash	(2.1)	(13.5)
Net decrease in cash	$(264.4)	$(94.2)
Three months ended March 31, 2022
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2022 was $43.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $118.2 million. This was offset by net uses of working capital of $162.1 million, for which the most significant drivers were increases in inventories, accounts and notes receivable, other accruals and prepaid expenses and other assets of $91.5 million, $86.2 million, $66.7 million and $32.9 million, respectively. These outflows were primarily driven by inflation of raw material, logistics and energy costs, timing of collections and largely seasonal cash payments for employee related benefits. The outflows were partially offset by increases in accounts payable of $120.4 million primarily due to raw material cost inflation, as well as elevated logistics and energy costs.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2022 was $10.3 million. The primary use was for purchases of property, plant and equipment of $42.5 million, partially offset by $25.0 million of proceeds from settlements of swaps designated as net investment hedges, which are discussed further in Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2022 was $208.1 million. The primary uses were for the purchase of our common stock totaling $175.1 million and payments of $30.9 million on borrowings.
Other Impacts on Cash
Currency exchange impact on cash for the three months ended March 31, 2022 were unfavorable by $2.1 million, which was driven primarily by fluctuations in the Euro, Russian Ruble and British Pound compared to the U.S. Dollar, partially offset by fluctuations in the Brazilian Real and Mexican Peso compared to the U.S. Dollar.

Three months ended March 31, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2021 was $39.6 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $86.1 million. This was offset by net uses of working capital of $46.5 million, for which the most significant drivers were increases in accounts and notes receivable, inventory and prepaid expenses and other assets of $52.6 million, $36.2 million and $18.0 million, respectively. These outflows were primarily driven by timing of collections and building inventory to pre-COVID levels to align with returning demand and inflation of raw material costs. The outflows were partially offset by increases in accounts payable of $33.4 million due to increased production and inflation of raw material costs and other accruals of $30.7 million due to accruals related to the operational matter within the Mobility Coatings segment, which is discussed further in Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, partially offset by the timing of cash payments for employee related benefits, customer incentive payments and payments related to normal seasonal operating activities.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2021 was $27.8 million. The primary use was for purchases of property, plant and equipment of $31.8 million, partially offset by interest proceeds on swaps designated as net investment hedges of $3.5 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2021 was $92.5 million. The primary uses were for the purchase of our common stock totaling $63.7 million and payments of $26.7 million on borrowings.
Other Impacts on Cash
Currency exchange impact on cash for the three months ended March 31, 2021 were unfavorable by $13.5 million, which was driven primarily by weakening of the Euro compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at March 31, 2022 and December 31, 2021 of $576.2 million and $840.6 million, respectively. Of these balances, $385.0 million and $471.9 million were maintained in non-U.S. jurisdictions as of March 31, 2022 and December 31, 2021, respectively. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the effects of COVID-19 and Russia's conflict with Ukraine.
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

The following table details our borrowings outstanding at the periods indicated:

(In millions)	March 31, 2022	December 31, 2021
2024 Dollar Term Loans	$2,032.8	$2,038.9
2025 Euro Senior Notes	501.8	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	110.6	113.8
Unamortized original issue discount	(4.1)	(4.6)
Unamortized deferred financing costs	(25.8)	(27.3)
Total borrowings, net	3,815.3	3,829.6
Less:
Short-term borrowings	51.8	55.4
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,739.2	$3,749.9
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $527.9 million at March 31, 2022 and December 31, 2021, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 7 and Note 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company's contractual obligations and cash requirements as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
None.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The policies applied in preparing our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are those that management believes are the most dependent on estimates and assumptions. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a description of our critical accounting policies and estimates as well as a listing of our significant accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis except as is set forth in Note 6 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Consistent with SEC rules, the Company will continue to use a threshold of $1 million for such proceedings. At this time, the Company is not aware of any matters that exceed this threshold and that meet the other conditions for disclosure except for the matter summarized below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, in January 2022, the Company entered into a settlement agreement with the California South Coast Air Quality Management District (the "District") in order to settle claims by the District alleging that certain of the Company's products failed to comply with applicable volatile organic compound limits imposed under California law. Pursuant to the terms of the settlement agreement, the Company agreed to pay the District $1,377,328 (the “Settlement Amount”) in full settlement of the claims and without admitting any liability or wrongdoing. In February 2022, the Company paid the Settlement Amount to the District.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its share repurchase program for the three months ended March 31, 2022:

(in millions, except per share data)
Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program(1)
January 2022	0.3	$28.70	0.3	$607.4
February 2022	3.1	28.99	3.1	517.4
March 2022	3.0	25.24	3.0	442.3
Total	6.4	$27.24	6.4	$442.3
(1) All shares were repurchased through the share repurchase program announced in March 2017 (the "Program"). In April 2021, our Board of Directors authorized an increase in the Program by $625.0 million, bringing the total size of the Program to $1.3 billion, of which we have already purchased $857.7 million. Under the Program, we repurchased $175.1 million of our common shares during the three months ended March 31, 2022. At March 31, 2022, the Company had remaining authorization to repurchase $442.3 million of shares. There is no expiration date on the Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1	Form of Performance Share Unit Award Agreement for U.S. Employees

10.2	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	April 26, 2022	By: /s/ Robert W. Bryant
Robert W. Bryant
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 26, 2022	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2022	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)