Form 10-Q
period 2022-09-30
Axalta Coating Systems Ltd.
filed 2022-10-25
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2022, there were 220,608,935 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,238.7	$1,088.6	$3,647.7	$3,279.0
Cost of goods sold	876.6	745.3	2,600.4	2,182.6
Selling, general and administrative expenses	186.4	181.0	571.6	544.3
Other operating charges (benefits)	5.3	(7.6)	17.8	49.5
Research and development expenses	16.5	15.4	49.6	46.8
Amortization of acquired intangibles	30.4	29.8	94.9	88.1
Income from operations	123.5	124.7	313.4	367.7
Interest expense, net	35.0	33.8	101.1	100.7
Other expense (income), net	3.4	(2.4)	12.4	(10.9)
Income before income taxes	85.1	93.3	199.9	277.9
Provision for income taxes	21.8	24.4	51.6	66.9
Net income	63.3	68.9	148.3	211.0
Less: Net income (loss) attributable to noncontrolling interests	0.9	(0.2)	0.3	0.3
Net income attributable to controlling interests	$62.4	$69.1	$148.0	$210.7
Basic net income per share	$0.28	$0.30	$0.67	$0.91
Diluted net income per share	$0.28	$0.30	$0.66	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$63.3	$68.9	$148.3	$211.0
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(125.3)	(37.9)	(210.6)	(36.2)
Unrealized gain on derivatives	2.7	7.4	33.6	23.5
Unrealized gain on pension and other benefit plan obligations	0.7	1.2	2.3	3.7
Other comprehensive loss, before tax	(121.9)	(29.3)	(174.7)	(9.0)
Income tax provision related to items of other comprehensive income	0.2	1.5	4.9	4.6
Other comprehensive loss, net of tax	(122.1)	(30.8)	(179.6)	(13.6)
Comprehensive (loss) income	(58.8)	38.1	(31.3)	197.4
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.5)	(0.7)	0.2	0.2
Comprehensive (loss) income attributable to controlling interests	$(58.3)	$38.8	$(31.5)	$197.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$517.4	$840.6
Restricted cash	9.3	10.6
Accounts and notes receivable, net	1,106.9	937.5
Inventories	829.4	669.7
Prepaid expenses and other current assets	205.4	117.2
Total current assets	2,668.4	2,575.6
Property, plant and equipment, net	1,121.5	1,186.2
Goodwill	1,390.4	1,592.7
Identifiable intangibles, net	1,093.5	1,278.2
Other assets	545.2	584.5
Total assets	$6,819.0	$7,217.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$746.6	$657.4
Current portion of borrowings	66.7	79.7
Other accrued liabilities	536.4	597.8
Total current liabilities	1,349.7	1,334.9
Long-term borrowings	3,663.3	3,749.9
Accrued pensions	227.3	269.3
Deferred income taxes	139.5	174.7
Other liabilities	119.8	149.7
Total liabilities	5,499.6	5,678.5
Commitments and contingent liabilities (Note 6)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 252.4 and 251.8 shares issued at September 30, 2022 and December 31, 2021, respectively	252.4	251.8
Capital in excess of par	1,526.9	1,515.5
Retained earnings	975.2	827.2
Treasury shares, at cost, 31.8 and 24.4 shares at September 30, 2022 and December 31, 2021, respectively	(887.3)	(687.2)
Accumulated other comprehensive loss	(593.9)	(414.4)
Total Axalta shareholders’ equity	1,273.3	1,492.9
Noncontrolling interests	46.1	45.8
Total shareholders’ equity	1,319.4	1,538.7
Total liabilities and shareholders’ equity	$6,819.0	$7,217.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income:
Net income	—	—	—	41.5	—	—	(0.6)	40.9
Net realized and unrealized gain on derivatives, net of tax of $2.6 million	—	—	—	—	—	16.9	—	16.9
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.5	—	0.5
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(4.4)	0.5	(3.9)
Total comprehensive income	—	—	—	41.5	—	13.0	(0.1)	54.4
Recognition of stock-based compensation	—	—	5.3	—	—	—	—	5.3
Shares issued under compensation plans	0.4	0.4	(2.3)	—	—	—	—	(1.9)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.2	(0.1)
Common stock purchases	(6.4)	—	—	—	(175.1)	—	—	(175.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	221.4	252.2	1,518.2	868.7	(862.3)	(401.4)	45.8	1,421.2
Comprehensive income:
Net income	—	—	—	44.1	—	—	—	44.1
Net realized and unrealized gain on derivatives, net of tax of $1.4 million	—	—	—	—	—	10.0	—	10.0
Long-term employee benefit plans, net of tax of $0.3 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(82.2)	0.8	(81.4)
Total comprehensive income	—	—	—	44.1	—	(71.8)	0.8	(26.9)
Recognition of stock-based compensation	—	—	3.7	—	—	—	—	3.7
Shares issued under compensation plans	0.1	0.1	(0.3)	—	—	—	—	(0.2)
Common stock purchases	(1.0)	—	—	—	(25.0)	—	—	(25.0)
Balance at June 30, 2022	220.5	252.3	1,521.6	912.8	(887.3)	(473.2)	46.6	1,372.8
Comprehensive income (loss):
Net income	—	—	—	62.4	—	—	0.9	63.3
Net realized and unrealized gain on derivatives, net of tax of $0.1 million	—	—	—	—	—	2.6	—	2.6
Long-term employee benefit plans, net of tax of $0.1 million	—	—	—	—	—	0.6	—	0.6
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(123.9)	(1.4)	(125.3)
Total comprehensive income (loss)	—	—	—	62.4	—	(120.7)	(0.5)	(58.8)
Recognition of stock-based compensation	—	—	5.0	—	—	—	—	5.0
Shares issued under compensation plans	0.1	0.1	0.3	—	—	—	—	0.4
Balance at September 30, 2022	220.6	$252.4	$1,526.9	$975.2	$(887.3)	$(593.9)	$46.1	$1,319.4

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive loss:
Net income	—	—	—	15.2	—	—	0.5	15.7
Net realized and unrealized gain on derivatives, net of tax of $1.3 million	—	—	—	—	—	7.9	—	7.9
Long-term employee benefit plans, net of tax of $0.5 million	—	—	—	—	—	0.7	—	0.7
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.2)	(37.6)
Total comprehensive loss	—	—	—	15.2	—	(28.8)	0.3	(13.3)
Recognition of stock-based compensation	—	—	3.6	—	—	—	—	3.6
Shares issued under compensation plans	0.3	0.3	(0.2)	—	—	—	—	0.1
Common stock purchases	(2.3)	—	—	—	(63.7)	—	—	(63.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2021	232.8	251.2	1,490.5	578.5	(507.2)	(453.6)	46.4	1,405.8
Comprehensive income:
Net income	—	—	—	126.4	—	—	—	126.4
Net realized and unrealized gain on derivatives, net of tax benefit of $1.0 million	—	—	—	—	—	5.9	—	5.9
Long-term employee benefit plans, net of tax of $0.3 million	—	—	—	—	—	1.0	—	1.0
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	38.7	0.6	39.3
Total comprehensive income	—	—	—	126.4	—	45.6	0.6	172.6
Recognition of stock-based compensation	—	—	4.2	—	—	—	—	4.2
Shares issued under compensation plans	0.5	0.5	12.2	—	—	—	—	12.7
Common stock purchases	(1.9)	—	—	—	(60.0)	—	—	(60.0)
Balance at June 30, 2021	231.4	251.7	1,506.9	704.9	(567.2)	(408.0)	47.0	1,535.3
Comprehensive income:
Net income	—	—	—	69.1	—	—	(0.2)	68.9
Net realized and unrealized gain on derivatives, net of tax of $1.1 million	—	—	—	—	—	6.3	—	6.3
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.8	—	0.8
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(37.4)	(0.5)	(37.9)
Total comprehensive income	—	—	—	69.1	—	(30.3)	(0.7)	38.1
Recognition of stock-based compensation	—	—	3.9	—	—	—	—	3.9
Shares issued under compensation plans	—	—	(0.1)	—	—	—	—	(0.1)
Common stock purchases	(3.1)	—	—	—	(90.1)	—	—	(90.1)
Balance at September 30, 2021	228.3	$251.7	$1,510.7	$774.0	$(657.3)	$(438.3)	$46.3	$1,487.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$148.3	$211.0
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	229.5	234.7
Amortization of deferred financing costs and original issue discount	7.2	6.7
Deferred income taxes	2.8	9.3
Realized and unrealized foreign exchange losses, net	5.5	9.5
Stock-based compensation	14.0	11.7
Gain on sale of facility	—	(8.9)
Interest income on swaps designated as net investment hedges	(16.1)	(14.3)
Commercial agreement restructuring charge	25.0	—
Other non-cash, net	(1.5)	11.3
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(242.4)	(168.5)
Inventories	(220.8)	(107.8)
Prepaid expenses and other assets	(78.9)	(64.3)
Accounts payable	189.7	88.3
Other accrued liabilities	(2.5)	61.3
Other liabilities	(11.6)	10.0
Cash provided by operating activities	48.2	290.0
Investing activities:
Acquisitions, net of cash acquired	—	(647.3)
Purchase of property, plant and equipment	(107.5)	(98.7)
Interest proceeds on swaps designated as net investment hedges	16.1	14.3
Settlement proceeds on swaps designated as net investment hedges	25.0	—
Other investing activities, net	(1.5)	11.8
Cash used for investing activities	(67.9)	(719.9)
Financing activities:
Payments on short-term borrowings	(52.3)	(54.5)
Payments on long-term borrowings	(20.5)	(20.1)
Financing-related costs	(0.1)	(2.6)
Purchases of common stock	(200.1)	(213.8)
Net cash flows associated with stock-based awards	(1.7)	12.7
Other financing activities, net	(0.2)	(1.2)
Cash used for financing activities	(274.9)	(279.5)
Decrease in cash	(294.6)	(709.4)
Effect of exchange rate changes on cash	(29.9)	(16.5)
Cash at beginning of period	851.2	1,364.0
Cash at end of period	$526.7	$638.1

Cash at end of period reconciliation:
Cash and cash equivalents	$517.4	$627.7
Restricted cash	9.3	10.4
Cash at end of period	$526.7	$638.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at September 30, 2022, the results of operations, comprehensive (loss) income and changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year.
Summary of Significant Accounting Policies Updates
Accounting Guidance Issued But Not Yet Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs. The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are currently evaluating the impact of ASU 2022-04 on our financial statements.
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the balance sheet. The contract asset balances at September 30, 2022 and December 31, 2021 were $41.0 million and $36.1 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. At September 30, 2022 and December 31, 2021, the total carrying value of BIPs were $142.6 million and $151.2 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2022 and 2021, $14.3 million, $44.2 million, $17.1 million and $46.1 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs exclude other up-front incentives with repayment features made in conjunction with long-term customer commitments of $42.6 million and $72.7 million at September 30, 2022 and December 31, 2021, respectively, of which $4.8 million and $12.6 million is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, with the remainder included in other assets. These up-front incentives with repayment features are subject to the credit risk of our customers and, depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible.
During the nine months ended September 30, 2022, we agreed to forgo collection of a portion of previously provided up-front incentives with a certain Performance Coatings customer, contingent upon this customer completing a recapitalization and restructuring of its indebtedness and executing a new long-term exclusive sales agreement with us. In July 2022, the contingency was resolved and a new long-term exclusive sales agreement went into effect resulting in the forgiveness of the reserved amounts. During the nine months ended September 30, 2022, a charge for this concession was recorded for $25.0 million, of which $20.3 million was recorded as a reduction to net sales.
See Note 17 for disaggregated net sales by end-market.
(3)    ACQUISITIONS
Acquisition of U-POL Holdings Limited
On September 15, 2021, we completed the acquisition of U-POL Holdings Limited ("U-POL") for an aggregate purchase price of $619.8 million. The acquisition of U-POL, a leading supplier of paint, protective coatings and accessories primarily for the automotive aftermarket, strengthens Axalta's global refinish leadership position and supports its broader growth strategy. The results of the business are reported within our Performance Coatings segment. The U-POL acquisition was recorded as a business combination under FASB Accounting Standards Codification ("ASC") 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.
No material adjustments were recorded during the three and nine months ended September 30, 2022, as we finalized our purchase accounting during the respective measurement period, which is one year following the closing date. After all required adjustments, the purchase price was allocated as follows:

	September 15, 2021 (As initially reported)	Measurement Period Adjustments	September 15, 2021 (Adjusted)
Cash	$23.7	$—	$23.7
Accounts and notes receivable, net	22.5	1.8	24.3
Inventories	23.3	—	23.3
Prepaid expenses and other current assets, net	3.2	—	3.2
Property, plant and equipment, net	16.5	(2.4)	14.1
Identifiable intangible assets	273.0	1.0	274.0
Other assets	2.0	0.1	2.1
Accounts payable	(20.9)	(1.8)	(22.7)
Other accrued liabilities	(3.9)	(0.3)	(4.2)
Other liabilities	(0.9)	—	(0.9)
Deferred income taxes	(68.4)	(0.7)	(69.1)
Net assets before goodwill from acquisition	270.1	(2.3)	267.8
Goodwill from acquisition	349.7	2.3	352.0
Net assets acquired	$619.8	$—	$619.8

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2021 to September 30, 2022 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2021	$1,513.4	$79.3	$1,592.7
Purchase accounting adjustments	2.5	—	2.5
Foreign currency translation	(196.2)	(8.6)	(204.8)
Balance at September 30, 2022	$1,319.7	$70.7	$1,390.4
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$528.6	$(425.9)	$102.7	10.3
Trademarks—indefinite-lived	239.4	—	239.4	Indefinite
Trademarks—definite-lived	118.3	(45.8)	72.5	14.6
Customer relationships	1,069.5	(390.6)	678.9	19.2
Other	0.6	(0.6)	—	5.0
Total	$1,956.4	$(862.9)	$1,093.5

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$575.3	$(420.9)	$154.4	10.2
Trademarks—indefinite-lived	266.7	—	266.7	Indefinite
Trademarks—definite-lived	134.5	(43.8)	90.7	14.4
Customer relationships	1,131.8	(366.6)	765.2	19.2
Other	14.5	(13.3)	1.2	5.0
Total	$2,122.8	$(844.6)	$1,278.2
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2022 and each of the succeeding five years is:

Remainder of 2022	$29.7
2023	83.8
2024	79.4
2025	78.8
2026	78.4
2027	77.4
(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
During the three and nine months ended September 30, 2022 and 2021, we incurred costs for termination benefits of $4.2 million, $10.0 million, $9.5 million and $36.5 million, respectively. The majority of our termination benefits are recorded within other operating charges (benefits) in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to termination benefit reserves and expenses from December 31, 2021 to September 30, 2022:

2022 Activity
Balance at December 31, 2021	$57.5
Expenses, net of changes to estimates	10.0
Payments made	(26.0)
Foreign currency translation	(5.2)
Balance at September 30, 2022	$36.3
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At September 30, 2022 and December 31, 2021, we had outstanding bank guarantees of $4.4 million and $5.7 million, respectively. Approximately half of our bank guarantees expire between 2022 and 2036, while the remainder do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding bank guarantees recorded at either September 30, 2022 or December 31, 2021.
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
For the three and nine months ended September 30, 2022 and September 30, 2021, we recorded benefits of $0.1 million, expenses of $0.1 million, benefits of $18.7 million and expenses of $3.9 million, respectively, within other operating charges in the condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, we had $38.7 million and $52.7 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $43.9 million and $49.7 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. The recorded probable losses remain an estimate and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(7)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the components of net periodic benefit costs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.5	$2.0	$4.8	$5.8
Interest cost	2.3	1.9	7.2	5.8
Expected return on plan assets	(2.8)	(3.4)	(9.1)	(10.3)
Amortization of actuarial losses, net	0.7	1.3	2.4	3.8
Amortization of prior service cost, net	—	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$1.7	$1.7	$5.2	$5.0
All non-service components of net periodic benefit cost are recorded in other expense (income), net within the accompanying condensed consolidated statements of operations.
(8)    STOCK-BASED COMPENSATION
During the three and nine months ended September 30, 2022 and 2021, we recognized expenses of $5.0 million, $14.0 million, $3.9 million and $11.7 million, respectively, in stock-based compensation, which was allocated between costs of goods sold and selling, general and administrative expenses on the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $1.2 million, $2.2 million, $0.5 million and $1.2 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
2022 Activity
A summary of award activity by type for the nine months ended September 30, 2022 is presented below.

Stock Options	Awards (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1.4	$26.30
Granted	—	$—
Exercised (1)	—	$14.28
Forfeited / Expired	(0.2)	$29.13
Outstanding at September 30, 2022	1.2	$26.20
Vested and expected to vest at September 30, 2022	1.2	$26.20	$1.5	3.04
Exercisable at September 30, 2022	1.2	$26.20	$1.5	3.04
(1)    Activity during the nine months ended September 30, 2022 rounds to zero.
Cash received by the Company upon exercise of options for the nine months ended September 30, 2022 was $0.4 million. Tax benefits on these exercises were $0.1 million.
At September 30, 2022, there was no unrecognized expense relating to unvested stock options.

Restricted Stock Units	Units (millions)	Weighted Average Fair Value
Outstanding at January 1, 2022	1.1	$28.85
Granted	1.3	$26.88
Vested	(0.5)	$28.69
Forfeited	(0.2)	$28.85
Outstanding at September 30, 2022	1.7	$27.34
Tax shortfall expenses on the vesting of restricted stock units during the nine months ended September 30, 2022 was $0.1 million.
At September 30, 2022, there was $28.2 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.3 years.

Performance Share Units	Units (millions)	Weighted Average Fair Value
Outstanding at January 1, 2022	0.8	$30.10
Granted	0.4	$30.61
Vested	(0.1)	$29.12
Forfeited	(0.5)	$30.18
Outstanding at September 30, 2022	0.6	$30.44
Our performance share units allow for participants to vest in more or less than the targeted number of shares granted. Our performance share units are performing below the applicable targets. We currently expect a total of 0.1 million shares with a weighted average fair value per share of $30.19 to vest at the respective vesting dates for such awards. At September 30, 2022, there is $1.6 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.1 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(9)    OTHER EXPENSE (INCOME), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange losses (gains), net	$5.8	$(0.7)	$13.3	$2.9
Other miscellaneous income, net (1) (2)	(2.4)	(1.7)	(0.9)	(13.8)
Total	$3.4	$(2.4)	$12.4	$(10.9)
(1)    Activity during the nine months ended September 30, 2022 includes expense of $4.7 million related to a charge for a customer concession discussed further in Note 2.
(2)    Activity during the nine months ended September 30, 2021 includes income of $8.3 million related to a law change with respect to certain Brazilian indirect taxes.
(10)    INCOME TAXES
Our effective income tax rates for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
Effective Tax Rate	25.8%	24.1%
The higher effective tax rate for the nine months ended September 30, 2022 was primarily due to the unfavorable impact of the changes in valuation allowance in 2022.

The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the unfavorable impacts for the changes in valuation allowance and an increase in unrecognized tax benefits. These adjustments were primarily offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rates.

The Company anticipates that it is reasonably possible it will settle up to $9.7 million, exclusive of interest and penalties, of its current unrecognized tax benefits within the next 12 months due to the expected conclusion of ongoing tax audits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income to common shareholders	$62.4	$69.1	$148.0	$210.7
Basic weighted average shares outstanding	220.6	229.9	222.0	232.1
Diluted weighted average shares outstanding	221.2	230.7	222.6	233.0
Net income per common share:
Basic net income per share	$0.28	$0.30	$0.67	$0.91
Diluted net income per share	$0.28	$0.30	$0.66	$0.90
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and nine months ended September 30, 2022 and 2021 were 1.1 million, 1.1 million, 0.3 million and 0.8 million, respectively.

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

	September 30, 2022	December 31, 2021
Accounts receivable - trade, net (1)	$952.2	$760.4
Notes receivable	11.5	24.7
Other (2)	143.2	152.4
Total	$1,106.9	$937.5
(1)    Allowance for doubtful accounts was $22.7 million and $22.0 million at September 30, 2022 and December 31, 2021, respectively.
(2)    Includes $38.7 million and $52.7 million at September 30, 2022 and December 31, 2021, respectively, of insurance recoveries related to the operational matter as discussed further in Note 6.
Bad debt expense of $0.9 million, $1.0 million, $0.4 million, and $1.3 million, was included within selling, general and administrative expenses for the three and nine months ended September 30, 2022 and 2021, respectively, and $0.1 million and $3.2 million of expenses related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges (benefits) for the three and nine months ended September 30, 2022, respectively.
(13)    INVENTORIES

	September 30, 2022	December 31, 2021
Finished products	$405.8	$355.9
Semi-finished products	135.1	109.7
Raw materials	261.4	180.8
Stores and supplies	27.1	23.3
Total	$829.4	$669.7
Inventory reserves were $19.0 million and $15.6 million at September 30, 2022 and December 31, 2021, respectively.
(14)    PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2022	December 31, 2021
Property, plant and equipment	$2,237.3	$2,299.4
Accumulated depreciation	(1,115.8)	(1,113.2)
Property, plant, and equipment, net	$1,121.5	$1,186.2
Depreciation expense amounted to $29.0 million, $89.0 million, $31.5 million and $96.3 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(15)    BORROWINGS
Borrowings are summarized as follows:

	September 30, 2022	December 31, 2021
2024 Dollar Term Loans	$2,020.7	$2,038.9
2025 Euro Senior Notes	435.6	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	99.4	113.8
Unamortized original issue discount	(3.2)	(4.6)
Unamortized deferred financing costs	(22.5)	(27.3)
Total borrowings, net	3,730.0	3,829.6
Less:
Short-term borrowings	42.4	55.4
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,663.3	$3,749.9
Revolving Credit Facility
At September 30, 2022 and December 31, 2021, letters of credit issued under the Revolving Credit Facility totaled $21.1 million and $22.1 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $528.9 million and $527.9 million at September 30, 2022 and December 31, 2021, respectively.
Supplier financing arrangements
We have a financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the financing program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. Amounts outstanding under this program were $13.0 million and $14.9 million at September 30, 2022 and 2021, respectively, including $1.9 million and $2.2 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $8.4 million, $52.3 million, $13.5 million and $44.4 million for the three and nine months ended September 30, 2022 and 2021, respectively.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at September 30, 2022.

Remainder of 2022	$46.2
2023	27.4
2024	1,993.4
2025	438.8
2026	3.4
Thereafter	1,246.5
Total borrowings	3,755.7
Unamortized original issue discount	(3.2)
Unamortized deferred financing costs	(22.5)
Total borrowings, net	$3,730.0

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
Fair value of contingent consideration
The fair value of contingent consideration associated with an acquisition completed in the year is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense (income), net in the condensed consolidated statements of operations. During April 2021, in conjunction with an acquisition in China, we recorded the fair value of contingent consideration of $7.3 million. As of September 30, 2022, the contingent consideration has decreased to $7.0 million as a result of accretion for the passage of time and currency translation. The contingent consideration was valued using a probability-weighted expected payment method. The analysis considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at September 30, 2022 and December 31, 2021.

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$7.1	$—	$7.1	$—	$—	$—	$—
Cross-currency swaps (2)	—	76.7	—	76.7	—	17.7	—	17.7
Foreign currency forward contracts (1)	—	0.2	—	0.2	—	—	—	—
Other assets:
Cross-currency swaps (2)	—	34.3	—	34.3	—	8.3	—	8.3
Investments in equity securities	0.6	—	—	0.6	0.7	—	—	0.7
Liabilities:
Other accrued liabilities:
Interest rate swaps (1)	—	—	—	—	—	24.3	—	24.3
Contingent consideration	—	—	7.0	7.0	—	—	7.8	7.8
Other liabilities:
Interest rate swaps (1)	—	—	—	—	—	1.9	—	1.9
Long-term borrowings:
2024 Dollar Term Loans	—	1,997.6	—	1,997.6	—	2,038.5	—	2,038.5
2025 Euro Senior Notes	—	400.4	—	400.4	—	513.7	—	513.7
2027 Dollar Senior Notes	—	445.3	—	445.3	—	522.9	—	522.9
2029 Dollar Senior Notes	—	547.7	—	547.7	—	679.5	—	679.5
(1)    Cash flow hedge
(2)    Net investment hedge

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents a roll forward of activity for the Level 3 liabilities during the three and nine months ended September 30, 2022.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance December 31, 2021	$7.8
Change in fair value	—
Ending balance at March 31, 2022	7.8
Change in fair value	(0.3)
Ending balance at June 30, 2022	7.5
Change in fair value	(0.5)
Ending balance at September 30, 2022	$7.0
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
During March 2022, we settled two fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling €335.0 million, previously executed in 2020, resulting in cash proceeds of $25.0 million. Concurrently, we entered into two fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling €335.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the new cross-currency swap agreements, the Company notionally exchanged $365.5 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.04%. The cross-currency swaps are designated as net investment hedges and expire on February 15, 2029. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within accumulated other comprehensive loss ("AOCI").
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
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in AOCI:

	September 30, 2022	December 31, 2021
AOCI:
Interest rate swaps (cash flow hedges)	$(7.1)	$26.3
Foreign currency forward contracts (cash flow hedges)	(0.2)	—
Cross-currency swaps (net investment hedges)	(135.6)	(26.0)
Total AOCI	$(142.9)	$0.3
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following tables set forth the locations and amounts recognized during the three and nine months ended September 30, 2022 and 2021 for these cash flow and net investment hedges.

		For the Three Months Ended September 30,
		2022		2021
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$—	$—	$0.7
Interest rate swaps	Interest expense, net	(2.5)	0.1	0.9	7.5
Foreign currency forward contracts	Cost of goods sold	(0.1)	—	—	0.1
Cross-currency swaps	Interest expense, net	(65.5)	(5.4)	(20.4)	(4.8)

		For the Nine Months Ended September 30,
		2022		2021
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$—	$—	$1.9
Interest rate swaps	Interest expense, net	(21.8)	11.6	0.3	21.7
Foreign currency forward contracts	Cost of goods sold	(0.2)	—	—	0.2
Cross-currency swaps	Interest expense, net	(124.9)	(15.3)	(50.3)	(14.3)
Over the next 12 months, we expect a gain of $7.3 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps and foreign currency forward contracts.
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment under ASC 815, Derivatives and hedging, are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency forward contracts	Other expense (income), net	$5.2	$(0.9)	$7.8	$(6.8)
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
We have two operating segments, which are also our reportable segments: Performance Coatings and Mobility Coatings. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM is identified as the Interim Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
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
Adjusted EBIT is the primary measure to evaluate financial performance of the operating segments and allocate resources. Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales (1):
Refinish	$498.7	$443.4	$1,451.2	$1,305.5
Industrial	339.3	335.8	1,057.0	986.8
Total Net sales Performance Coatings	838.0	779.2	2,508.2	2,292.3
Light Vehicle	303.0	235.4	861.5	758.2
Commercial Vehicle	97.7	74.0	278.0	228.5
Total Net sales Mobility Coatings	400.7	309.4	1,139.5	986.7
Total Net sales	$1,238.7	$1,088.6	$3,647.7	$3,279.0
Depreciation and amortization expense (2):
Performance Coatings	$55.5	$57.0	$171.2	$167.4
Mobility Coatings	19.0	22.3	58.3	67.3
Total Depreciation and amortization expense	$74.5	$79.3	$229.5	$234.7
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBIT (1):
Performance Coatings	$121.8	$122.8	$341.6	$379.7
Mobility Coatings	3.6	(2.7)	6.4	42.2
Total (2)	125.4	120.1	348.0	421.9
Interest expense, net	35.0	33.8	101.1	100.7
Termination benefits and other employee related costs (a)	5.0	9.6	10.1	35.1
Strategic review and retention costs (b)	—	2.1	—	9.7
Acquisition and divestiture-related costs (c)	0.2	9.2	2.8	10.8
Accelerated depreciation and site closure costs (d)	1.1	0.6	4.2	1.8
Operational matter (e)	(0.1)	(18.7)	0.1	3.9
Brazil indirect tax (f)	—	—	—	(8.3)
Gain on sale of facility (g)	—	(8.9)	—	(8.9)
Russia sanction-related impacts (h)	(1.3)	—	4.8	—
Commercial agreement restructuring impacts (i)	—	—	25.0	—
Other adjustments (j)	0.4	(0.9)	—	(0.8)
Income before income taxes	$85.1	$93.3	$199.9	$277.9

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs, which includes costs related to the transition of our CEO. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(b)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees that were earned over a period of 18-24 months, which ended in September 2021. These amounts are not considered indicative of our ongoing performance.

(c)
Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance. The amount for the nine months ended September 30, 2022 includes $1.9 million of due diligence and other related costs associated with unconsummated merger and acquisition transactions.

(d)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments and costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 6, which we do not consider indicative of our ongoing operating performance.

(f)	Represents non-recurring income related to a law change with respect to certain Brazilian indirect taxes which was recorded within other expense (income), net.

(g)	Represents non-recurring income related to the sale of a previously closed manufacturing facility.

(h)
Represents (benefits) expenses related to sanctions imposed on Russia in response to the conflict with Ukraine as a result of incremental reserves for accounts receivable, inventory obsolescence and business incentive payments, which we do not consider indicative of our ongoing operating performance. The benefits recorded during the three months ended September 30, 2022 are related to changes in estimated inventory obsolescence.

(i)	Represents a charge related to a customer concession discussed further in Note 2. These amounts are not considered to be indicative of our ongoing operating performance.

(j)	Represents costs for certain non-operational or non-cash losses and (gains), unrelated to our core business and which we do not consider indicative of ongoing operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(331.3)	$(60.4)	$(22.7)	$(414.4)
Current year deferrals to AOCI	0.4	—	10.8	11.2
Reclassifications from AOCI to Net income	(4.8)	0.5	6.1	1.8
Net Change	(4.4)	0.5	16.9	13.0
Balance, March 31, 2022	(335.7)	(59.9)	(5.8)	(401.4)
Current year deferrals to AOCI	(77.1)	—	6.1	(71.0)
Reclassifications from AOCI to Net income	(5.1)	0.4	3.9	(0.8)
Net Change	(82.2)	0.4	10.0	(71.8)
Balance, June 30, 2022	(417.9)	(59.5)	4.2	(473.2)
Current year deferrals to AOCI	(118.5)	—	2.4	(116.1)
Reclassifications from AOCI to Net income	(5.4)	0.6	0.2	(4.6)
Net Change	(123.9)	0.6	2.6	(120.7)
Balance, September 30, 2022	$(541.8)	$(58.9)	$6.8	$(593.9)
The cumulative income tax benefit related to the adjustments for pension benefits at September 30, 2022 was $24.0 million. The cumulative income tax expense related to the adjustments for unrealized gain on derivatives at September 30, 2022 was $0.5 million. See Note 16 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2020	$(282.0)	$(88.7)	$(54.1)	$(424.8)
Current year deferrals to AOCI	(32.6)	—	1.3	(31.3)
Reclassifications from AOCI to Net income	(4.8)	0.7	6.6	2.5
Net Change	(37.4)	0.7	7.9	(28.8)
Balance, March 31, 2021	(319.4)	(88.0)	(46.2)	(453.6)
Current year deferrals to AOCI	43.4	—	(0.8)	42.6
Reclassifications from AOCI to Net income	(4.7)	1.0	6.7	3.0
Net Change	38.7	1.0	5.9	45.6
Balance, June 30, 2021	(280.7)	(87.0)	(40.3)	(408.0)
Current year deferrals to AOCI	(32.6)	—	(0.8)	(33.4)
Reclassifications from AOCI to Net income	(4.8)	0.8	7.1	3.1
Net Change	(37.4)	0.8	6.3	(30.3)
Balance, September 30, 2021	$(318.1)	$(86.2)	$(34.0)	$(438.3)
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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "expect," "believe," "intended," "estimates," "estimated", "projections," "can," "could," "would," "may," "will," "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions, including, but not limited to, the risks and uncertainties described in "Forward-Looking Statements," as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors," could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 11.2%, including a 4.8% headwind from foreign currency translation, for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increased net sales were primarily driven by higher average selling price and product mix of 9.5%, higher volumes of 4.2% and 2.3% contributions from acquisitions, net of the impact from a commercial agreement restructuring impacting Performance Coatings ("One-Time Event"), which is discussed in more detail in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The following trends have impacted our segment net sales performance:
•Performance Coatings: Net sales increased 9.4% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increased net sales were primarily driven by higher average selling price and product mix of 10.6% and contributions from acquisitions, net of the impact from the One-Time Event, of 3.3%, partially offset by a 5.4% headwind from unfavorable foreign currency translation driven primarily by the weakening of the Euro and Turkish Lira compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 15.5% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increased sales were driven by higher sales volumes of 11.9% and higher average selling price and product mix of 7.0%, partially offset by unfavorable currency impact of 3.4%, driven primarily by the weakening of the Euro and Turkish Lira compared to the U.S. Dollar, partially offset by the strengthening of the Brazilian Real.
Our business serves four end-markets globally with net sales for the three and nine months ended September 30, 2022 and 2021, as follows:

(In millions)	Three Months Ended September 30,		2022 vs 2021	Nine Months Ended September 30,		2022 vs 2021
	2022	2021	% change	2022	2021	% change
Performance Coatings
Refinish	$498.7	$443.4	12.5%	$1,451.2	$1,305.5	11.2%
Industrial	339.3	335.8	1.0%	1,057.0	986.8	7.1%
Total Net sales Performance Coatings	838.0	779.2	7.5%	2,508.2	2,292.3	9.4%
Mobility Coatings
Light Vehicle	303.0	235.4	28.7%	861.5	758.2	13.6%
Commercial Vehicle	97.7	74.0	32.0%	278.0	228.5	21.7%
Total Net sales Mobility Coatings	400.7	309.4	29.5%	1,139.5	986.7	15.5%
Total Net sales	$1,238.7	$1,088.6	13.8%	$3,647.7	$3,279.0	11.2%
CEO transition
On July 26, 2022, we announced that Robert Bryant would step down as President and Chief Executive Officer and a member of Axalta's Board of Directors, effective August 31, 2022. On August 31, 2022, Rakesh Sachdev, a member of Axalta's Board of Directors, assumed the role of Interim Chief Executive Officer and President. Axalta's Board of Directors has initiated a comprehensive search process to identify and hire a permanent Chief Executive Officer and President.
Semiconductor chip shortages, supply chain shortages and inflation
During the nine months ended September 30, 2022, we were negatively impacted globally by semiconductor chip shortages, primarily affecting production levels of our automotive original equipment manufacturer customers in our Light Vehicle end-market, as well as other supply chain shortages, inflation and freight and logistic constraints. While the semiconductor chip shortage has begun to wane, we anticipate inflation and other supply chain constraints, including the tightness of raw materials and freight and logistic challenges, will continue to negatively impact our results throughout the rest of the year. We will continue to monitor these conditions and take appropriate actions that we believe will help mitigate costs and other operational impacts.

Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine constitute less than 1% of our net sales during the nine months ended September 30, 2022, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current conflict, especially on the price and supply of raw materials. We recorded expenses of $4.8 million related to incremental reserves for accounts receivable, inventory and Business Incentive Plan assets ("BIPs") as a result of sanctions imposed on Russia during the nine months ended September 30, 2022. Included in the $4.8 million are net benefits of $1.3 million recorded during the three months ended September 30, 2022, primarily related to changes in estimates associated with inventory obsolescence. Net assets of our Russian subsidiaries at September 30, 2022 were approximately $18.1 million, with $15.1 million comprised of cash and cash equivalents.
Coronavirus (COVID-19) Pandemic
During the nine months ended September 30, 2022, our business continued to recover from the significant adverse impact on the demand for our products and, thus, our income from operations, caused by the COVID-19 pandemic, which began in early 2020. While we have seen a return to more stable quarter-over-quarter demand for our products and services, we remain cognizant of future COVID-19 developments, such as impacts from new variants, employee absenteeism, lockdowns or other restrictions, that could impact our future results of operations, financial condition and cash flows. During the nine months ended September 30, 2022, our manufacturing sites and operations in China were temporarily impacted by the lockdowns imposed by the local authorities in response to COVID-19, which reduced demand in the country. The risks and uncertainties related to the COVID-19 pandemic are discussed in further detail within Note 1 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital and Liquidity Highlights
During the nine months ended September 30, 2022, we repurchased 7.4 million shares of our common stock for total consideration of $200.1 million as we continue to execute against our previously-approved share repurchase program.
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
Net sales

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$1,238.7	$1,088.6	$150.1	13.8%	$3,647.7	$3,279.0	$368.7	11.2%
Price/Mix effect				9.7%				9.5%
Volume effect				8.8%				4.2%
Impact of acquisitions and one-time events				1.6%				2.3%
Exchange rate effect				(6.3)%				(4.8)%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net sales increased due to the following:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input price inflation
● Higher sales volumes driven by our Mobility Coatings segment
● Sales contributions from a company acquired during September 2021
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro, Turkish Lira, Chinese Renminbi and British Pound compared to the U.S. Dollar
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net sales increased due to the following:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input price inflation
● Higher sales volumes in both segments and most regions
● Sales contributions from companies acquired during 2021
Partially offset by:
● Decrease in net sales of $20.3 million due to the One-Time Event
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro and Turkish Lira compared to the U.S. Dollar

Cost of sales

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$876.6	$745.3	$131.3	17.6%	$2,600.4	$2,182.6	$417.8	19.1%
% of net sales	70.8%	68.5%			71.3%	66.6%

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Cost of sales increased due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
● Costs associated with higher sales volumes, including costs from a company acquired during September 2021
● Higher operating expenses due primarily to inflation
Partially offset by:
● Favorable currency translation impact of approximately 6%, due primarily to the weakening of the Euro, Turkish Lira and Chinese Renminbi compared to the U.S. Dollar
Cost of sales as a percentage of net sales increased primarily due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
Partially offset by:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input cost inflation
● More efficient fixed cost usage as a result of higher sales volumes
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Cost of sales increased due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
● Costs associated with higher sales volumes, including costs from companies acquired during 2021
● Higher operating expenses due primarily to inflation and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
● Increase of $1.6 million in inventory obsolescence of which $1.1 million is related to sanctions imposed on Russia
Partially offset by:
● Favorable currency translation impact of approximately 5%, due primarily to the weakening of the Euro and Turkish Lira compared to the U.S. Dollar
Cost of sales as a percentage of net sales increased primarily due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
● Decrease in net sales of $20.3 million, which had no corresponding impact on cost of sales, due to the One-Time Event
Partially offset by:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input cost inflation
● More efficient fixed cost usage as a result of higher sales volumes

Selling, general and administrative expenses

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
SG&A	$186.4	$181.0	$5.4	3.0%	$571.6	$544.3	$27.3	5.0%

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Selling, general and administrative expenses increased due to the following:
● Higher operating expenses due primarily to inflation, including labor costs
● Costs from a company acquired during September 2021
● Increase in commissions and sales incentive compensation driven by increased sales
Partially offset by:
● Favorable currency translation impact of 8%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Selling, general and administrative expenses increased due to the following:
● Higher operating expenses due primarily to inflation, including labor costs
● Costs from companies acquired during 2021
● Increase in commissions and sales incentive compensation driven by increased sales
Partially offset by:
● Favorable currency translation impact of 6%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Other operating charges (benefits)

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other operating charges (benefits)	$5.3	$(7.6)	$12.9	169.7%	$17.8	$49.5	$(31.7)	(64.0)%

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Other operating charges (benefits) changed due to the following:
● The absence of benefits of $18.7 million recorded in 2021 related to insurance recoveries and net changes to our estimates for probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

● Gain of $7.9 million in 2021 related to the sale of a manufacturing facility
Partially offset by:
● Decrease of $7.7 million in acquisition related costs
● Decrease of $4.6 million in termination benefits, which includes CEO transition costs, and other employee related costs associated with our cost saving initiatives from $9.6 million in the prior year to $5.0 million in the current year

● Decrease of $2.1 million associated with retention awards earned in 2021
● Impacts of currency translation were immaterial when compared to 2021

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Other operating charges changed due to the following:
● Decrease of $25.0 million in termination benefits, which includes CEO transition costs, and other employee related costs associated with our cost saving initiatives from $35.1 million in the prior year to $10.1 million in the current year

● Decrease of $9.7 million associated with retention awards earned in 2021
● Decrease of $6.8 million in acquisition related costs in the current year
● Decrease of $3.8 million related to a charge recorded in 2021 related to probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q

Partially offset by:
● Gain of $7.9 million in 2021 related to the sale of a manufacturing facility that is not present in the current quarter
● Increase of $3.2 million as a result of incremental reserves for accounts receivable related to sanctions imposed on Russia
● Impacts of currency translation were immaterial when compared to 2021
Research and development expenses

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development expenses	$16.5	$15.4	$1.1	7.1%	$49.6	$46.8	$2.8	6.0%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research and development expenses increased due to the following:
● Increased research and development activity, including activity from a company acquired during September 2021
● Increased labor costs as a result of inflation
● Favorable currency translation impact of 2%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research and development expenses increased due to the following:
● Increased research and development activity, including activity from companies acquired during 2021
● Increased labor costs as a result of inflation
● Favorable currency translation impact of 1%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Amortization of acquired intangibles

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Amortization of acquired intangibles	$30.4	$29.8	$0.6	2.0%	$94.9	$88.1	$6.8	7.7%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Amortization of acquired intangibles increased due to the following:
● Amortization increase of $3.3 million related to the September 2021 acquisition
Partially offset by:
● Favorable currency translation impact of 4%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Amortization of acquired intangibles increased due to the following:
● Amortization increase of $12.2 million related to the 2021 acquisitions
Partially offset by:
● Favorable currency translation impact of 3%, due primarily to the weakening of the Euro compared to the U.S. Dollar

Interest expense, net

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense, net	$35.0	$33.8	$1.2	3.6%	$101.1	$100.7	$0.4	0.4%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Interest expense, net increased primarily due to the following:
● Unfavorable impact of change in LIBOR rate related to our 2024 Dollar Term Loans
Partially offset by:
● Favorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Favorable currency translation impact of 2%, due to the weakening of the Euro compared to the U.S. Dollar
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Interest expense, net remained consistent primarily due to the following:
● Unfavorable impact of change in LIBOR rate related to our 2024 Dollar Term Loans
Partially offset by:
● Favorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Favorable currency translation impact of 2%, due to the weakening of the Euro compared to the U.S. Dollar
Other expense (income), net

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other expense (income), net	$3.4	$(2.4)	$5.8	241.7%	$12.4	$(10.9)	$23.3	213.8%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Other expense (income), net changed due to the following:
● Unfavorable impact of foreign exchange losses of $6.5 million when compared with the prior year period
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Other expense (income), net changed due to the following:
● Unfavorable impact of foreign exchange losses of $10.4 million when compared with the prior year period
● Income of $8.3 million recorded in 2021 related to a law change with respect to certain Brazilian indirect taxes
•Expense of $4.7 million related to a charge recorded in 2022 for the One-Time Event
● Increased expenses of $1.2 million during 2022 as a result of non-service pension costs

Provision for income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$85.1	$93.3	$199.9	$277.9
Provision for income taxes	21.8	24.4	51.6	66.9
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	25.6%	26.2%	25.8%	24.1%
Effective tax rate vs. statutory U.S. Federal income tax rate	4.6%	5.2%	4.8%	3.1%

	(Favorable) Unfavorable Impact
	Three Months Ended September 30,		Nine Months Ended September 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2022	2021	2022	2021
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(6.3)	$(3.7)	$(16.0)	$(10.7)
Changes in valuation allowance	13.1	4.7	22.1	17.2
Foreign exchange losses, net	(3.1)	(0.6)	(6.1)	(1.2)
Non-deductible expenses and interest	2.1	2.1	4.2	4.2
Changes in unrecognized tax benefits	(1.2)	1.8	4.0	5.5
Foreign taxes	0.4	1.2	2.4	4.5

(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$838.0	$779.2	$58.8	7.5%	$2,508.2	$2,292.3	$215.9	9.4%
Price/Mix effect				11.7%				10.6%
Impact of acquisitions and one-time events				2.2%				3.3%
Volume effect				0.5%				0.9%
Exchange rate effect				(6.9)%				(5.4)%

Adjusted EBIT	$121.8	$122.8	$(1.0)	(0.8)%	$341.6	$379.7	$(38.1)	(10.0)%
Adjusted EBIT Margin	14.5%	15.8%			13.6%	16.6%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net sales increased due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation within both end-markets
● Sales from a company acquired during September 2021
● Higher sales volumes driven by Refinish, despite lower volumes in Industrial caused by weakening demand in EMEA coupled with impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro, British Pound and Chinese Renminbi compared to the U.S. Dollar

Adjusted EBIT decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due primarily to inflation
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro compared to the U.S. Dollar
Partially offset by:
● Higher average selling prices and product mix across both end-markets and all regions, which were in excess of variable input cost inflation
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net sales increased due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation within both end-markets
● Sales from companies acquired in 2021
● Higher sales volumes driven by Refinish, despite impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro and Turkish Lira compared to the U.S. Dollar
● Decrease in net sales of $20.3 million due to the One-Time Event

Adjusted EBIT decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due to inflation and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro compared to the U.S. Dollar
Partially offset by:
● Higher average selling prices and product mix across both end-markets and all regions, which were in excess of variable input cost inflation
● Contributions from companies acquired in 2021
In addition to the factors noted above, Adjusted EBIT margin decreased due to the following:
● Decrease in net sales of $20.3 million due to the One-Time Event
Mobility Coatings Segment

	Three Months Ended September 30,		2022 vs 2021		Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$400.7	$309.4	$91.3	29.5%	$1,139.5	$986.7	$152.8	15.5%
Volume effect				29.9%				11.9%
Price/Mix effect				4.7%				7.0%
Exchange rate effect				(5.1)%				(3.4)%

Adjusted EBIT	$3.6	$(2.7)	$6.3	233.3%	$6.4	$42.2	$(35.8)	(84.8)%
Adjusted EBIT Margin	0.9%	(0.9)%			0.6%	4.3%
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net sales increased due to the following:
● Higher sales volumes across both end-markets and all regions, despite impacts from the Russia-Ukraine conflict
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro, Turkish Lira and Chinese Renminbi compared to the U.S. Dollar

Adjusted EBIT and Adjusted EBIT margins increased due to the following:
● Higher sales volumes across both end-markets and all regions, despite impacts from the Russia-Ukraine conflict
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due primarily to inflation

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net sales increased due to the following:
● Higher sales volumes across both end-markets and all regions, despite impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro and Turkish Lira compared to the U.S. Dollar partially offset by the strengthening of the Brazilian Real

Adjusted EBIT and Adjusted EBIT margins decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due to inflation, increased activity and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
Partially offset by:
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset input price inflation
● Higher sales volumes across both end-markets, despite impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, cash flow from operations and available borrowing capacity under our Senior Secured Credit Facilities.
At September 30, 2022, availability under the Revolving Credit Facility was $528.9 million, net of $21.1 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes. At September 30, 2022, we had $13.0 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $39.1 million.
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

Cash Flows

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by (used for):
Operating activities:
Net income	$148.3	$211.0
Depreciation and amortization	229.5	234.7
Amortization of deferred financing costs and original issue discount	7.2	6.7
Deferred income taxes	2.8	9.3
Realized and unrealized foreign exchange losses, net	5.5	9.5
Stock-based compensation	14.0	11.7
Gain on sale of facility	—	(8.9)
Interest income on swaps designated as net investment hedges	(16.1)	(14.3)
Commercial agreement restructuring charge	25.0	—
Other non-cash, net	(1.5)	11.3
Net income adjusted for non-cash items	414.7	471.0
Changes in operating assets and liabilities	(366.5)	(181.0)
Operating activities	48.2	290.0
Investing activities	(67.9)	(719.9)
Financing activities	(274.9)	(279.5)
Effect of exchange rate changes on cash	(29.9)	(16.5)
Net decrease in cash	$(324.5)	$(725.9)
Nine months ended September 30, 2022
Net Cash provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was $48.2 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $414.7 million. This was offset by net uses of working capital of $366.5 million, for which the most significant drivers were increases in accounts and notes receivable, inventories and prepaid expenses and other assets of $242.4 million, $220.8 million and $78.9 million, respectively. These outflows were primarily driven by increased sales volumes and price-mix, increased inventory on hand combined with inflation of raw material, freight, logistics and energy costs and payments of BIPs. The outflows were partially offset by increases in accounts payable of $189.7 million primarily due to raw material cost inflation, as well as elevated freight, logistics and energy costs.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2022 was $67.9 million. The primary use was for purchases of property, plant and equipment of $107.5 million, partially offset by proceeds of $41.1 million from settlements and interest from swaps designated as net investment hedges, which are discussed further in Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2022 was $274.9 million. The primary uses were for the purchase of our common stock totaling $200.1 million and payments of $72.8 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2022 were unfavorable by $29.9 million, which was driven primarily by the weakening in the Euro, British Pound and Chinese Renminbi compared to the U.S. Dollar.

Nine months ended September 30, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was $290.0 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $471.0 million. This was offset by net uses of working capital of $181.0 million, for which the most significant drivers were increases in accounts and notes receivable, inventory and prepaid expenses and other assets of $168.5 million, $107.8 million and $64.3 million, respectively. These outflows were primarily driven by insurance receivables related to the operational matter within our Mobility Coatings segment, which is discussed further in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, inflation of raw material costs and building inventory to pre-COVID-19 levels to align with returning demand. The outflows were partially offset by increases in accounts payable of $88.3 million due to increased production and inflation of raw material costs and other accruals of $61.3 million due to accruals related to the operational matter within the Mobility Coatings segment.
Net Cash Used for Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2021 was $719.9 million. The primary uses were $647.3 million for business acquisitions during April and September 2021 and purchases of property, plant and equipment of $98.7 million.
Net Cash Used for Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2021 was $279.5 million. The primary uses were for the purchase of our common stock totaling $213.8 million and payments of $74.6 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the nine months ended September 30, 2021 were unfavorable by $16.5 million, which was driven primarily by fluctuations in the Euro compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at September 30, 2022 and December 31, 2021 of $517.4 million and $840.6 million, respectively. Of these balances, $328.4 million and $471.9 million were maintained in non-U.S. jurisdictions as of September 30, 2022 and December 31, 2021, respectively, with $15.1 million and $11.3 million, respectively, within Russia. We believe our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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

The following table details our borrowings outstanding at the periods indicated:

(In millions)	September 30, 2022	December 31, 2021
2024 Dollar Term Loans	$2,020.7	$2,038.9
2025 Euro Senior Notes	435.6	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	99.4	113.8
Unamortized original issue discount	(3.2)	(4.6)
Unamortized deferred financing costs	(22.5)	(27.3)
Total borrowings, net	3,730.0	3,829.6
Less:
Short-term borrowings	42.4	55.4
Current portion of long-term borrowings	24.3	24.3
Long-term debt	$3,663.3	$3,749.9
Our indebtedness, including the Senior Secured Credit Facilities and Senior Notes, is more fully described in Note 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our leverage and associated interest as well as our working capital needs. Availability under the Revolving Credit Facility was $528.9 million and $527.9 million at September 30, 2022 and December 31, 2021, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement governing such facility or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1*
Separation and Release Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Robert Bryant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.2*
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Rakesh Sachdev (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.3*
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022

10.4	Interim CEO Restricted Stock Unit Grant Notice Award, dated as of August 31, 2022, between Axalta Coating Systems Ltd. and Rakesh Sachdev

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	October 25, 2022	By: /s/ Rakesh Sachdev
Rakesh Sachdev
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 25, 2022	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2022	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)