Form 10-K
period 2022-12-31
Axalta Coating Systems Ltd.
filed 2023-02-16
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,863.5 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 9, 2023, there were 221,052,018 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2023 Annual General Meeting of Members. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2022.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), a Bermuda exempted holding company incorporated in 2012, is a leading global manufacturer, marketer and distributor of high-performance coatings systems. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance, appearance and sustainability attributes of our customers' products, while improving their productivity and profitability.
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

Axalta Coating Systems
Net Sales: $4,884.4 million
Net Income $192.2 million
Adjusted EBIT: $472.3 million
Adjusted EBIT Margin: 9.7%

Segments	**Performance Coatings** Net Sales: $3,326.7 million (68.1% of Sales)		**Mobility Coatings** Net Sales: $1,557.7 million (31.9% of Sales)	
End-Markets	**Refinish** Net Sales: $1,943.4 million % of Axalta Sales: 39.8%	**Industrial** Net Sales: $1,383.3 million % of Axalta Sales: 28.3%	**Light Vehicle** Net Sales: $1,181.1 million % of Axalta Sales: 24.2%	**Commercial Vehicle** Net Sales: $376.6 million % of Axalta Sales: 7.7%
Focus Areas	· Body shops · Independent shops · Multi-shop operators · Light vehicle dealerships · Our company owned stores in EMEA & Central America	· General industrial · Energy solutions · Architectural · Transportation · Oil and gas · Coil · Building products	· Automotive light vehicle original equipment manufacturers ("OEM") and automotive plastics suppliers	· Heavy duty truck ("HDT") · Medium duty truck ("MDT") · Bus · Rail · Motorcycles · Marine and aviation · Trailers · Recreational vehicles · Personal sport vehicles

The table above reflects numbers for the year ended December 31, 2022. Adjusted EBIT Margin is calculated as Adjusted EBIT divided by net sales. See the discussion and reconciliation of segment Adjusted EBIT to income before income taxes in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net sales for our four end-markets and four regions for the year ended December 31, 2022 are highlighted below:
Note: Latin America includes Mexico. EMEA represents Europe, Middle East and Africa.
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global OEMs and to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
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

Industrial
The industrial end-market comprises liquid and powder coatings used in a broad array of end-business applications. Within the industrial end-market, we focus on the following:
•General Industrial
◦Architectural: powder and liquid coatings for applications such as window frames, curtain walls, and claddings, typically used in residential, industrial, commercial, and monumental buildings. Architects and designers can benefit from the advice of color experts and the latest trend collections available in our dedicated color experience rooms and online tools.
◦Transportation: liquid and powder coatings for vehicle components, chassis, and wheels to protect against corrosion, provide increased durability and impart appropriate aesthetics. Total solutions to support agriculture, construction and earth moving market for protection and appearance requirements.
◦Oil & Gas: liquid and powder products to coat tanks, pipelines, valves and fittings protecting against chemicals, corrosion and extreme temperatures in the oil & gas industry.
◦Coil: coatings utilized in various applications such as metal building roof and wall panels, residential and commercial steel roofing, gutters, appliances, lighting, garage and entry doors, HVAC, office furniture and truck trailers.
◦Other: coatings for a wide and diverse array of applications, including racking and shelving, metal furniture, pipes and tubes, metal enclosures and fencing, industrial components, and power storage and electrical boxes.
•Building Products: coatings utilized in OEM and aftermarket industrial construction and building markets, including external building materials, cabinets, flooring and furniture.
•Energy Solutions: critical for today's automotive applications and focused on support for wind energy and new electric vehicles, liquid solutions to insulate copper wire used in motors and transformers and coatings to insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical devices to provide increased motor and power efficiency. Powder solutions provide motor and battery protection and insulation to enable engineering design.
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
With global demand for electric vehicles continuing to increase, electric vehicle ("EV") manufacturers are designing and searching for solutions to power their vehicles with innovation to extend performance and improve safety. Electric motors, batteries and EV powertrain components require protective coatings to maintain optimal temperatures, reduce the risk of fire and corrosion damage as well as to prevent electromagnetic interference. By leveraging Axalta's deep expertise in energy solutions coupled with our deep knowledge of the automotive industry and the electric propulsion market, Axalta has developed coating solutions tailored to the unique needs of the evolving EV industry.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive refinish industry to repair damaged vehicles. Our refinish products and systems comprise a range of coatings layers, including fillers, aerosols, and adhesives acquired with the 2021 acquisition of U-POL Holdings Limited ("U-POL"), required to match the vehicle's color and appearance, producing a repair surface indistinguishable from the adjacent surface.
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

Our color matching and retrieval systems allow customers to quickly match any color, reducing the need for body shop technicians to repeat the color matching process, which saves time and materials. The color matching process begins with a technician scanning a damaged vehicle with one of our advanced color matching tools, such as our Acquire Plus EFX™ hand-held spectrophotometer. The Acquire Plus EFX reads the vehicle color, evaluating both the unique flake and color characteristics of the specific vehicle. These characteristics may vary significantly, even for vehicles of the same make, model and original color, due to a variety of factors, including a vehicle's age, plant at which it was assembled, weather conditions and operating history. The Acquire Plus EFX electronically connects with our ColorNet® database and generates for the body shop technician the precise mix of tints and colors needed to recreate that specific color for the part being repaired. In addition to the Acquire Plus EFX, we offer customers several other color matching tools, including our VINdicator® database, which identifies vehicle color based on its vehicle identification number, and traditional color matching fan decks.
We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. Through an acquisition completed in 2017, we have also become a leading manufacturer and supplier of coatings sold into the building materials, cabinet, wood and luxury vinyl flooring and furniture markets in North America. Our liquid systems are used to provide insulation and thermo-mechanical protection for electrical conductors and devices, protect automotive parts and serve as primers, basecoats, and clearcoats for alloy and steel wheels, and provide weatherability and corrosion protection for metal building and infrastructure projects. Powder coatings products, both thermoset and thermoplastic, are an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry, our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures, pressures, and harsh chemicals.
Our major industrial brands include Imron® Industrial, Tufcote™ Industrial, Corlar™ Industrial, Strenex™ Industrial, PercoTop®, Voltatex®, AquaEC™, Durapon®, Hydropon™, UNRIVALED™, and Ceranamel® for liquid coatings and Alesta®, Teodur®, Nap-Gard®, Abcite® and Plascoat® for powder coatings.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 90,000 body shops. Most of our products are supplied by our network of approximately 4,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to body-shop customers through our own points of distribution. Distributors maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.

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
Our sales force also helps to drive shop productivity improvements and to install or upgrade body shop color matching and mixing equipment to improve shop profitability. Once a coating and color system is installed, a body shop almost exclusively uses its specific supplier's products. The proprietary nature of a coatings supplier's color systems, the substantial inventory needed to support a body shop and the body shop's familiarity with an established brand lead to high levels of customer retention. Our customer retentions have been and continue to be strong.
Our large direct sales team in industrial serves the end customers, driving demand which is then primarily filled directly or through channels of distribution and e-commerce. We leverage this dedicated sales force and technical service team to provide regional support and focus global innovation projects to meet the evolving market needs. We believe we are one of only three truly global powder coatings producers that can satisfy the needs and specifications of a customer in multiple regions of the world, while maximizing productivity from the broad scale and scope of our operations.
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 140 countries. Our top ten customers accounted for approximately 20% of our Performance Coatings net sales during the year ended December 31, 2022.
In our industrial and refinish end-markets we serve both large OEMs and a broad, fragmented customer base. Our industrial end-market comprises a wide variety of industrial manufacturers, while our refinish end-market primarily comprises approximately 90,000 body shops, including:
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
•OEM Dealership Body Shops: High-productivity body shops, located in OEM car dealerships, that operate like MSOs and provide premium services to customers using premium/mainstream coatings.
Performance Coatings Competition
Our primary competitors in the refinish end-market include AkzoNobel, BASF, Sherwin Williams and PPG, but we also compete against local and regional players in local markets. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as AkzoNobel, PPG and Sherwin-Williams, as well as a large number of local and regional players in local markets. We believe we are one of the few performance coatings companies that can provide the customer service, total technology solutions, color design capability and product performance necessary to deliver exceptional value to our customers.

Mobility Coatings
Through our Mobility Coatings segment, we provide coatings technologies for light vehicle and commercial vehicle OEMs. These global customers are faced with evolving megatrends in electrification, sustainability, personalization and autonomous driving that require a high level of technical expertise. The OEMs require efficient, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.
Our solutions portfolio brings together the best of Axalta's experience and innovation into three categories: Core Mobility Solutions, Advanced Mobility Solutions and Axalta Advantage.
•Core Mobility Solutions comprises Axalta's best-in-class basecoats and clearcoats for color and beautification along with primers, electrocoats and powder applications for surface protection.
•Advanced Mobility Solutions encompasses products and applications for trends like sustainability, mass customization, two-tone and digital paint. It includes coatings with enhanced functionality that improve LiDAR and radar performance and exterior protection for electric vehicle platforms and components.
•Axalta Advantage features expert services and consulting to improve productivity in and outside the paint shop, including application design, process improvement, cost and CO2 modeling, and troubleshooting.
Mobility Coatings End-Markets
Light Vehicle
Demand for light vehicle products is driven by regional light vehicle production. Light vehicle OEMs select coatings providers based on their global ability to deliver core and advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. These customers also look for suppliers that offer sustainable solutions to aid in the customer portfolio transformation and can enhance process efficiency, improve productivity and provide superior technical support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and can deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, people, expertise, innovative technology platforms, and customer focus position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We believe we are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with the growing number of substrates, increasingly complex colors and environmentally-responsible coatings while continuing to simplify and reduce steps in the coating application process.
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications, including HDT, MDT, bus and rail, motorcycles, marine and aviation, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards for sustainability.

Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements. Particularly for HDT applications, truck owners demand a significant variety of custom colors and advanced product technologies to enable custom designs. Our strong market position and growth are driven by our ability to provide customers with our market-leading brand, Imron®, as well as leveraging our global product lines, regional knowledge and customer service.
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
The coatings process accounts for a majority of the total energy consumed during the vehicle manufacturing process. With that in mind, we have developed coatings technologies, including 3-Wet, Eco-Concept and 2-Wet Monocoat, that help our OEM customers lower costs by reducing energy consumption and increasing productivity.
In today's existing transportation ecosystem, coatings provide essential beauty and color to vehicle bodies while extending the useful life of the vehicle via durability related properties such as chemical resistance and chip and corrosion protection. As the industry evolves, each dimension of mobility – electric vehicles, shared transportation and autonomous driving – requires coatings with advanced functionality that, in addition to aesthetics and protection, contribute to the efficiency of electrification, vehicle design, navigation and passenger safety, among other areas. The evolution of mobility creates tremendous opportunities for OEMs but requires them to undertake significant shifts in how they design and produce vehicles. OEMs are also increasingly looking to reduce the weight of vehicles in response to stricter vehicle emissions, fuel consumption regulations and electric vehicle range extensions. As a result, OEMs are constructing vehicle platforms using a variety of new materials in addition to steel and plastic, including aluminum, carbon fiber and other substrates, each of which requires specialized coatings formulations to create a uniform color and finish. We continue to innovate with our OEM customers in driving this trend, as evidenced by use of our coatings on their flagship vehicle platforms.
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 75,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck's exterior do not deform during the bake process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
Mobility Coatings Sales, Marketing and Distribution
We have full-time technical representatives stationed at most of our OEM customers' facilities around the world. These on-site representatives provide customer support, monitor the painting process and track paint demand at each assembly plant. Monitoring OEM line performance in real-time allows our technical support teams to help improve paint department operating efficiency and provide performance feedback to our formulating chemists and paint manufacturing teams. Many of our customer technical support representatives also help OEMs manage their physical inventory by forecasting facility coatings demand based on the customer's build schedule.
We sell and ship products directly to light vehicle OEMs in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 9 countries, our manufacturing facilities provide a local presence that enables us to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. Our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.

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
Mobility Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 200 assembly plants worldwide, including all the top ten global automotive manufacturers. We have a stable customer base and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 63% of our Mobility Coatings net sales during the year ended December 31, 2022.
Mobility Coatings Competition
We primarily compete against large multi-national suppliers such as PPG, BASF and AkzoNobel, as well as a few regional suppliers, in the light and commercial vehicle end-markets. With our state-of-the-art coatings solutions and local presence in key OEM markets, we are one of the few competitors in the industry that offers global OEM manufacturers the combination of high-quality products, personalized, top-rate technical service and short lead-times for product delivery.
SEASONALITY
Generally, our first quarter net sales are less than other quarters primarily driven by our Performance Coatings segment as a result of the nature of repairs typically performed by our Refinish end-market customers. In our North America and EMEA markets, we typically see more significant accidents from the inclement weather that require more time to repair and less repair throughput for our customers. Our Mobility Coatings segment does not experience significant net sales seasonality. Cash provided by operating activities has typically been greatest in the fourth quarter primarily driven by the timing of collections from our customers and payments to our vendors.
Economic conditions have altered, and could continue to alter, seasonal patterns.
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. Since 2001, on average, our total raw material spend has represented between 40% and 50% of our cost of sales; however, during 2022, our total raw material spend represented approximately 53% of our cost of sales driven by continued raw material inflation experienced throughout the year. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 34% of our 2022 spending on raw materials.
Prices for our raw materials generally fluctuate with supplier feedstock prices as well as supply and demand dynamics of the given raw material market. Over the past several years, the dynamics of supply and demand played a much more critical role in the cost of our raw materials than just the price of the supplier feedstocks.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in certain limited circumstances, contractual raw material recovery mechanisms. Since 2001, our variable cost of sales has remained stable between approximately 35% and 45% of net sales; however, during 2022 our variable costs of sales were approximately 50% of net sales driven by continued raw material inflation experienced throughout the year. Over time, we expect our variable costs of sales in relation to net sales to normalize to historical levels as a result of both deflation of raw material costs and continued price recapture.
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

We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are among the most demanding in the coatings industry with high levels of product performance that continuously evolve, with increasing expectations for productivity on customer lines and environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. In total, as of December 31, 2022, we had approximately 1,300 team members dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by approximately 25 regional laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania, which opened in 2018 for global research, product development and technology initiatives.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2022, we had a global portfolio of approximately 750 issued patents and more than 480 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2022, approximately 260 patent applications were pending throughout the world.
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
Although we believe that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
At December 31, 2022, we were party to seven joint ventures, of which three were focused in the light vehicle end-market, two were focused in the refinish end-market and two were focused in the industrial end-market. At December 31, 2022, we were the majority shareholder, and/or exercised control, in five joint ventures, which we consolidated. Our fully consolidated joint venture-related net sales were $78.7 million, $80.7 million, and $76.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations".
ENVIRONMENTAL, SOCIAL AND GOVERNANCE
During January 2022, we announced a new environmental, social and governance ("ESG") framework, which is structured under three key pillars and the related goals:
•Planet Solutions: Focused on ensuring a more sustainable future for the planet, this first pillar includes a series of goals aimed at improving the Company's environmental performance and reducing the impact of its global operations, including our goals to achieve an absolute reduction of 50% of Scope 1 and 2 greenhouse gas ("GHG") emissions by 2030, as well as a goal to become carbon neutral in our operations by 2040 - one decade ahead of the deadline set by the Paris Agreement on Climate Change. In addition to these reduction targets, Axalta is taking steps towards our goal of a 10% reduction of volatile organic ("VOC") emissions, process waste, and water use from operations by 2030.
•Business Solutions: This second pillar concentrates on how Axalta's products, services, and technology can help customers design and manufacture their finished products to help accelerate their own sustainability initiatives and achievements. Axalta is committing to deliver sustainability benefits from 80% of its new technology and innovation developments by 2030 and increasing, by at least 20%, the total percentage of net sales derived from products, services, and tools that offer sustainability benefits.
•People Solutions: Building on Axalta's corporate culture, which is rooted in inclusivity, integrity, safety, and engagement, this third pillar will ensure that the Company continues operating and fostering an environment where all of our people can thrive. The Company is committing to creating a more diverse and inclusive environment that results in increasing the representation of women in management positions globally to at least 30% by 2030. Axalta will continue to support its local communities via its Bright Futures Program, which includes STEM and vocational scholarships.
HUMAN CAPITAL RESOURCES
Our success is realized through the engagement and commitment of our people. As of December 31, 2022, we had approximately 12,000 team members with 26% of our team members based in the U.S. and 74% based in international locations. Our workforce is distributed globally, with approximately 45% in the Americas, 38% in EMEA and 17% in Asia Pacific.
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
We drive to create a performance-driven culture where employees feel included and find a sense of belonging. It is also important that we provide an environment that fosters inclusivity and embraces diversity where everyone feels they have a voice and their contributions are valued. In support of this, our first all employee engagement survey took place in 2021. Capturing the voice of our employees through this survey provided actionable insights into the specific tools, processes, and other factors that enable our employees to perform at their best. The action plan we developed from the results of our 2021 survey proved to be beneficial as our engagement scores in the 2022 survey increased in each category, including double-digit improvements on questions related to training, learning and growth, and resources provided to allow employees to perform their day-to-day tasks. Our employee participation in the 2022 survey increased by 20% (87% response rate) from the 2021 survey and based on the results we will continue to focus on career development and learning to ensure employees have opportunities to improve their skills and prepare for future roles at Axalta. We will also continue to focus on Axalta’s culture, including continuing to increase our focus on diversity and inclusion.
We strive to provide a wide variety of opportunities for growth for our employees, including online trainings, on-the-job experience, education tuition assistance and financial counseling. We also aim to provide competitive compensation and benefits across all of our global locations.
We are committed to providing a workplace that enables team members to operate safely, including safety protocols to ensure the health and safety of our employees during the COVID-19 pandemic. Safety is ingrained in the way we do business, and our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we strive to determine the causes and eliminate the potential for future similar incidents. In 2022, Axalta's injury and illness performance resulted in a 0.59 OSHA Total Recordable Incident Rate ("TRIR"), compared to the 3.5 OSHA TRIR for the Paint and Coating Manufacturing Industry (according to the US Bureau of Labor Statistics 2021 data).
The Compensation Committee of our Board of Directors ("Board") has oversight of the Company's human capital management efforts. The Environment, Health, Safety and Sustainability Committee of our Board has oversight of the Company's policies to protect the health and safety of our employees and contractors, and this committee regularly reviews data on our safety metrics and performance.
We encourage you to visit the sustainability section, and other sections, of our website for more detailed information regarding our human capital resources, programs, and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
REGULATORY COMPLIANCE
Our business is subject to significant regulations in all of the markets that we operate in and we are committed to operating our business in compliance with all applicable laws and regulations.
Environmental

We are subject to applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency. Our Environment, Health, Safety ("EHS") and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017, we established a Board-level committee responsible for the oversight of our EHS and Sustainability policies, performance, strategy and compliance matters. We strive to assure that all our manufacturing and distribution facilities are operated in compliance in all material respects with applicable environmental requirements. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal recurring part of our operations. We do not expect outstanding remediation obligations to have a material impact on our financial position; however, the ultimate cost of remediation is subject to a number of variables and is difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or government required remediation obligations that are imposed at these or other facilities in the future.
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
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axalta.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). We also post all financial press releases, including earnings releases, to our website. We intend to use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the U.S. Securities and Exchange Commission’s Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, U.S. Securities and Exchange Commission filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information. All other reports filed or furnished to the SEC on the SEC's website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC's websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high-performance coatings systems, we operate in a business environment that includes risks. These risks are not unlike the risks we have faced in the recent past nor are they unlike risks faced by our competitors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer materially and adversely. While the factors listed here are considered to be the more significant factors, they should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors, including those in other documents we file from time to time with the SEC, may materially and adversely affect our business, results of operations, financial condition and cash flows.
Risks Related to our Business
Risks Related to Execution of our Strategic and Operating Plans
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions, and/or significant volatility in the capital, credit and commodities markets.
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control could reduce demand from these end-markets for our products, including as a result of depressed demand for our customers' products or services, and materially adversely affect our business, financial condition and results of operations and cash flows. For example, weak economic and other macroeconomic conditions, such as the semiconductor chip shortage during 2021 and parts of 2022, have in the past and could in the future depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limiting the growth of the car parc. This could, in turn, cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the propensity of car owners to pay for cosmetic repairs generally decreases. Also, during difficult economic times, car owners may refrain from seeking repairs for their damaged vehicles. Similarly, periods of reduced global economic activity could hinder global industrial output, which could decrease demand for our industrial and commercial vehicle coating products.
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing, which effects are exacerbated in a rising interest rate environment. Disruptions in the U.S., Europe or other economies, or weakening of emerging markets, such as China, could adversely affect our sales, profitability and/or liquidity.
Further, a tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing to support their operations, which could result in a decrease in or cancellation of orders for our products and services and impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to procure materials in a timely manner or at all. Lastly, a tightening of credit markets and increases in interest rates, like those seen in 2022, make it more difficult for our customers to borrow to fund construction activity, manufacturing operations and other capital projects, which in turn reduces demand for our products and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our business, results of operations, financial condition, cash flows and stock price have been, and may in the future be, adversely affected by the COVID-19 pandemic.
COVID-19 has had and may continue to have an adverse impact on demand for our products and, thus, our income from operations. While we have seen a return to more stable demand for our products and services during 2021 and 2022 after experiencing significant impacts to our results of operations, financial condition and cash flows in 2020 from the COVID-19 pandemic, we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. Although we have continued to operate our facilities to date, consistent with applicable governmental orders, the effects of COVID-19 may have a material adverse effect on our operations, supply chain, customers, labor availability and logistics networks, including business shutdowns, employee vaccination requirements or similar mandates and other disruptions. We are currently unable to fully determine the future impact of COVID-19 on our business, though we believe the pandemic may continue to have a negative effect on our business through 2023, and potentially longer. We continue to monitor the progression of the pandemic and its ongoing and potential effect on our business, financial condition, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression, as well as other macroeconomic conditions, such as continuing or heightened inflation and higher interest rates. Additionally, continuing concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access debt financing and capital markets.
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
The loss of, or reduced purchases by, or our failure to meet our obligations to, any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition, results of operations and cash flows.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 4% of our 2022 net sales and our largest distributor accounted for approximately 3% of our 2022 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business seeks different sales terms or chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, certain key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers have demanded and may in the future demand contract terms that differ considerably from our standard terms and conditions. Large orders have also included and may in the future also include severe contractual liabilities if we fail to provide the quantity and quality of product at the required delivery times or fail to meet other obligations. While we attempt to contractually limit our potential liability, we have agreed to and we may in the future agree to unfavorable contracting terms to secure these orders. Such actions could expose us to significant additional risks should we fail to meet our obligations, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows.
We rely on our distributor network and third-party delivery services for the distribution and export of certain of our products. A significant disruption in these services or significant increases in prices for these services may disrupt our ability to export material or increase our costs.
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption, our products may not be delivered in a timely fashion. In addition, if any of our key distributors or third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition, results of operations and cash flows could be adversely affected.
We rely on certain of our manufacturing facilities to make a significant amount of product, and certain products can only be made at specific facilities.
A small number of our manufacturing facilities have historically produced a substantial majority of our products, and certain of our products can only be made at specific facilities. Any disruption of operations at one of these facilities could significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, including to our largest customers, which could damage our customer relationships and our business, financial condition, results of operations and cash flows could be adversely affected. While we may have contingency plans in place to mitigate the risks of such manufacturing concentration, we cannot be certain that such contingency plans would be effective.

Price increases, business and supply chain interruptions, declines in the supply of raw materials or disruptions to our major tolling arrangements could have a significant impact on our ability to grow or sustain earnings.
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to change based on fluctuations in worldwide supply and demand as well as other factors beyond our control, including inflationary pressures like those seen since mid-2021 and that worsened over much of 2022. We use a significant amount of raw materials derived from crude oil and natural gas. While the majority of our raw material inputs are fourth to sixth generation derivatives of crude oil and natural gas, volatile oil and gas prices, as well as other unrelated factors, can also cause significant variations in our raw materials costs, affecting our operating results. In rising raw material price environments, we may be unable to pass along these increased costs to our customers. In declining raw material price environments, customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. Additionally, we obtain certain of our raw materials from selected key suppliers. If any sole source supplier of raw materials ceases supplying raw materials to us, or if any of our key suppliers is unable to meet its obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in limited instances, we may not be able to obtain the necessary raw materials. Additionally, in certain instances, we rely on third parties to toll manufacture certain of our intermediates and products. If any of our key tolling partners ceases to provide toll manufacturing services to us, either permanently or temporarily, we would be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all.
In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions, including supply disruptions from our sole source or other key suppliers, supply chain and logistics congestion and disruptions, increasing costs for energy and freight, the unavailability of certain raw materials or disruptions to our key tolling arrangements could result in harm to our manufacturing capabilities or supply imbalances that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, rising costs of freight, logistics, energy and labor, as we experienced over 2022, increase our cost of sales and reduce our profitability.
Failure to develop and market new products and manage product life cycles could impact our competitive position and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operating results are largely dependent on our development and management of our portfolio of current, new and developing products and services as well as our ability to bring those products and services to market. Difficulties or delays in product development, such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, effectively manage our manufacturing process or costs, obtain intellectual property protection, or gain market acceptance of new products and services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because of the lengthy and costly development process, technological challenges and intense competition, we cannot assure you that any of the products we are currently developing, or that we may develop in the future, will achieve commercial success. For example, in addition to developing technologically advanced products, commercial success of those products will depend on customer acceptance and implementation of those products as well as the products and services offered and developed by our current and future competitors and the related intellectual property rights held by such competitors. A failure to develop commercially successful products or to develop additional uses for existing products could materially adversely affect our business, financial condition, results of operations or cash flows. Further, sales of our new products could replace sales of some of our current products, offsetting the benefit of even a successful product introduction.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We continue to execute on a number of growth initiatives, strategies and operating plans designed to enhance our business, including productivity enhancements and cost reduction. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. A variety of risks could cause us to fail to realize some or all of the expected benefits, including growth and cost savings. These risks include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected. From time to time, we may commence operations at new manufacturing facilities, such as our soon-to-be operational Mobility Coatings manufacturing facility in Jilin City, Jilin Province, North China, and cease operations at existing manufacturing facilities, including through relocating, eliminating or utilizing alternative sources for such operations. We may not be able to successfully commence such new operations or cease such existing operations and our failure to successfully do so could have a material adverse impact on our business results.

Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 63% of our 2022 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability will entail further international expansion, particularly in emerging markets. Changes in local and regional economic or political conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's social, economic or political conditions, military conflicts, including the current conflict between Russia and Ukraine, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, trapped cash issues, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, the U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements, as well as other retaliatory actions.
Risks Related to Legal and Regulatory Compliance and Litigation
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities which may be significant. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act") as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we may, from time to time, deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA or the Bribery Act. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing or overseeing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation. Although we have implemented anti-corruption policies and procedures and provide training on these matters, there can be no guarantee that these policies, procedures and training will effectively prevent violations or alleged violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.
Evolving environmental, safety or other regulations and laws could have a material adverse effect on our business and consolidated financial condition.
Our manufacturing activities and products, both inside and outside of the U.S., are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Environmental Protection Agency, as well as other authorities both inside and outside of the U.S. In addition, legal and regulatory systems in emerging and developing markets may be less developed and less consistent. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events or in response to climate change. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we may be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation, or curtail or cease operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, new disclosure requirements related to GHG emissions and climate change, including any final rules approved by the SEC, may negatively impact our business by diverting resources and harming our reputation. We cannot predict the impact that changing climate conditions or more frequent and severe weather events, if any, will have on our business, results of operations, financial condition or cash flows. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change, as well as other sustainability and environmental matters, will impact our business.
As a result of our current and past operations and/or products, including operations and/or products related to our businesses prior to the Acquisition, we could incur significant environmental liabilities and costs.
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants into air and water and the management and disposal of hazardous substances. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our or our predecessors' past operations. We could incur fines, penalties and other sanctions as a result of violations of such laws and regulations. In addition, as a result of our operations and/or products, including our past operations and/or products related to our businesses prior to the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"), we could incur substantial costs, including costs relating to remediation and restoration activities and third-party claims for property damage or personal injury. The ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. Our accruals for costs and liabilities at sites where contamination is being investigated or remediated may not be adequate because the estimates on which the accruals are based depend on a number of factors, including the nature and extent of contamination, the outcome of discussions with regulatory agencies, available technology, site-specific information, remediation alternatives and, at multi-party sites, other Potentially Responsible Parties ("PRPs") and the number and financial viability of the other PRPs. Additional contamination may also be identified, and/or additional cleanup obligations may be incurred, at these or other sites in the future. For example, periodic monitoring or investigation activities are ongoing at a number of our sites where contaminants have been detected or are suspected, and we may incur additional costs if more active or extensive remediation is required. In addition, in connection with the Acquisition, DuPont has, subject to certain exceptions and exclusions, agreed to indemnify us for certain liabilities relating to environmental remediation obligations and certain claims relating to the exposure to hazardous substances and products manufactured prior to our separation from DuPont. We could incur material additional costs if DuPont fails to meet its obligations, if the indemnification proves insufficient or if we otherwise are unable to recover costs associated with such liabilities. The costs of our current operations, complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future as environmental regulations become more stringent.
We handle and transport certain materials that are inherently hazardous due to their toxic nature.
In our business, we handle and transport hazardous materials. If mishandled or released into the environment, whether by us or providers who are contracted for transportation, these materials could cause substantial property damage, environmental harm or personal injuries resulting in significant legal claims against us. In addition, evolving regulations concerning the handling and transportation of certain materials could result in increased future capital or operating costs.
Our results of operations could be adversely affected by litigation and claims.
We face risks arising from various litigation matters and other claims that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury, including claims arising from the matters described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For instance, we have seen a continuing nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also seen a continuing trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition, results of operations and cash flows. In particular, product liability claims, regardless of their merits, could be costly, divert management's attention and adversely affect our reputation and demand for our products.

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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2022, substantially all of our U.S. workforce was not unionized and approximately half of our workforce outside the U.S. was unionized or otherwise covered by labor agreements. Consequently, we have been and may in the future be subject to union campaigns, work stoppages, union negotiations and other labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, limit our ability to restructure or manage our operations, divert management's attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or worsened operating results. Further, we have been and may in the future be impacted by work stoppages at our suppliers or customers that are beyond our control.
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed, and competition for management and skilled employees in our industry is intense. Our ability to meet our performance and growth goals depends upon the personal efforts and abilities of our management and skilled employees. We cannot assure you that we will retain or successfully recruit senior management, or that their services will remain available to us. We also cannot assure you that we will successfully respond to changing employee preferences spurred by the COVID-19 pandemic. Failures in these areas could adversely affect our business, financial condition, results of operations and cash flows.
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
We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties have in the past and in the future may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. We also license certain of our trademarks for use by third parties. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.
If we are sued for infringing intellectual property rights of third parties, it may be costly and time consuming, and an unfavorable outcome in any litigation could harm our business.
We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents, trademarks or other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against claims of intellectual property rights infringement brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our business, financial condition, results of operations and cash flow. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.
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
Based on the market price of our common shares and the composition of our income, assets and operations, we do not expect to be treated as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, this is a factual determination that must be made annually after the close of each taxable year. If we are treated as a PFIC for any taxable year during which a U.S. person holds our common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person.
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
As of December 31, 2022, we had approximately $3.7 billion of indebtedness on a consolidated basis. As of December 31, 2022, we were in compliance with all of the covenants under our outstanding debt instruments. We are more leveraged than some of our competitors, which could adversely affect our business plans.
Our substantial indebtedness could have important consequences to you. For example, it could:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;
•expose us to the risk of increased interest rates, such as the increases seen in 2022, as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;
•limit our ability to repurchase our common shares or pay dividends;
•hinder our ability to adjust rapidly to changing market conditions;
•limit our flexibility in managing our business through our obligation to comply with customary financial and other covenants in the instruments governing our indebtedness, including the indentures governing our Senior Notes (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the credit agreement governing our Senior Secured Credit Facilities (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), which covenants are described in further detail in Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K;
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
As described below in "Risks Related to Ownership of our Common Shares", our ability to generate cash is dependent on the earnings and receipt of funds from our subsidiaries and joint ventures, which businesses are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness restrict our ability to sell assets and to use the proceeds from such sales, and we may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, and we may not be able to obtain waivers of such defaults from our lenders. In the event of such un-waived default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
Despite our current level of indebtedness and restrictive covenants, we and our subsidiaries may incur additional indebtedness. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness. Although the indentures governing our Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions may not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness.
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
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow from them for any reason, our business could be negatively impacted. During periods of volatility in the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable or unwilling to fund borrowings under their revolving credit commitments or we are unable to borrow from them, it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.
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
Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Difficult global economic conditions, including significant volatility in the capital, credit and commodities markets, low levels of business and consumer confidence and high levels of unemployment in certain parts of the world, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
•under difficult market conditions there can be no assurance that borrowings under our Revolving Credit Facility would be available or sufficient to meet our operational needs, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;
•in order to respond to market conditions, we may need to seek waivers from the applicability of various provisions in the credit agreement governing our Senior Secured Credit Facilities or the indentures governing our Senior Notes, and in such case, there can be no assurance that we can obtain such waivers at a reasonable cost, if at all;
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
We do not know if market conditions or the state of the overall economy will improve in the near future. We cannot provide assurance that a continuation of current economic conditions or a further economic downturn in one or more of the geographic regions in which we sell our products would not have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with the current interest rate environment and, to the extent we use debt to fund our operations, changes in interest rates will affect our cost of debt.
A substantial portion of our indebtedness bears, and in the case of our Revolving Credit Facility, would bear, interest at variable rates, including the Secured Overnight Financing Rate ("SOFR") and the London Inter-Bank Offered Rate ("LIBOR"), making our cost of debt subject to increase in rising interest rate environments, such as those seen during 2022, which increases could have a material adverse effect on our financial condition. While we may choose to, and routinely do, enter into interest rate hedging transactions to mitigate the effect of fluctuations in interest rates, we can provide no assurance that we will enter any such transactions in the future or that any such transactions would be successful in mitigating the risks of fluctuations in interest rates.

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
The price of our common shares has and may in the future fluctuate significantly, and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares could fluctuate significantly for various reasons, including the realization of any risks described under this "Risk Factors" section.
In addition, over the past several years, the stock markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including us and other companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common shares could fluctuate based upon factors that have little or nothing to do with our business, and these fluctuations could materially reduce our share price and cause you to lose all or part of your investment. Further, in the past, market fluctuations and price declines in a company's stock have led to securities class action litigation. If such a suit were to arise, it could have a substantial cost, adversely impact our business and divert our resources regardless of the outcome.
We do not expect to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We currently do not declare or pay dividends on our common shares. Therefore, the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other relevant considerations. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing our Senior Notes also limit our ability to pay dividends. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 9, 2023, we had 1,000,000,000 common shares authorized and 221,052,018 common shares outstanding.
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
We are a Bermuda exempted company. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction, and a substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It is questionable whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board, including that directors may only be removed for cause and our Board can determine the powers, preferences and rights of our preference shares and issue the preference shares without shareholder approval.
These provisions could discourage, delay or prevent a transaction involving a change in control of our Company and may prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common shares if the provisions are viewed as discouraging takeover attempts in the future. These provisions could also discourage proxy contests, make it more difficult for you and other shareholders to elect directors of your choosing and allow us to take corporate actions other than those you desire.
General Risk Factors
Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, operating results and cash flows.
The availability of our products and services and fulfillment of our customer obligations depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, natural disasters or pandemics (including COVID-19), power loss, telecommunications failures, user errors, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems, and we have in the past, and may in the future, experience such events, though the effects have yet to have a material adverse effect on our business. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, including those that may disrupt production at our manufacturing facilities, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other countermeasures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have occurred against our systems from time to time, with no material adverse impacts to date. We expect these attacks to continue and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. We have in the past and may in the future be vulnerable to the effects of cybersecurity incidents that occur at third parties such as our customers, suppliers or business partners, and a failure of a third party's safeguards, policies or procedures could compromise our own data or operations. While we maintain safeguards to mitigate the effects of such incidents, we cannot be certain that such safeguards would be effective. These safeguards are reviewed periodically and modified to enable greater mitigation of such risks.
In addition, we rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new enterprise resource planning ("ERP") system, which will replace much of our existing core financial systems. We may not be able to successfully implement the ERP system without experiencing delays, increased costs, and other difficulties, including the diversion of management from the day-to-day operation of the business, and failure to successfully implement the ERP system could harm our business, financial condition, results of operations and cash flow. Additionally, the ERP system is critical to our ability to provide important information to our management on a timely basis, obtain and deliver products to our customers, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, improve our data management, and otherwise operate our business. Failure of the ERP system to perform adequately in any of these areas could harm our business, financial condition, operating results and cash flows, and, in the case of functions that impact our customers, could result in harm to our customer relationships. Lastly, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
Increased competition may adversely affect our business, financial condition, results of operations and cash flows.
As described in greater detail in the "Performance Coatings Competition" section on page 7 and the "Mobility Coatings Competition" section on page 10, we face substantial competition from many international, national, regional and local competitors of various sizes in the manufacturing, distribution and sale of our coatings and related products. Our inability to compete successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We take on credit risk exposure from our customers in the ordinary course of our business.
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us such incentives. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we have incurred, including with respect to the Customer Contract Restructuring (as defined in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below), and may in the future incur, financial losses. In addition, in the ordinary course of our business, we guarantee certain of our customers' obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our level of credit risk exposure from our customers has remained stable in recent years.
Currency risk may adversely affect our financial condition, results of operations and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian Real, the Chinese Renminbi, the British Pound, the Australian Dollar, the Russian Ruble and the Turkish Lira. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition, results of operations and cash flows.
Terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises, among other events beyond our control, may materially adversely affect our business, financial condition, results of operations and cash flows.
As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents and the national and international responses to such events or perceived threats or potential conflicts relating to or arising out of such events may create economic and political uncertainties and challenges for us, our customers, suppliers and logistic partners that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. A loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, geopolitical risk, terrorist activity, pandemic or other public health crises, natural disaster or otherwise, whether short- or long-term, and any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our business, financial condition, results of operations and cash flows.
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine constituted less than 1% of our net sales during the year ended December 31, 2022, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The insurance we maintain may not fully cover all potential exposures.
Our product liability, property, business interruption, cyber and casualty insurance coverages may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of any losses, lost sales or increased costs experienced during business interruptions. For some risks, we may elect not to obtain insurance. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax and other non-tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the European Union ("EU") state aid rules and the impacts of the EU's Anti-Tax Avoidance Directive. In 2021, more than 140 countries tentatively signed on to the Organization for Economic Cooperation and Development ("OECD") Pillar Two framework that imposes a minimum tax rate of 15% among other provisions. On December 12, 2022 the EU member states agreed to implement the OECD's Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least 750 million Euros, which would go into effect on January 1, 2024. Other countries including the United Kingdom and Switzerland are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight, including increased greenhouse gas limitations, and the expansion of mandatory and voluntary reporting, diligence, and disclosure regarding ESG matters. Failure to adapt to or comply with regulatory requirements or investor, employee, customer, or other stakeholder expectations and standards, including any perceived failure, could negatively impact our reputation, ability to do business with certain customers, and our stock price and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions related to ESG matters.
In January 2022, we announced a number of 2030 ESG targets, including our aim for a 50% absolute reduction of our Scope 1 and Scope 2 greenhouse gas emissions by 2030 and our goal to have carbon neutral operations by 2040. Achievement of these targets depends on our development and execution of various operational strategies relating to each discrete target. The development and execution of these strategies and achievements of our 2030 or 2040 targets are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our strategies and achieve our 2030 or 2040 targets, and the failure to achieve any target could damage our reputation, customer and investor relationships, or our access to, and the terms of, financing. Further, given investors' increased focus related to ESG matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows, and reduce our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Glen Mills, PA. Our extensive geographic footprint comprises 45 manufacturing facilities (including three manufacturing sites operated by our joint ventures), four major technology centers and 48 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2022.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Cornwall	Performance
United States of America	Fridley, MN	Performance
	Front Royal, VA (2)	Performance; Mobility
	Ft. Madison, IA	Performance; Mobility
	High Point, NC	Performance
	Hilliard, OH	Performance; Mobility
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI (2)	Performance; Mobility
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA	Performance

Latin America
Brazil	Guarulhos	Performance; Mobility
Colombia	Cartagena de Indias	Performance
Guatemala	Amatitlan	Performance
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Mobility

EMEA
Austria	Guntramsdorf	Performance; Mobility
France	Montbrison	Performance
Germany	Landshut	Performance
	Wuppertal	Performance; Mobility
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Mobility
	Çerkezköy	Performance
United Kingdom	Tewkesbury	Performance
	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Wellingborough	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Changchun (1)	Performance; Mobility
	Jiading	Performance; Mobility
	Qingpu	Performance
	Ma'anshan	Performance

Type of Facility/Country	Location	Segment
India	Savli	Performance; Mobility
Malaysia	Shah Alam	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Mobility

Joint Venture Manufacturing Facilities
Indonesia	Cikarang	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Mobility
Russia	Moscow	Mobility

Technology Centers
China	Shanghai	Performance; Mobility
Germany	Wuppertal	Performance; Mobility
United States of America	Mt. Clemens, MI	Performance; Mobility
	Philadelphia, PA	Performance; Mobility

Customer Training Centers	Location by Region	Number of Facilities
	North America	12
	Latin America	2
	EMEA	14
	Asia Pacific	20
(1) Manufacturing and distribution operations at this facility is in process of being relocated to other Axalta facilities.
(2) Subject to a mortgage under our Senior Secured Credit Facilities.

We own 24 of our manufacturing facilities, two of our technology centers, and 10 of our customer training centers, while the rest of the facilities and centers are leased. We believe that our properties as currently constituted are suitable, adequate and provide sufficient productive capacity for our current operations.
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
The SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this requirement, the Company will be using a threshold of $1 million for such proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are appointed by the Board. The following table provides information regarding our executive officers:

Name	Age*	Position
Chris Villavarayan	52	Chief Executive Officer and President
Sean M. Lannon	44	Senior Vice President and Chief Financial Officer
Brian A. Berube	60	Senior Vice President, General Counsel and Corporate Secretary
Troy D. Weaver	51	Senior Vice President, Global Refinish
Hadi H. Awada	44	Senior Vice President, Global Mobility Coatings
Shelley J. Bausch	57	Senior Vice President, Global Industrial Coatings
Jacqueline Scanlan	50	Senior Vice President and Chief Human Resources Officer
*As of February 16, 2023
Chris Villavarayan
Mr. Villavarayan has served as our Chief Executive Officer and President since January 1, 2023. Mr. Villavarayan joined the Company from Meritor, Inc., a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, where he held a number of positions of increasing responsibility over the course of 22 years, most recently serving, from 2021 until October 2022, as CEO and President. Prior to this role, he served, from 2020-2021, as Executive Vice President and Chief Operating Officer, overseeing Meritor’s global operations for both its business units, Global Truck and Aftermarket & Industrial, and serving, from 2018-2021, as board lead with executive oversight of Meritor’s four largest joint ventures. From 2018-2020, Mr. Villavarayan served as Senior Vice President and President – Global Truck, with responsibility for leading P&L across Meritor’s global truck business, and from 2014-2018 as President – Americas, managing multiple businesses across portfolios as leader of Meritor’s North and South America businesses. Meritor was acquired by Cummins Inc. in August 2022. Mr. Villavarayan earned his bachelor’s degree in civil engineering from McMaster University and completed the Wharton Executive Education Advanced Finance Program.
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
Shelley J. Bausch
Ms. Bausch has served as our Senior Vice President, Global Industrial Coatings since January 2021. Previously, Ms. Bausch led the Asia Pacific region and the Fluid Technologies business unit for the Carlisle Companies Inc., a manufacturer of engineered products used in roofing, architectural metal, aerospace, medical technologies, industrial, transportation, refinish, and agriculture, mining and construction equipment markets. Before Carlisle, she led the Industrial Coatings business for PPG from 2014 to 2017 and, before that, spent 25 years at Dow Corning Corporation in a variety of senior management and commercial roles. Ms. Bausch served on the board of directors of the Kraton Corporation from 2017 to 2022. She earned a B.S. in Business Administration, summa cum laude, from Alma College and a M.B.A. from the University of Michigan – Flint.
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
As of February 9, 2023, there were five registered holders of record of Axalta's common shares as shown on the records of the Company's transfer agent. A substantially greater number of holders of Axalta common shares are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Performance
The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 400 Materials Index ("S&P 400 Materials"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2017.

$210.00
$190.00
$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
December 31st, 2017
December 31st, 2018
December 31st, 2019
December 31st, 2020
December 31st, 2021
December 31st, 2022
Axalta
S&P 500
S&P 400 Materials

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for 2022 and 2021. For the comparison of 2021 and 2020, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on February 18, 2022.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipate," "assumed," "expect," "believe," "intended," "estimates," "goal," "projections," "plans," "can," "could," "should," "would," "may," "will," "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, including the effects of COVID-19, that may cause our business, industry, strategy, financing activities or actual results to differ materially. The impact and duration of COVID-19 on our business and operations is uncertain. Factors that will influence the impact on our business and operations include the duration and extent of COVID-19, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of COVID-19. More information on potential factors that could affect our financial results is available in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as "Risk Factors" in this Annual Report on Form 10-K and in other documents that we have filed with, or furnished to, the SEC, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors," could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These forward-looking statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 45 manufacturing facilities, four technology centers, 48 customer training centers and approximately 12,000 team members allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
We operate our business in two operating segments, Performance Coatings and Mobility Coatings. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global OEMs and to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Through our Mobility Coatings segment, we provide coatings technologies for light vehicle and commercial vehicle OEMs. These global customers are faced with evolving megatrends in electrification, sustainability, personalization and autonomous driving that require a high level of technical expertise. The OEMs require efficient, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 10.6%, including a 4.9% headwind from foreign currency translation, for the year ended December 31, 2022 compared with the year ended December 31, 2021. The increased net sales were primarily driven by higher average selling price and product mix of 10.1%, higher volumes of 3.7% and a 1.7% contribution from acquisitions, net of the impact from the restructuring of a Performance Coatings commercial agreement ("Customer Contract Restructuring"), which is discussed in more detail in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following trends have impacted our segment net sales performance:
•Performance Coatings: Net sales increased 7.4% for the year ended December 31, 2022 compared with the year ended December 31, 2021. The increased net sales were primarily driven by higher average selling price and product mix of 10.9% and contributions from acquisitions, net of the impact from the Customer Contract Restructuring, of 2.4%, partially offset by a 5.5% headwind from unfavorable foreign currency translation driven primarily by the weakening of the Euro compared to the U.S. Dollar and a modest decline in volumes of 0.4%.
•Mobility Coatings: Net sales increased 18.0% for the year ended December 31, 2022 compared with the year ended December 31, 2021. The increased net sales were driven by higher sales volumes of 13.6% and higher average selling price and product mix of 8.1%, partially offset by unfavorable currency impact of 3.7%, driven primarily by the weakening of the Euro, Turkish Lira and Chinese Renminbi compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the years ended December 31, 2022 and 2021 as follows:

(In millions)	Year Ended December 31,		2022 vs 2021
	2022	2021	% change
Performance Coatings
Refinish	$1,943.4	$1,776.4	9.4%
Industrial	1,383.3	1,319.9	4.8%
Total Net sales Performance Coatings	3,326.7	3,096.3	7.4%
Mobility Coatings
Light Vehicle	1,181.1	1,013.1	16.6%
Commercial Vehicle	376.6	306.8	22.8%
Total Net sales Mobility Coatings	1,557.7	1,319.9	18.0%
Total Net sales	$4,884.4	$4,416.2	10.6%
CEO transition
On July 26, 2022, we announced that Robert Bryant would step down as President and Chief Executive Officer and as a member of Axalta's Board, effective August 31, 2022. On August 31, 2022, Rakesh Sachdev, a member of the Board, assumed the role of Interim Chief Executive Officer and President. On November 11, 2022, the Board, upon the recommendation of the CEO Search Committee of the Board, appointed Chris Villavarayan as the Company’s Chief Executive Officer and President, effective January 1, 2023.
Raw material inflation, supply chain challenges and semiconductor chip shortages
During the year ended December 31, 2022, we were negatively impacted by continued raw material inflation, although in the second half of the year raw material inflation started to abate. Throughout the year, we were able to offset a significant portion of such inflation through the realization of improved pricing on our products.
During 2022, we were also negatively impacted by supply chain challenges as well as semiconductor chip shortages, which primarily affected production levels of our automotive OEM customers in our Light Vehicle end-market. These disruptions also led to increased inventory levels throughout 2022.
By the end of the year, each of these conditions had begun to normalize, but we will continue to monitor each condition and take appropriate actions that we believe will help mitigate costs and other operational impacts.

Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine constituted less than 1.5% of our net sales during the years ended December 31, 2022 and 2021, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current conflict, especially on the price and supply of raw materials. We recorded expenses of $5.0 million related to incremental reserves for accounts receivable, inventory and other assets as a result of sanctions imposed on Russia during the year ended December 31, 2022. Net assets of our Russian subsidiaries at December 31, 2022 were approximately $12.6 million, with $12.9 million comprising cash and cash equivalents.

COVID-19 Pandemic
During the year ended December 31, 2022, our business continued to recover from the significant adverse impact on the demand for our products and, thus, our income from operations caused by the COVID-19 pandemic, which began in early 2020. While we have seen a return to more stable quarter-over-quarter demand for our products and services, we remain cognizant of future COVID-19 developments, such as impacts from new variants, employee absenteeism, lockdowns or other restrictions that could impact our future results of operations, financial condition and cash flows. During the year ended December 31, 2022, our manufacturing sites and operations in China were temporarily impacted by the lockdowns imposed by local authorities in response to COVID-19 on multiple occasions, which negatively impacted demand in the country. The risks and uncertainties related to the COVID-19 pandemic are discussed in further detail within Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Capital and Liquidity Highlights
During the year ended December 31, 2022, we repurchased 7.4 million shares of our common stock for total consideration of $200.1 million as we continued to execute against our previously-approved share repurchase program.
During the year ended December 31, 2022, we entered into the Eleventh Amendment (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We amended the Credit Agreement (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) to, among other things, provide a new seven-year $2.0 billion term loan maturing in December 2029, the proceeds of which, together with cash on hand, were used to refinance the Borrowers' (as defined in the Credit Agreement) existing $2.021 billion term loan due in June 2024. The interest rate payable on such new term loan is SOFR plus a margin of 300 basis points.
ESG Framework
In January 2022, we announced a new ESG framework that details longer-term ESG goals and strategies. For additional information, see Part I, Item 1, "Business—Environmental, Social and Governance" included elsewhere in this Annual Report on Form 10-K.
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
•underlying growth (or lack thereof) in one or more of our end-markets, either worldwide or in particular geographies in which we operate;
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
Cost of goods sold ("cost of sales")
Our cost of sales consists principally of the following:
•Production materials costs. These include costs of the materials needed to manufacture products for distribution. These costs generally increase on an aggregate basis as production volumes increase, but materials prices are also influenced by changes in market dynamics. A significant amount of the materials used in production are purchased on a global lowest-cost basis.
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
•Other. Our remaining cost of sales consists of freight costs, warehousing expenses, purchasing costs, costs associated with closing or idling of production facilities, functional costs supporting manufacturing, cost of poor quality, including product claims, and other general manufacturing expenses, such as expenses for utilities and energy consumption.
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
•changes in sales volumes, average selling prices and product mix; and
•fluctuations in foreign exchange rates.
Selling, general and administrative expenses ("SG&A")
Our SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as technical support for our customers and administrative overhead costs, including:
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

Changes in SG&A expense as a percentage of net sales have historically been impacted by a number of factors, including:
•changes in the costs of labor, including inflationary pressures;
•changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher sales;
•changes in our customer base, as new customers may require different levels of sales and marketing attention;
•new product launches in existing and new markets, as these launches typically involve a more intense sales activity and technical support before they are integrated into customer applications;
•customer credit issues requiring increases to the allowance for doubtful accounts; and
•fluctuations in foreign exchange rates.
Other operating charges
Our other operating charges include termination benefits and other employee-related costs, strategic review and retention costs, acquisition and divestiture-related costs, impairment charges, an operational matter, which is discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and gains of sales of facilities, details of which are included in our reconciliations of segment operating performance to income before income taxes.
Research and development expenses
Research and development expenses represent costs incurred to develop new products, services, processes and technologies or to generate improvements to existing products, services or processes.
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
Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, changes to the debt and equity capitalization of our subsidiaries, the realignment of the functions performed, and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the Company and its subsidiaries.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$4,884.4	$4,416.2	$468.2	10.6%
Price/Mix effect				10.1%
Volume effect				3.7%
Impact of acquisitions and Customer Contract Restructuring				1.7%
Exchange rate effect				(4.9)%

Net sales increased primarily due to the following:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset raw material and variable freight inflation
● Higher sales volumes driven primarily by Mobility Coatings and our Refinish end-market, partially offset by lower sales volumes within the Industrial end-market
● Sales contributions from companies acquired during 2021
Partially offset by:
● Decrease in net sales of $20.3 million due to the Customer Contract Restructuring
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro, Turkish Lira, Chinese Renminbi and British Pound compared to the U.S. Dollar
Cost of sales

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Cost of sales	$3,465.6	$2,987.3	$478.3	16.0%
% of net sales	71.0%	67.6%

Cost of sales increased primarily due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
● Costs associated with higher sales volumes, including an increase of $23.3 million of costs from companies acquired during 2021
● Higher operating expenses due primarily to inflation and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
● Increase of $2.7 million in year over year inventory obsolescence charges of which $1.0 million was related to sanctions imposed on Russia
Partially offset by:
● Favorable currency translation impact of approximately 5%, due primarily to the weakening of the Euro, Turkish Lira, Chinese Renminbi and British Pound compared to the U.S. Dollar
Cost of sales as a percentage of net sales increased primarily due to the following:
● Higher variable input costs due to raw material, freight, logistics and energy inflation
● Decrease in net sales of $20.3 million, which had no corresponding impact on cost of sales, due to the Customer Contract Restructuring
Partially offset by:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input cost inflation
● More effective coverage of fixed cost as a result of higher sales volumes

Selling, general and administrative expenses

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$772.4	$738.7	$33.7	4.6%

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to inflation of labor costs
● Increased costs from companies acquired during 2021 of $17.5 million
● Increase in commissions and sales incentive compensation primarily driven by increased sales
Partially offset by:
● Favorable currency translation impact of approximately 6%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Other operating charges

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Other operating charges	$31.5	$44.0	$(12.5)	(28.4)%

Other operating charges decreased primarily due to the following:
● Decrease of $12.0 million in termination benefits and other employee-related costs associated with our cost saving initiatives from $36.9 million in the prior year to $24.9 million in the current year, which includes $6.0 million of CEO transition costs

● Absence of $9.7 million associated with retention awards earned in 2021
● Decrease of $8.5 million in acquisition-related costs primarily incurred in 2021 that did not recur in 2022
● Absence of $4.2 million related to a charge recorded in 2021 related to probable liabilities for an operational matter in our Mobility Coatings segment discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K

● Favorable impacts of currency translation which were immaterial when compared to 2021
Partially offset by:
● Decreased gains on the sale of manufacturing facilities of $17.2 million, from $18.7 million in the prior year to $1.5 million in the current year
● Increase of $3.5 million as a result of incremental reserves for accounts receivable related to sanctions imposed on Russia
● Increase of $1.2 million as a result of accelerated depreciation and costs for site closures associated with changes to our manufacturing footprint

Research and development expenses

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses	$66.4	$62.4	$4.0	6.4%

Research and development expenses increased primarily due to the following:
● Increased research and development activity, including an increase of $0.8 million of costs from companies acquired during 2021
● Increased labor costs as a result of inflation
Partially offset by:
● Favorable currency translation impact of approximately 1%, due primarily to the weakening of the Euro compared to the U.S. Dollar

Amortization of acquired intangibles

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Amortization of acquired intangibles	$125.3	$121.4	$3.9	3.2%

Amortization of acquired intangibles increased primarily due to the following:
● Amortization increase of $11.3 million related to acquisitions completed in 2021
Partially offset by:
● Favorable currency translation impact of approximately 3%, due primarily to the weakening of the Euro compared to the U.S. Dollar
● Reduced amortization from intangibles reaching the end of their useful life
Interest expense, net

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Interest expense, net	$139.8	$134.2	$5.6	4.2%

Interest expense, net increased primarily due to the following:
● Unfavorable impact as a result of increases in the LIBOR rate related to our 2024 Dollar Term Loans (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), which were refinanced during December 2022

● Unfavorable impact of the newly issued 2029 Dollar Term Loans (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), which were issued to replace the 2024 Dollar Term Loans in the refinancing and carry a higher interest rate

Partially offset by:
● Favorable impacts of our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Favorable currency translation impact of approximately 2%, due to the weakening of the Euro compared to the U.S. Dollar
Other expense (income), net

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Other expense (income), net	$26.1	$(12.3)	$38.4	312.2%

Other expense (income), net changed primarily due to the following:
● Increased debt extinguishment and refinancing-related costs of $14.5 million resulting primarily from the refinancing of our 2024 Dollar Term Loans in December 2022
● Unfavorable impact of foreign exchange losses of $12.3 million
● Income of $8.3 million recorded in 2021 related to a law change with respect to certain Brazilian indirect taxes, which did not recur in the current year
•Expense of $4.7 million related to a charge recorded in 2022 for the Customer Contract Restructuring

Provision for income taxes

	Year Ended December 31,
	2022	2021
Income before income taxes	$257.3	$340.5
Provision for income taxes	65.1	76.1
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	25.3%	22.4%
Effective tax rate vs. statutory U.S. Federal income tax rate	4.3%	1.4%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2022	2021
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(22.4)	$(16.9)
Changes in valuation allowance	1.6	18.1
Foreign exchange (loss) gain, net	(5.4)	2.2
Tax credits	(8.7)	(6.7)
Non-deductible expenses and interest	5.7	5.7
Change in unrecognized tax benefits	6.2	(4.9)
State taxes	4.8	5.0
Foreign taxes	6.9	8.7
Other - net (2)	22.3	(6.4)
(1)     Primarily related to earnings in Bermuda, Germany, Luxembourg and Switzerland.
(2)     In 2022, the Company recorded a tax expense of $23.0 million in the Netherlands related to a historical impairment charge, which is fully offset by a tax benefit of $23.0 million for the decrease to the valuation allowance. In 2021, the Company recorded a tax benefit of $2.9 million in the Netherlands, which is fully offset by a tax expense of $2.9 million for an increase to the valuation allowance.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$3,326.7	$3,096.3	$230.4	7.4%
Price/Mix effect				10.9%
Impact of acquisitions and Customer Contract Restructuring				2.4%
Volume effect				(0.4)%
Exchange rate effect				(5.5)%

Adjusted EBIT	$448.3	$479.4	$(31.1)	(6.5)%
Adjusted EBIT Margin	13.5%	15.5%

Net sales increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation within both end-markets
● Sales from companies acquired in 2021
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro compared to the U.S. Dollar
● Decrease in net sales of $20.3 million due to the Customer Contract Restructuring
● Lower sales volumes driven by Industrial, inclusive of impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns

Adjusted EBIT and Adjusted EBIT margin decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due to inflation and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
● Unfavorable currency translation impacts of approximately 6%, due primarily to the weakening of the Euro compared to the U.S. Dollar
Partially offset by:
● Higher average selling prices and product mix contributed to by both end-markets and all regions, in excess of variable input cost inflation
● Contributions from companies acquired in 2021
In addition to the factors noted above, Adjusted EBIT margin decreased due to the following:
● Decrease in net sales of $20.3 million due to the Customer Contract Restructuring

Mobility Coatings Segment

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Net sales	$1,557.7	$1,319.9	$237.8	18.0%
Volume effect				13.6%
Price/Mix effect				8.1%
Exchange rate effect				(3.7)%

Adjusted EBIT	$24.0	$38.7	$(14.7)	(38.0)%
Adjusted EBIT Margin	1.5%	2.9%

Net sales increased primarily due to the following:
● Higher sales volumes across both end-markets and all regions, despite impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the weakening of the Euro, Turkish Lira and Chinese Renminbi compared to the U.S. Dollar

Adjusted EBIT and Adjusted EBIT margin decreased due to the following:
● Higher variable input costs across both end-markets and all regions due to raw material, freight, logistics and energy inflation
● Higher operating expenses across all regions due to inflation, increased production activity and the lapsing of temporary COVID-19 related cost savings initiatives during the first quarter of 2021
Partially offset by:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation
● Higher sales volumes across both end-markets and all regions, despite impacts from the Russia-Ukraine conflict and the China COVID-19 lockdowns
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2022, availability under the Revolving Credit Facility was $529.3 million, net of $20.7 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes. At December 31, 2022, we had $13.5 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $46.4 million.
We, or our affiliates, at any time and from time to time, may purchase shares of our common stock or the Senior Notes, and may prepay our 2029 Dollar Term Loans or other indebtedness. Any such purchases of our common stock or Senior Notes may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemption, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our consolidated balance sheets. Our supplier financing facility in China is more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows
Years ended December 31, 2022 and 2021

	Years Ended December 31,
(In millions)	2022	2021
Net cash provided by (used for):
Operating activities:
Net income	$192.2	$264.4
Depreciation and amortization	303.1	316.5
Amortization of deferred financing costs and original issue discount	9.6	8.9
Debt extinguishment and refinancing-related costs	14.7	0.2
Deferred income taxes	(3.4)	15.0
Realized and unrealized foreign exchange losses, net	15.5	10.1
Stock-based compensation	22.2	14.9
Gain on sales of facilities	(1.5)	(19.7)
Interest income on swaps designated as net investment hedges	(19.9)	(18.0)
Commercial agreement restructuring charge	25.0	—
Other non-cash, net	7.7	11.7
Net income adjusted for non-cash items	565.2	604.0
Changes in operating assets and liabilities	(271.4)	(45.4)
Operating activities	293.8	558.6
Investing activities	(106.4)	(716.0)
Financing activities	(368.9)	(334.5)
Effect of exchange rate changes on cash	(14.8)	(20.9)
Net (decrease) increase in cash	$(196.3)	$(512.8)
Year Ended December 31, 2022
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 was $293.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $565.2 million. This was offset by net uses of working capital of $271.4 million, for which the most significant drivers were increases in inventories, accounts and notes receivable, prepaid expenses and other assets of $195.4 million, $171.0 million and $80.5 million, respectively. These outflows were primarily driven by increased sales volumes and price-mix, increased inventory on hand caused by supply chain disruptions combined with inflation of raw material, freight, logistics and energy costs and payments of Business Incentive Plan assets. The outflows were partially offset by increases in accounts payable of $138.0 million primarily due to raw material cost inflation, as well as elevated freight, logistics and energy costs.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2022 was $106.4 million. The primary use was for purchases of property, plant and equipment of $150.9 million, partially offset by proceeds of $44.9 million from settlements and interest from swaps designated as net investment hedges, which are discussed further in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2022 was $368.9 million. The primary uses were for purchases of our common stock totaling $200.1 million, payments, net of refinancing proceeds, of $153.0 million on borrowings, which includes $64.6 million for our China supplier financing program, and outflows of $15.1 million for fees associated with refinancing our 2024 Dollar Term Loans. Our China supplier financing program and our 2024 Dollar Term Loan refinancing are discussed further in Note 18 to the condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2022 were unfavorable by $14.8 million, which was driven primarily by weakening in the British Pound, Argentine Peso and Chinese Renminbi compared to the U.S. Dollar partially offset by the strengthening of the Mexican Peso.
Year Ended December 31, 2021
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021 was $558.6 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $604.0 million. This was offset by net uses of working capital of $45.4 million, for which the most significant drivers were increases in inventory, accounts and notes receivable, prepaid expenses and other assets of $111.6 million, $80.5 million and $45.3 million, respectively. These outflows were primarily driven by inflation of raw material costs, increased accounts receivable associated with net sales growth, insurance receivables related to an operational matter within the Mobility Coatings segment, which is discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and timing of business incentive payments. The outflows were partially offset by increases in accounts payable of $140.1 million due to inflation of raw material costs and management of accounts payable and other accruals of $66.2 million primarily related to an operational matter within the Mobility Coatings segment, which is discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2021 was $716.0 million. The primary uses were $649.0 million for business acquisitions and purchases of property, plant and equipment of $121.6 million. The outflows were partially offset by proceeds received from sales of assets of $37.8 million, driven primarily by the sales of facilities, and $18.0 million of interest proceeds on swaps designated as net investment hedges.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2021 was $334.5 million. The primary uses were for the purchase of common stock totaling $243.8 million and payments of $100.9 million on borrowings, which includes $63.8 million for our China supplier financing program discussed further in Note 18 to the condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2021 were unfavorable by $20.9 million, which was driven primarily by fluctuations in the Euro compared to the U.S. Dollar partially offset by fluctuations in the Chinese Renminbi compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at December 31, 2022 and 2021 of $645.2 million and $840.6 million, respectively. Of these balances, $433.6 million and $471.9 million were maintained in non-U.S. jurisdictions as of December 31, 2022 and 2021, respectively, with $12.9 million and $11.3 million, respectively, within Russia. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.
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
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the effects of COVID-19, inflationary pressures and Russia's conflict with Ukraine.

If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future and elevated interest rates, as experienced during 2022, may increase our interest expense and weaken our financial condition.
The following table details our borrowings outstanding at the dates indicated:

	December 31,
(In millions)	2022	2021
2024 Dollar Term Loans	$—	$2,038.9
2029 Dollar Term Loans	2,000.0	—
2025 Euro Senior Notes	479.1	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	74.5	113.8
Unamortized original issue discount	(22.4)	(4.6)
Unamortized deferred financing costs	(26.9)	(27.3)
Total borrowings, net	3,704.3	3,829.6
Less:
Short-term borrowings	16.0	55.4
Current portion of long-term borrowings	15.0	24.3
Long-term debt	$3,673.3	$3,749.9
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest payments as well as our working capital needs. Availability under the Revolving Credit Facility was $529.3 million and $527.9 million at December 31, 2022 and December 31, 2021, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.
During the year ended December 31, 2022, we entered into the Eleventh Amendment discussed within Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Eleventh Amendment amended the Credit Agreement to, among other things, provide a new seven-year $2.0 billion term loan maturing in December 2029, the proceeds of which, together with cash on hand, were used to refinance the Borrowers' existing $2.021 billion term loan due in June 2024. The interest rate payable on such new term loan is SOFR plus a margin of 300 basis points.
The following table details our borrowings outstanding, average effective interest rates and the associated interest expense for the years ended December 31, 2022 and 2021. Interest expense is inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2022 and 2021, respectively:

	Years Ended December 31,
	2022			2021
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$2,000.0	3.9%	$70.5	$2,038.9	2.2%	$62.2
Revolving Credit Facility	—	N/A	2.7	—	N/A	1.5
Senior Notes	1,679.1	4.1%	63.8	1,708.8	4.1%	65.9
Short-term and other borrowings	74.5	Various	2.8	113.8	Various	4.6
Total	$3,753.6		$139.8	$3,861.5		$134.2

After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in U.S. Dollars as of December 31, 2022 and 2021 were $2,434.0 million and $2,481.4 million, respectively, with weighted average interest rates of 5.4% and 3.4%, respectively. After giving effect to our cross-currency and interest rate hedges, borrowings denominated in Euros as of December 31, 2022 and 2021 were $1,319.6 million and $1,380.1 million, respectively, with weighted average interest rates of 2.5% and 2.5%, respectively. The cross-currency and interest rate hedges impacting our Euro denominated borrowings mature in March 2023 as discussed in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Accounting for Business Combinations
Determining the fair value of assets acquired and liabilities assumed in business combinations requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, technology migration rates, asset lives and market multiples, among other items.
The fair values of intangible assets are estimated using an income approach, either the excess earnings method (customer relationships) or the relief from royalty method (technology and trademarks). Under the excess earnings method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. With respect to customer relationships, fair values are calculated using the excess earnings method and customer attrition is a key input used to determine the applicable after-tax cash flows. Under the relief from royalty method, fair value is measured by estimating future revenue associated with the intangible asset over its useful life and applying a royalty rate to the revenue estimate. These intangible assets enable us to secure markets for our products, develop new products to meet evolving business needs and competitively produce our existing products.
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
In 2022, as a result of the time lapsed since our last quantitative evaluation in 2019, we bypassed the qualitative evaluation and tested for impairment of the goodwill of our reporting units and our indefinite-lived intangible assets by performing a quantitative evaluation. The quantitative analysis concluded that all reporting units and indefinite-lived intangible assets had fair values substantially in excess of carrying values.
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
Compensation expense related to restricted stock units is equal to the grant-date fair value of the awards determined by the closing share price on the date of the grant. The related expense is recognized as compensation expense over the service period utilizing the graded vesting attribution method.

Compensation expense related to performance share units, which are determined to have a market condition, is determined at the grant-date of the awards using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards and are recognized as compensation expense over the service period utilizing the graded vesting attribution method.
We recognize compensation expense net of forfeitures, which we have elected to record at the time of occurrence. Awards that are modified are evaluated for the type of modification and, if necessary, the fair value is adjusted and expense is recorded over any remaining service period.
See Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock-based compensation.
Retirement Benefits
The amounts recognized in the audited financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized in future periods.
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2023 would result in a decrease of approximately $0.5 million or an increase of approximately $0.4 million, respectively. The estimated impact of a 100 basis point increase or decrease of the expected return on assets assumption on the net periodic benefit cost for 2023 would result in a decrease or increase of approximately $1.4 million, respectively.
Derivative Instruments
The fair market value recognized in the audited financial statements related to derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period.
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
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Our net deferred tax asset balance as of December 31, 2022 is $3.1 million, net of valuation allowances of $194.0 million. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors, including any potential aberrational items that may be included within our taxable results. The aberrational items that have impacted our results include debt extinguishment, refinancing and certain global restructuring costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company's future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax-free manner. At December 31, 2022 and 2021, deferred income taxes of approximately $10.8 million and $10.6 million, respectively, have been provided on such subsidiary earnings. At December 31, 2022, and 2021, we have not recorded a deferred tax liability related to withholding taxes of approximately $177.5 million and $124.7 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.

The breadth of our operations and the global complexity of tax regulations require us to make assessments in estimating taxes we will ultimately pay factoring in various uncertainties. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2022 and 2021, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $98.2 million and $91.4 million, respectively.
See Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.
Sales deductions
In our refinish end-market, our product sales are typically supplied through a network of distributors. Control transfers and revenue is recognized when our products are delivered to our distribution customers. Variable consideration in the form of price, less discounts and rebates, are estimated and recorded, as a reduction to net sales, upon the sale of our products based on our ability to make a reasonable estimate of the amounts expected to be received. The estimates of variable consideration involve significant assumptions based on the best estimates of inventory held by distributors, applicable pricing, as well as the use of historical actuals for sales, discounts and rebates, which may result in changes to estimates in the future.
The timing of payments associated with the above arrangements may differ from the timing associated with the satisfaction of our performance obligations. The period between the satisfaction of the performance obligation and the receipt of payment is dependent on terms and conditions specific to the customers. For transactions in which we expect, at contract inception, the period between the transfer of our products or services to our customer and when the customer pays for that good or service to be greater than one year, we adjust the promised amount of consideration for the effects of any significant financing components that materially changes the amount of revenue under the contract.
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
Costs related to the operational matter described in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of probable liabilities for the operational matter require assumptions pertaining to costs incurred by our customers to repair the impacted products. Assumptions include the ultimate number of impacted products that are repaired, re-use of damaged materials, labor rates and efficiency of individuals performing the repairs. A 10% decrease in the total number of products repaired would result in an approximately $5.7 million reduction in the estimated liability. Insurance recoveries related to the operational matter are recorded when probable to the extent they cover incurred or probable liabilities, while recoveries in excess of incurred or probable liabilities are recorded when collection is realizable.
Environmental remediation costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating the nature and extent of contamination, the outcome of discussions with regulatory agencies, available technology, site-specific information, remediation alternatives and, at multi-party sites, other PRPs and the number and financial viability of the other PRPs. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known, and the processes and costs of remediation may change as new information is obtained or technology for remediation improves. Adjustments to our estimates are made periodically as additional information is received and as remediation progresses. We do not believe that the amounts historically accrued for environmental remediation costs are material to our financial statements.
We are subject to legal proceedings, claims and potential claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes in these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known matter. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $2.4 million on cash interest expense considering the impact of our hedging positions currently in place.
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
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2022, 2021 and 2020 were from operations outside the United States. At December 31, 2022 and 2021, the accumulated other comprehensive loss account in the consolidated balance sheets included a cumulative translation loss of $433.5 million and $331.3 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss by $245.1 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
Uncertainty in global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Mexican Peso, Brazilian Real, Chinese Renminbi, British Pound and the Turkish Lira. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
Additionally, in order to fund the purchase price for certain assets of DPC and the capital stock and other equity interests of certain non-U.S. entities, a combination of equity contributions and intercompany loans were utilized to capitalize certain non-U.S. subsidiaries. In certain instances, the intercompany loans are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries' functional currency against other currencies will affect our results of operations. We use these intercompany loans to offset the exposure to profitability and cash flows created by external loans denominated in currencies that are different from the functional currency of the issuing entities, including our 2025 Euro Senior Notes (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), which are denominated in Euros.

Commodity price risk
While our raw material pricing fluctuates based on underlying feedstocks movements, we are also subject to supply and demand dynamics, or other macro-level factors, and also to changes in our cost of sales caused by movements in underlying commodity prices, such as oil and natural gas, among others, for energy spend and certain purchased raw materials, including monomers, resins and solvents. We try to manage these risks by ensuring we have strategic contracts in place on critical materials along with a balance of pricing mechanisms across categories, competitive sourcing options including low cost country sources, and utilizing our supplier relationship management program. In addition, we attempt to mitigate raw material inflation by passing along price increases to our customers. During 2022, a significant portion of the raw material inflation was passed through to our customers through a series of price increases.
Since 2001, on average, our total raw material spend has represented between 40% and 50% of our cost of sales; however, during 2022, our total raw material spend represented approximately 53% of our cost of sales driven by continued raw material inflation experienced throughout the year.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 11 to the consolidated financial statements, management has recorded unrecognized tax benefits of $104.5 million as of December 31, 2022. As disclosed by management, the breadth of operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more-likely-than not.”
The principal considerations for our determination that performing procedures relating to the measurement of unrecognized tax benefits is a critical audit matter are the significant judgments by management when applying the more-likely-than-not recognition criteria to the Company’s tax positions, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the measurement of unrecognized tax benefits. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 16, 2023

We have served as the Company's auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$4,884.4	$4,416.2	$3,737.6
Cost of goods sold	3,465.6	2,987.3	2,457.9
Selling, general and administrative expenses	772.4	738.7	695.0
Other operating charges	31.5	44.0	110.8
Research and development expenses	66.4	62.4	55.2
Amortization of acquired intangibles	125.3	121.4	113.2
Income from operations	423.2	462.4	305.5
Interest expense, net	139.8	134.2	149.9
Other expense (income), net	26.1	(12.3)	33.4
Income before income taxes	257.3	340.5	122.2
Provision for income taxes	65.1	76.1	0.2
Net income	192.2	264.4	122.0
Less: Net income attributable to noncontrolling interests	0.6	0.5	0.4
Net income attributable to controlling interests	$191.6	$263.9	$121.6
Basic net income per share	$0.86	$1.14	$0.52
Diluted net income per share	$0.86	$1.14	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$192.2	$264.4	$122.0
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(102.6)	(50.1)	13.8
Unrealized gain (loss) on derivatives	28.8	36.6	(30.0)
Unrealized gain (loss) on pension and other benefit plan obligations	34.8	37.0	(25.3)
Other comprehensive (loss) income, before tax	(39.0)	23.5	(41.5)
Income tax expense (benefit) related to items of other comprehensive income	13.9	13.9	(11.0)
Other comprehensive (loss) income, net of tax	(52.9)	9.6	(30.5)
Comprehensive income	139.3	274.0	91.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.3)	(0.8)
Comprehensive income attributable to controlling interests	$139.1	$274.3	$92.3

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$645.2	$840.6
Restricted cash	9.7	10.6
Accounts and notes receivable, net	1,067.4	937.5
Inventories	829.6	669.7
Prepaid expenses and other current assets	140.8	117.2
Total current assets	2,692.7	2,575.6
Property, plant and equipment, net	1,190.2	1,186.2
Goodwill	1,498.0	1,592.7
Identifiable intangibles, net	1,112.3	1,278.2
Other assets	566.0	584.5
Total assets	$7,059.2	$7,217.2
Liabilities, Shareholders' Equity
Current liabilities:
Accounts payable	$733.5	$657.4
Current portion of borrowings	31.0	79.7
Other accrued liabilities	620.2	597.8
Total current liabilities	1,384.7	1,334.9
Long-term borrowings	3,673.3	3,749.9
Accrued pensions	205.1	269.3
Deferred income taxes	162.1	174.7
Other liabilities	134.5	149.7
Total liabilities	5,559.7	5,678.5
Commitments and contingent liabilities (Note 6)
Shareholders' equity
Common shares, $1.00 par, 1,000.0 shares authorized, 252.4 and 251.8 shares issued at December 31, 2022 and 2021, respectively	252.4	251.8
Capital in excess of par	1,536.5	1,515.5
Retained earnings	1,018.8	827.2
Treasury shares, at cost, 31.8 and 24.4 shares at December 31, 2022 and 2021, respectively	(887.3)	(687.2)
Accumulated other comprehensive loss	(466.9)	(414.4)
Total Axalta shareholders' equity	1,453.5	1,492.9
Noncontrolling interests	46.0	45.8
Total shareholders' equity	1,499.5	1,538.7
Total liabilities and shareholders' equity	$7,059.2	$7,217.2

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Changes in Shareholders' Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2019	234.9	$249.9	$1,474.1	$443.2	$(417.5)	$(395.5)	$55.4	$1,409.6
Comprehensive income (loss):
Net income	—	—	—	121.6	—	—	0.4	122.0
Net realized and unrealized loss on derivatives, net of tax benefit of $4.5 million	—	—	—	—	—	(25.5)	—	(25.5)
Long-term employee benefit plans, net of tax benefit of $6.5 million	—	—	—	—	—	(18.8)	—	(18.8)
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	15.0	(1.2)	13.8
Total comprehensive income (loss)	—	—	—	121.6	—	(29.3)	(0.8)	91.5
Cumulative effect of an accounting change	—	—	—	(1.5)	—	—	—	(1.5)
Recognition of stock-based compensation	—	—	15.1	—	—	—	—	15.1
Net shares issued under compensation plans	0.8	1.0	3.2	—	—	—	—	4.2
Changes in ownership of noncontrolling interests	—	—	(5.3)	—	—	—	(6.9)	(12.2)
Common stock purchases	(0.9)	—	—	—	(26.0)	—	—	(26.0)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Balance December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive income (loss):
Net income	—	—	—	263.9	—	—	0.5	264.4
Net realized and unrealized gain on derivatives, net of tax of $5.2 million	—	—	—	—	—	31.4	—	31.4
Long-term employee benefit plans, net of tax of $8.7 million	—	—	—	—	—	28.3	—	28.3
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(49.3)	(0.8)	(50.1)
Total comprehensive income (loss)	—	—	—	263.9	—	10.4	(0.3)	274.0
Recognition of stock-based compensation	—	—	14.9	—	—	—	—	14.9
Net shares issued under compensation plans	0.8	0.9	13.5	—	—	—	—	14.4
Common stock purchases	(8.2)	—	—	—	(243.7)	—	—	(243.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income (loss):
Net income	—	—	—	191.6	—	—	0.6	192.2
Net realized and unrealized gain on derivatives, net of tax of $3.2 million	—	—	—	—	—	25.6	—	25.6
Long-term employee benefit plans, net of tax of $10.7 million	—	—	—	—	—	24.1	—	24.1
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(102.2)	(0.4)	(102.6)
Total comprehensive income (loss)	—	—	—	191.6	—	(52.5)	0.2	139.3
Recognition of stock-based compensation	—	—	22.2	—	—	—	—	22.2
Net shares issued under compensation plans	0.6	0.6	(0.9)	—	—	—	—	(0.3)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.1	(0.2)
Common stock purchases	(7.4)	—	—	—	(200.1)	—	—	(200.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance December 31, 2022	220.6	$252.4	$1,536.5	$1,018.8	$(887.3)	$(466.9)	$46.0	$1,499.5
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$192.2	$264.4	$122.0
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	303.1	316.5	320.3
Amortization of deferred financing costs and original issue discount	9.6	8.9	9.0
Debt extinguishment and refinancing-related costs	14.7	0.2	34.4
Deferred income taxes	(3.4)	15.0	(55.4)
Realized and unrealized foreign exchange losses, net	15.5	10.1	3.9
Stock-based compensation	22.2	14.9	15.1
Gain on sales of facilities	(1.5)	(19.7)	—
Interest income on swaps designated as net investment hedges	(19.9)	(18.0)	(14.5)
Commercial agreement restructuring charge	25.0	—	—
Other non-cash, net	7.7	11.7	16.2
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(171.0)	(80.5)	(26.0)
Inventories	(195.4)	(111.6)	39.6
Prepaid expenses and other assets	(80.5)	(45.3)	(19.9)
Accounts payable	138.0	140.1	103.0
Other accrued liabilities	44.7	66.2	(70.1)
Other liabilities	(7.2)	(14.3)	31.7
Cash provided by operating activities	293.8	558.6	509.3
Investing activities:
Acquisitions, net of cash acquired	(3.0)	(649.0)	(1.0)
Purchase of property, plant and equipment	(150.9)	(121.6)	(82.1)
Proceeds from sales of assets	3.7	37.8	0.2
Interest proceeds on swaps designated as net investment hedges	19.9	18.0	14.5
Settlement proceeds on swaps designated as net investment hedges	25.0	—	—
Other investing activities, net	(1.1)	(1.2)	6.9
Cash used for investing activities	(106.4)	(716.0)	(61.5)
Financing activities:
Proceeds from long-term borrowings	1,980.0	—	1,200.0
Payments on short-term borrowings	(91.1)	(74.0)	(38.8)
Payments on long-term borrowings	(2,041.9)	(26.9)	(1,223.3)
Financing-related costs	(15.2)	(3.0)	(39.9)
Net cash flows associated with stock-based awards	(0.3)	14.4	4.3
Purchase of noncontrolling interests	(0.2)	—	(5.8)
Purchases of common stock	(200.1)	(243.8)	(26.0)
Other financing activities, net	(0.1)	(1.2)	(1.4)
Cash used for financing activities	(368.9)	(334.5)	(130.9)
(Decrease) increase in cash and cash equivalents	(181.5)	(491.9)	316.9
Effect of exchange rate changes on cash	(14.8)	(20.9)	26.6
Cash at beginning of period	851.2	1,364.0	1,020.5
Cash at end of period	$654.9	$851.2	$1,364.0

Cash at end of period reconciliation:
Cash and cash equivalents	$645.2	$840.6	$1,360.9
Restricted cash	9.7	10.6	3.1
Cash at end of period	$654.9	$851.2	$1,364.0

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$126.8	$118.1	$151.7
Income taxes, net of refunds	63.0	57.9	25.9
Non-cash investing activities:
Accrued capital expenditures	$32.4	$35.1	$35.1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), at December 31, 2022 and 2021 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2022, 2021 and 2020 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. Investments in companies in which Axalta does not maintain control, but has the ability to exercise significant influence over operating and financial policies of the investee, are accounted for using the equity method of accounting. As a result, Axalta's share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statements of operations and our share of these companies' stockholders' equity is included in the accompanying consolidated balance sheets. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material. We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. The estimates and assumptions include, but are not limited to, receivable and inventory valuations, derivative instruments, fixed asset valuations, valuations of goodwill and identifiable intangible assets, including analysis of impairment, valuations of long-term employee benefit obligations, income taxes, environmental matters, contingencies, litigation, stock-based compensation, restructuring and allocations of costs. Our estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. Actual results could differ materially from those estimates.
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
Leases
See Note 7 for disclosure of our accounting policy for leases.
Goodwill and Other Identifiable Intangible Assets
Goodwill represents the excess of the purchase price over the fair values of the underlying net assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis as of October 1st; however, these tests are performed more frequently if events or changes in circumstances indicate that the asset may be impaired..
When testing goodwill and indefinite-lived intangible assets for impairment, we first have an option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that an impairment exists. Such qualitative factors may include the evaluation of the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant asset-specific events. If based on this qualitative assessment we determine that an impairment is more likely than not, or if we elect not to perform a qualitative assessment, we would be required to perform a quantitative impairment test.
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
In 2022, as a result of the time lapsed since our last quantitative evaluation in 2019, we bypassed the qualitative evaluation and tested for impairment of the goodwill of our reporting units and our indefinite-lived intangible assets by performing a quantitative evaluation. The quantitative analysis concluded that all reporting units and indefinite-lived intangible assets had fair values in significant excess of carrying values.
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
Impairment of Long-Lived Assets
The carrying value of long-lived assets to be held and used is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. Evaluation for impairment is done at the asset group level. The carrying value of long-lived asset groupings is considered impaired when the total projected undiscounted cash flows from the asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset group. The fair value methodology used is an estimate of fair market value and is based on prices of similar asset groupings or other valuation methodologies, including present value techniques. Long-lived asset groupings to be disposed of other than by sale are classified as held for use until their disposal. Long-lived asset groupings to be disposed of by sale are classified as held for sale after all applicable attributes in the guidance are met and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived asset groupings classified as held for sale.

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
Contingencies and Litigation
We accrue for liabilities related to contingencies, including the operational matter discussed in Note 6, and litigation matters when available information indicates that the liability is probable, and the amount can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for tax losses, interest and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in net income in the period that includes the enactment date.
Where we do not intend to indefinitely reinvest earnings of our subsidiaries, we provide for income taxes and withholding taxes, where applicable, on unremitted earnings. We do not provide for income taxes on unremitted earnings of our subsidiaries that are intended to be indefinitely reinvested.
We recognize the benefit of an income tax position only if it is "more likely than not" that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties related to unrecognized tax benefits as a component of provision for income taxes. The current portion of unrecognized tax benefits is included in other accrued liabilities and the long-term portion is included in other liabilities in the consolidated balance sheets.
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
Stock-Based Compensation
We provide directors and certain employees stock-based compensation comprising stock options, restricted stock units, and performance share units. The instruments are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period, inclusive of impacts of any current period modifications of previously granted awards. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta's common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta's common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and all outstanding stock options, restricted stock units, and performance share units are considered.
Accounting Guidance Issued But Not Yet Adopted
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities – Supplier Finance Programs." The ASU codifies disclosure requirements for supplier financing programs. The new standard is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are currently evaluating the impact of ASU 2022-04 on our financial statements but do not expect the guidance to have a material impact.
Risks and Uncertainties
After experiencing significant impacts to our results of operations, financial condition and cash flows in 2020 from the coronavirus ("COVID-19") pandemic, we have seen a return to more stable demand for our products and services during 2021 and 2022, though we continue to see impacts to our business given the continued significant presence, and actual or potential spread, of the virus globally, as well as preventative measures enacted in certain regions of the world. We are currently unable to fully determine the future impact of COVID-19 on our business, though we believe the pandemic may continue to have a negative effect on our business through 2023, and potentially longer. We continue to monitor the progression of the pandemic and its ongoing and potential effect on our financial position, results of operations, and cash flows, which effects could be materially adverse in a particular quarterly reporting period as well as on an annual basis.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
In our refinish end-market, our product sales are typically supplied through a network of distributors. Control transfers and revenue is recognized when our products are shipped to our distribution customers. Variable consideration in the form of price, less discounts and rebates, are estimated and recorded upon the shipment of our products based on our ability to make a reasonable estimate of the amounts expected to be received. The estimates of variable consideration involve significant assumptions based on the best estimates of inventory held by distributors, applicable pricing, as well as the use of historical actuals for sales, discounts and rebates, which may result in changes in estimates in the future.
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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At December 31, 2022 and 2021, the total carrying value of BIPs were $152.3 million and $151.2 million, respectively, and are presented within other assets in the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, $58.6 million, $62.1 million and $64.1 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations. The total carrying value of BIPs excludes other up-front incentives with repayment features made in conjunction with long-term customer commitments of $42.1 million and $72.7 million at December 31, 2022 and 2021, respectively, of which $4.9 million and $12.6 million is included in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2022 and December 31, 2021, respectively, with the remainder included in other assets. These up-front incentives with repayment features are subject to the credit risk of our customers and, depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible.
During the year ended December 31, 2022, we agreed to forgo collection of a portion of previously provided up-front incentives with a certain Performance Coatings customer, following this customer completing a recapitalization and restructuring of its indebtedness and executing a new long-term exclusive sales agreement with us. During the year ended December 31, 2022, a charge for this customer contract restructuring was recorded for $25.0 million in the consolidated statements of operations, of which $20.3 million was recorded as a reduction to net sales and the remaining amount recorded in other expense (income), net as discussed in Note 10.
We accrue for sales returns and other allowances based on our historical experience, as well as expectations based on current information relevant to our customers. We include the amounts billed to customers for shipping and handling fees in net sales and include costs incurred for the delivery of goods as cost of goods sold in the consolidated statement of operations.
Recognition of licensing and royalty income occurs at the point in time when agreed upon performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the consolidated balance sheets. The contract asset balances at December 31, 2022 and 2021 were $40.6 million and $36.1 million, respectively.

Notes to Consolidated Financial Statements
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
•Industrial - The industrial end-market comprises liquid and powder coatings used in a broad array of end-market applications. We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including architectural cladding and fittings, transportation, oil & gas pipelines, coil, other general industrial, building products and energy solutions.
•Light Vehicle - Light vehicle original equipment manufacturers ("OEMs") select coatings providers based on their global ability to deliver core and advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that offer sustainable solutions to aid in the customer portfolio transformation and can enhance process efficiency, improve productivity and provide technical support.
•Commercial Vehicle - Sales in the commercial vehicle end-market are generated from a variety of applications including heavy-duty truck, medium-duty truck, bus and rail, motorcycles, marine and aviation, as well as related markets such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards for sustainability. Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements.
We also have other revenue streams which include immaterial revenues relative to the net sales from our four end-markets, comprising sales from royalties and services, primarily within our light vehicle and refinish end-markets.
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
During 2022, we finalized the purchase accounting related to the U-POL acquisition during the respective measurement period, which is one year following the closing date. After all required adjustments, the purchase price was allocated as follows:

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
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to the assembled workforce and the anticipated future economic benefits and is allocated to our refinish reporting unit. The goodwill recognized was not deductible for income tax purposes.
We incurred and expensed acquisition-related transaction costs for the U-POL acquisition of $8.8 million, which was included within other operating charges in the consolidated statements of operations for the year ended December 31, 2021.
The fair value associated with definite-lived intangible assets was $274.0 million, comprising $29.0 million in developed technology, $35.0 million in trademarks and $210.0 million in customer relationships. The definite-lived intangible assets will be amortized over an average term of 17.4 years.
Other Acquisition
During November 2022, we completed an immaterial bolt-on acquisition that has since operated within our Performance Coatings segment and is based in Europe. The acquisition was accounted for as a business combination within our Refinish end-market. The overall impacts to our consolidated financial statements were not considered material as of and for the year ended December 31, 2022.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2020 to December 31, 2022 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
December 31, 2020	$1,211.3	$83.6	$1,294.9
Goodwill from acquisitions	372.8	—	372.8
Purchase accounting adjustments	(0.4)	—	(0.4)
Foreign currency translation	(70.3)	(4.3)	(74.6)
December 31, 2021	$1,513.4	$79.3	$1,592.7
Goodwill from acquisitions	1.4	—	1.4
Purchase accounting adjustments	2.5	—	2.5
Foreign currency translation	(94.8)	(3.8)	(98.6)
December 31, 2022	$1,422.5	$75.5	$1,498.0
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$555.2	$(462.3)	$92.9	10.3
Trademarks—indefinite-lived	255.6	—	255.6	Indefinite
Trademarks—definite-lived	126.7	(50.8)	75.9	14.5
Customer relationships	1,106.7	(418.8)	687.9	19.2
Other	0.6	(0.6)	—	5.0
Total	$2,044.8	$(932.5)	$1,112.3

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$575.3	$(420.9)	$154.4	10.2
Trademarks—indefinite-lived	266.7	—	266.7	Indefinite
Trademarks—definite-lived	134.5	(43.8)	90.7	14.4
Customer relationships	1,131.8	(366.6)	765.2	19.2
Other	14.5	(13.3)	1.2	5.0
Total	$2,122.8	$(844.6)	$1,278.2
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2023	$87.1
2024	$82.5
2025	$81.8
2026	$81.3
2027	$80.4

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(5)    RESTRUCTURING
In accordance with the applicable guidance for ASC 712, "Nonretirement Postemployment Benefits," we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the years ended December 31, 2022, 2021 and 2020, we incurred costs for termination benefits of $23.9 million, $38.7 million, and $71.9 million, respectively. Pretax charges during the year ended December 31, 2022 primarily relate to our CEO transition and involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities. The majority of our termination benefits are recorded within other operating charges in the consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to the termination benefit reserves and expenses for the years ended December 31, 2022, 2021 and 2020:

Balance at January 1, 2020	$78.0
Expense recorded	71.9
Payments made	(99.8)
Foreign currency translation	5.7
Balance at December 31, 2020	$55.8
Expense recorded	38.7
Payments made	(33.3)
Foreign currency translation	(3.7)
Balance at December 31, 2021	$57.5
Expense recorded	23.9
Payments made	(30.0)
Foreign currency translation	(2.7)
Balance at December 31, 2022	$48.7
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers' obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors. At December 31, 2022 and 2021, we had outstanding bank guarantees of $7.1 million and $5.7 million, respectively. Approximately one-third of our bank guarantees expire between 2023 and 2036, while the remainder do not have specified expiration dates. We monitor the customer obligations and bank guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding bank guarantees recorded at either December 31, 2022 or 2021.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third-party products. The matter occurred over a discrete period during the fourth quarter of 2020. We concluded that losses from this matter were probable and that a majority of losses would be covered under our insurance policies, subject to deductible and policy limits as defined in our policies.
For the years ended December 31, 2022 and 2021, we recorded expenses of $0.2 million and $4.4 million, respectively, within other operating charges in the consolidated statements of operations. At December 31, 2022 and 2021, we had $38.7 million and $52.7 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the consolidated balance sheets. Liabilities of $42.3 million and $49.7 million are recorded as other accrued liabilities in the consolidated balance sheets at December 31, 2022 and 2021, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.

Notes to Consolidated Financial Statements
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
We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The liabilities recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable but a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.
(7)    LEASES
We have operating and finance leases for certain of our technology centers, warehouses, office spaces, land, and equipment. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options that are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on finance leases is recognized using the effective interest method.
Certain of our lease agreements include rental payments based on an index or are adjusted periodically for inflation. At lease inception, we make assumptions for certain factors (i.e., inflation rates) through the lease term. Changes to lease payments resulting from these factors are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. In addition, variable lease expense also includes elements of a contract that is based on usage during the term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2022	2021
Assets	Classification
Operating lease assets, net	Other assets (1)	$102.6	$104.2
Finance lease assets, net	Property, plant and equipment, net (2)	57.1	60.5
Total leased assets		$159.7	$164.7
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$28.4	$27.2
Finance lease liabilities	Current portion of borrowings	2.5	4.1
Noncurrent
Operating lease liabilities	Other liabilities	75.9	79.3
Finance lease liabilities	Long-term borrowings	58.5	58.4
Total lease liabilities		$165.3	$169.0
(1)     Operating lease assets are recorded net of accumulated amortization of $57.4 million and $50.3 million for the years ended December 31, 2022 and 2021, respectively.
(2)     Finance lease assets are recorded net of accumulated amortization of $17.5 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively.
Components of lease expense are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$4.5	$4.4	$4.2
Interest on lease liabilities	3.2	3.3	3.4
Operating lease cost	33.4	35.6	35.7
Variable lease cost	2.7	3.3	3.2
Short-term lease cost	0.3	0.5	0.4
Net lease cost	$44.1	$47.1	$46.9
Supplemental cash flow information related to leases is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34.0	$36.4	$36.0
Operating cash flows for finance leases	$3.2	$3.3	$3.4
Financing cash flows for finance leases	$3.0	$2.6	$2.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27.7	$30.1	$21.0
Finance leases	$2.7	$0.7	$0.3

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Lease term and discount rate information are summarized as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	5.6	6.2
Finance leases	14.5	15.5
Weighted average discount rate
Operating leases	4.9%	3.7%
Finance leases	5.2%	5.2%
Maturities of lease liabilities as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases
Year
2023	$32.7	$5.8
2024	25.7	6.4
2025	17.4	6.2
2026	12.2	6.2
2027	9.1	6.3
Thereafter	20.8	65.1
Total lease payments	117.9	96.0
Less: imputed interest	13.6	35.0
Present value of lease liabilities	$104.3	$61.0
(8)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with approximately 85% of the projected benefit obligation within the European region at December 31, 2022.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations is December 31st each year. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2022 and 2021 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2022 and 2021 for our defined benefit pension plans:

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Year Ended December 31,
	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$627.1	$704.0
Service cost	6.4	7.6
Interest cost	9.4	7.7
Participant contributions	1.2	1.1
Actuarial gain, net	(120.7)	(27.5)
Plan curtailments, settlements and special termination benefits	(3.2)	(11.0)
Benefits paid	(27.4)	(23.9)
Business combinations and other adjustments	(0.3)	(0.2)
Foreign currency translation	(43.8)	(30.7)
Projected benefit obligation at end of year	448.7	627.1
Change in plan assets:
Fair value of plan assets at beginning of year	380.9	386.7
Actual return on plan assets	(76.4)	17.7
Employer contributions	17.1	18.4
Participant contributions	1.2	1.1
Benefits paid	(27.4)	(23.9)
Settlements	(3.5)	(11.3)
Business combinations and other adjustments	(0.1)	(0.1)
Foreign currency translation	(31.8)	(7.7)
Fair value of plan assets at end of year	260.0	380.9
Funded status, net	$(188.7)	$(246.2)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$29.0	$34.9
Other accrued liabilities	(12.6)	(11.8)
Accrued pensions	(205.1)	(269.3)
Net amount recognized	$(188.7)	$(246.2)
Net actuarial gains for 2022 and 2021 were due primarily to fluctuations in the discount rates between years across the plans relative to the rates used in the preceding year to determine benefit obligations (see assumptions table below), which were caused by market volatility during the periods.
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation ("ABO") is the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases.
The following table reflects the ABO for all defined benefit pension plans at December 31, 2022 and 2021. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	December 31,
	2022	2021
ABO	$430.6	$604.5
Plans with PBO in excess of plan assets:
PBO	$273.3	$388.9
ABO	$257.4	$366.6
Fair value plan assets	$55.5	$107.8
Plans with ABO in excess of plan assets:
PBO	$272.1	$387.8
ABO	$256.6	$365.9
Fair value plan assets	$54.7	$106.8

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2022	2021
Accumulated net actuarial losses	$(52.0)	$(86.7)
Accumulated prior service credit	1.6	1.5
Total	$(50.4)	$(85.2)
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
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Components of net periodic benefit cost and amounts recognized in comprehensive income:
Net periodic benefit cost:
Service cost	$6.4	$7.6	$7.6
Interest cost	9.4	7.7	9.7
Expected return on plan assets	(12.0)	(13.6)	(12.8)
Amortization of actuarial loss, net	3.2	4.9	3.4
Amortization of prior service credit	(0.1)	(0.1)	—
Curtailment gain	—	—	(4.2)
Settlement (gain) loss	(1.0)	—	2.3
Special termination benefit loss	0.2	0.4	1.5
Net periodic benefit cost	6.1	6.9	7.5
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss, net	(32.5)	(32.1)	28.4
Amortization of actuarial loss, net	(3.2)	(4.9)	(3.4)
Prior service credit	(0.2)	—	(0.3)
Amortization of prior service credit	0.1	0.1	—
Curtailment gain	—	—	4.2
Settlement gain (loss)	1.0	—	(2.3)
Other adjustments	—	(0.1)	(1.3)
Total (gain) loss recognized in other comprehensive income	(34.8)	(37.0)	25.3
Total recognized in net periodic benefit cost and comprehensive income	$(28.7)	$(30.1)	$32.8

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2022	2021	2020
Weighted average assumptions:
Discount rate to determine benefit obligation	4.37%	1.65%	1.12%
Discount rate to determine net cost	1.65%	1.12%	1.58%
Rate of future compensation increases to determine benefit obligation	2.98%	2.84%	2.71%
Rate of future compensation increases to determine net cost	2.84%	2.71%	2.73%
Rate of return on plan assets to determine net cost	3.44%	3.55%	3.71%
Cash balance interest credit rate to determine benefit obligation	1.96%	0.44%	0.40%
Cash balance interest credit rate to determine net cost	0.44%	0.40%	0.49%
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
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2023	$28.9
2024	$32.1
2025	$34.7
2026	$33.6
2027	$37.9
2028 - 2032	$199.0
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
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued, and asset-backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Assets measured using the net asset value ("NAV") per share practical expedient include debt-asset backed securities, hedge funds, and real estate funds. Debt asset-backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the NAV multiplied by the number of shares owned.
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

Asset Category	2022	2021	Target Allocation
Equity securities	5-10%	15-20%	10-15%
Debt securities	30-35%	30-35%	30-35%
Real estate	0-5%	0-5%	0-5%
Other (1)	50-55%	40-45%	50-55%
(1)    Substantially all pension insurance contracts and cash and cash equivalents holdings.
The table below presents the fair values of the defined benefit pension plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2022 and 2021, respectively. Defined benefit pension plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$7.0	$7.0	$—	$—
U.S. equity securities	9.4	9.2	—	0.2
Non-U.S. equity securities	12.7	9.9	0.2	2.6
Debt securities—government issued	64.7	44.4	16.3	4.0
Debt securities—corporate issued	25.2	17.4	5.9	1.9
Private market securities and other	102.2	0.1	0.3	101.8
Total carried at fair value	$221.2	$88.0	$22.7	$110.5
Investments measured at NAV	38.8
Total	$260.0

	Fair value measurements at
	December 31, 2021
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$11.1	$11.1	$—	$—
U.S. equity securities	29.8	29.6	—	0.2
Non-U.S. equity securities	39.6	36.0	0.4	3.2
Debt securities—government issued	79.6	53.1	22.2	4.3
Debt securities—corporate issued	55.3	44.9	8.2	2.2
Private market securities and other	120.8	0.1	0.2	120.5
Total carried at fair value	$336.2	$174.8	$31.0	$130.4
Investments measured at NAV	44.7
Total	$380.9

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2022 and 2021.

	Level 3 assets
	Total	Private market securities	Debt and equity	Real estate investments
Ending balance at December 31, 2020	$143.5	$133.8	$9.4	$0.3
Change in unrealized (loss) gain	(9.7)	(10.1)	0.4	—
Purchases, sales, issues and settlements	(3.4)	(3.5)	0.1	—
Ending balance at December 31, 2021	$130.4	$120.2	$9.9	$0.3
Change in unrealized loss	(18.7)	(18.0)	(0.7)	—
Purchases, sales, issues and settlements	(1.2)	(0.7)	(0.5)	—
Ending balance at December 31, 2022	$110.5	$101.5	$8.7	$0.3
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2023, the expected long-term rate of return is 4.27%.
Anticipated Contributions to Defined Benefit Plans
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2022, we expect to contribute $5.7 million to our defined benefit plans during 2023.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $54.6 million, $50.4 million and $42.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(9)    STOCK-BASED COMPENSATION
During the years ended December 31, 2022, 2021 and 2020, we recognized $22.2 million, $14.9 million and $15.1 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses in the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $3.0 million, $1.5 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Description of Equity Incentive Plan
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2014 Plan. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
During 2022, we granted restricted stock units and performance share units to certain employees and directors. All awards were granted under the 2014 Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions. During 2022, the Company withheld shares and used cash to settle certain employees' tax obligation resulting from the vesting of awards in the amount of $2.2 million.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019.
A summary of stock option award activity as of and for the year ended December 31, 2022 is presented below:

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1.4	$26.30
Granted	—	$—
Exercised	(0.1)	$18.97
Forfeited	(0.2)	$29.13
Outstanding at December 31, 2022	1.1	$26.56
Vested and expected to vest at December 31, 2022	1.1	$26.56	$2.1	2.79
Exercisable at December 31, 2022	1.1	$26.56	$2.1	2.79
Cash received by the Company upon exercise of options in 2022 was $1.9 million. There were no tax shortfall expenses on these exercises. For the years ended December 31, 2022, 2021 and 2020, the intrinsic value of options exercised was $0.6 million, $2.5 million and $4.3 million, respectively.
The fair value of options vested during 2022, 2021 and 2020 was $1.1 million, $1.9 million and $3.2 million, respectively.
Restricted Stock Units
During the year ended December 31, 2022, we issued 1.4 million restricted stock units. A majority of these awards vest ratably over three years.
A summary of restricted stock unit activity as of and for the year ended December 31, 2022 is presented below:

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2022	1.1	$28.85
Granted	1.4	$26.88
Vested	(0.6)	$28.68
Forfeited	(0.3)	$28.02
Outstanding at December 31, 2022	1.6	$27.38
There are approximately 0.2 million restricted stock units that have vested, but are not yet released as of December 31, 2022 and therefore show as outstanding in the table above.
At December 31, 2022, there was $17.7 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.3 years.
The intrinsic value of awards vested and released during 2022, 2021 and 2020 was $15.0 million, $13.5 million and $14.7 million, respectively. The total fair value of awards vested during 2022, 2021 and 2020 was $20.2 million, $13.6 million and $15.8 million, respectively. Tax shortfalls on these vested awards were $0.2 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Performance Share Units
During the years ended December 31, 2022, 2021 and 2020, the Company granted performance share units ("PSUs") to certain employees of the Company as part of their annual equity compensation award.
PSUs granted in 2022, 2021 and 2020 are subject to the same service conditions, but also include performance conditions related to profitability and return on invested capital metrics over a cumulative performance period of three years, as well as three individual one-year performance periods. At the end of the three-year performance period, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative total shareholder return modifier relative to the S&P 400 Materials Index for 2021 and 2020 grants, over the same three-year performance period. For 2022 grants, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative total shareholder return modifier relative to the S&P 400 Materials Index over the three-year vesting period. The actual number of shares awarded will be between zero and 200% of the target award amount.
A summary of PSU activity as of and for the year ended December 31, 2022 is presented below:

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2022	0.8	$30.10
Granted	0.4	$30.61
Vested	(0.1)	$29.12
Forfeited	(0.5)	$30.18
Outstanding at December 31, 2022	0.6	$30.44
Our PSUs allow for participants to vest in more or less than the targeted number of shares granted. At December 31, 2022, there was $1.4 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 1.9 years. The forfeitures include PSUs that vested below threshold payout.
(10)    OTHER EXPENSE (INCOME), NET

	Year Ended December 31,
	2022	2021	2020
Foreign exchange losses, net	$15.2	$2.9	$7.2
Debt extinguishment and refinancing-related costs (1)	14.7	0.2	34.4
Other miscellaneous income, net (2)(3)	(3.8)	(15.4)	(8.2)
Total	$26.1	$(12.3)	$33.4
(1)     Debt extinguishment and refinancing-related costs include third-party fees incurred, redemption premiums and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 18.
(2) Activity during the year ended December 31, 2022 includes expense of $4.7 million related to a charge for a customer concession discussed further in Note 2.
(3)    Activity during the year ended December 31, 2021 includes income of $8.3 million related to a law change with respect to certain Brazilian indirect taxes.
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
The Company's operations in Switzerland are subject to reduced tax rates through December 31, 2026, as long as certain conditions are met. The tax benefit attributable to this tax holiday was $1.9 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively. The tax effect of the holiday on diluted net income per common was $0.01 for the years ended December 31, 2022 and 2021. Due to a pre-tax loss and the step-up of tax-deductible IP noted above in our Swiss subsidiary, the reduced tax rate holiday in Switzerland had an unfavorable impact in 2020. The tax expense and the tax effect on diluted net income per common share attributable to this tax holiday was $13.2 million and $0.06, respectively, for the year ended December 31, 2020.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2022	2021	2020
Domestic	$137.9	$173.3	$85.4
Foreign	119.4	167.2	36.8
Total	$257.3	$340.5	$122.2
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$20.9	$1.2	$22.1	$14.6	$18.1	$32.7	$1.8	$9.9	$11.7
U.S. state and local	7.0	(0.7)	6.3	4.3	1.4	5.7	6.0	(1.9)	4.1
Foreign	40.6	(3.9)	36.7	42.2	(4.5)	37.7	47.8	(63.4)	(15.6)
Total	$68.5	$(3.4)	$65.1	$61.1	$15.0	$76.1	$55.6	$(55.4)	$0.2
Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2022		2021		2020
Statutory U.S. federal income tax rate (1)	$54.0	21.0%	$71.5	21.0%	$25.7	21.0%
Foreign income taxed at rates other than U.S. statutory rate	(22.4)	(8.7)	(16.9)	(5.0)	(13.9)	(11.3)
Changes in valuation allowances	1.6	0.6	18.1	5.3	10.0	8.2
Foreign exchange (loss) gain, net	(5.4)	(2.1)	2.2	0.6	8.2	6.7
Unrecognized tax benefits (2)	6.2	2.4	(4.9)	(1.4)	54.9	44.9
Foreign taxes	6.9	2.7	8.7	2.5	7.0	5.7
Non-deductible expenses	5.7	2.2	5.7	1.7	4.6	3.7
Tax credits	(8.7)	(3.4)	(6.7)	(2.0)	(5.3)	(4.3)
U.S. state and local taxes, net	4.8	1.9	5.0	1.5	2.8	2.3
Intra-entity IP transfer step-up (3)	—	—	—	—	(50.8)	(41.6)
Other - net (4)	22.4	8.7	(6.6)	(1.9)	(43.0)	(35.1)
Total income tax provision / effective tax rate	$65.1	25.3%	$76.1	22.3%	$0.2	0.2%
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
(4)In 2022, the Company recorded a tax expense of $23.0 million in the Netherlands related to a historical impairment charge, which is fully offset by a tax benefit of $23.0 million for the decrease to the valuation allowance. In 2021, the Company recorded a tax benefit of $2.9 million in the Netherlands, which is fully offset by a tax expense of $2.9 million for an increase to the valuation allowance. In 2020, the Company recorded a tax benefit of $41.8 million in the Netherlands, of which $27.3 million is related to a realized exchange gain and $14.5 million related to a rate change on deferred taxes, which are both fully offset by a tax expense of $27.3 million for the increase to unrecognized tax benefits and $14.5 million for an increase to the valuation allowance, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Deferred Tax Balances

	Year Ended December 31,
	2022	2021
Deferred tax asset
Tax loss, credit and interest carryforwards	$263.9	$256.4
Compensation and employee benefits	58.1	65.0
Accruals and other reserves	41.9	42.2
Research and development capitalization	28.8	16.4
Equity investment and other securities	0.5	29.6
Leases	41.7	42.9
Other	7.8	1.8
Total deferred tax assets	442.7	454.3
Less: valuation allowance	(194.0)	(210.9)
Total deferred tax assets, net of valuation allowance	248.7	243.4
Deferred tax liabilities
Goodwill and intangibles	(75.7)	(70.1)
Property, plant and equipment	(142.0)	(148.5)
Unremitted earnings	(10.8)	(10.6)
Accounts receivable and other assets	(17.1)	(7.4)
Total deferred tax liabilities	(245.6)	(236.6)
Net deferred tax asset	$3.1	$6.8

Non-current assets	$165.2	$181.5
Non-current liability	(162.1)	(174.7)
Net deferred tax asset	$3.1	$6.8
At December 31, 2022 and 2021, deferred income taxes of approximately $10.8 million and $10.6 million, respectively, have been provided on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently reinvested and cannot be repatriated in a tax-free manner. At December 31, 2022, and 2021, we have not recorded a deferred tax liability related to withholding taxes of approximately $177.5 million and $124.7 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2022	2021
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$18.7	$23.0
Expire after 10 years or indefinite carryforward	168.6	172.1
Tax credit carryforwards
Expire within 10 years	0.5	0.6
Expire after 10 years or indefinite carryforward	1.7	9.2
Interest carryforwards
Expire within 10 years	2.7	2.0
Expire after 10 years or indefinite carryforward	71.7	49.5
Total tax loss, tax credit and interest carryforwards	$263.9	$256.4
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Valuation allowance

	Year Ended December 31,
	2022	2021
Non-U.S.	$190.0	$207.4
U.S.	4.0	3.5
Total valuation allowance	$194.0	$210.9
Valuation allowances relate primarily to the tax loss, tax credit and interest carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards from operations in Luxembourg and the Netherlands, of $150.0 million and $173.6 million at December 31, 2022 and 2021, respectively. The U.S. valuation allowance primarily relates to state net deferred tax assets.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2022	2021	2020
Total gross unrecognized tax benefits at January 1	$91.4	$99.6	$45.3
Increases related to acquisitions	—	1.8	—
Increases related to positions taken on items from prior years	2.7	2.3	50.9
Decreases related to positions taken on items from prior years	(2.5)	(16.5)	—
Increases related to positions taken in the current year	9.6	3.9	3.7
Settlement of uncertain tax positions with tax authorities	(1.4)	0.4	—
Decrease due to expiration of statues of limitations	(1.6)	(0.1)	(0.3)
Total gross unrecognized tax benefits at December 31	98.2	91.4	99.6
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	6.3	8.7	10.9
Total gross unrecognized tax benefits at December 31, including interest and penalties	$104.5	$100.1	$110.5

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$46.0	$44.5	$57.6
Interest and penalties included as components of the Provision for income taxes	$(1.8)	$(3.4)	$5.9
(1)Accrued interest and penalties are included within Other accrued liabilities and Other liabilities in the consolidated balance sheets.
The Company is subject to income tax in approximately 46 jurisdictions outside the U.S. The Company's significant operations outside the U.S. are located in Brazil, China, Germany, Mexico and Switzerland. The statute of limitations varies by jurisdiction with 2011 being the oldest tax year still open in material jurisdictions. Certain of our German subsidiaries are under tax examination for calendar years 2014 to 2020. The Company is also under audit in other jurisdictions outside of Germany. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods that could be material.
In connection with the income tax audit in Germany for the tax period 2010-2013, the Germany Tax Authority ("GTA") indicated that it believed that certain positions taken on the 2010-2013 corporate income tax returns were not in compliance with German tax law. While the Company disagreed with the conclusions of the GTA based on the technical merits of our positions, after extensive discussions with the GTA and to avoid a potentially long and costly litigation process, in March 2020 the Company expressed a willingness to settle with the GTA on certain matters. As a result of these changes, the Company recorded a charge to income tax expense of $14.3 million in 2020. A final agreement with the GTA was signed in 2021 and the Company is awaiting final assessments, which are expected to be received and settled in 2023.
The Company anticipates that it is reasonably possible it will settle up to $13.7 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2023 mainly due to the conclusion of the 2010-2013 German income tax audit.

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

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Net income to common shareholders	$191.6	$263.9	$121.6
Basic weighted average shares outstanding	221.7	231.0	235.2
Diluted weighted average shares outstanding	222.3	231.9	236.0
Net income per common share:
Basic net income per share	$0.86	$1.14	$0.52
Diluted net income per share	$0.86	$1.14	$0.52
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2022, 2021 and 2020 was 1.1 million, 0.7 million and 2.7 million, respectively.
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

	Year Ended December 31,
	2022	2021
Accounts receivable—trade, net (1)	$909.3	$760.4
Notes receivable	23.1	24.7
Other (2)	135.0	152.4
Total	$1,067.4	$937.5
(1)Allowance for doubtful accounts was $22.6 million and $22.0 million at December 31, 2022 and 2021, respectively.
(2)Includes $38.7 million and $52.7 million at December 31, 2022 and 2021, respectively, of insurance recoveries related to an operational matter discussed further in Note 6.
Bad debt expense of $2.0 million, $1.7 million and $11.7 million was included within selling, general and administrative expenses for the years ended December 31, 2022, 2021 and 2020, respectively, and $3.5 million of expenses related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the year ended December 31, 2022.
(14)    INVENTORIES

	Year Ended December 31,
	2022	2021
Finished products	$438.6	$355.9
Semi-finished products	130.8	109.7
Raw materials	233.7	180.8
Stores and supplies	26.5	23.3
Total	$829.6	$669.7
Inventory reserves were $16.6 million and $15.6 million at December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(15) PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2022	2021
Land				$75.3	$77.6
Buildings and improvements	5	-	25	508.3	515.0
Machinery and equipment	3	-	25	1,337.4	1,341.8
Software	5	-	15	185.4	185.3
Other	3	-	20	74.6	73.8
Construction in progress				187.9	105.9
Total				2,368.9	2,299.4
Accumulated depreciation				(1,178.7)	(1,113.2)
Property, plant and equipment, net				$1,190.2	$1,186.2
Depreciation expense amounted to $117.3 million, $127.7 million and $137.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We capitalized interest of $2.8 million, $2.2 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During October 2022, we completed the sale of our manufacturing facility in West Bromwich, United Kingdom, which ceased operations during 2021, resulting in proceeds of $3.5 million and a net gain of $1.5 million, which is included in other operating charges in the consolidated statements of operations.
(16)    OTHER ASSETS

	Year Ended December 31,
	2022	2021
Deferred income taxes—non-current	$165.2	$181.5
Business incentive payment assets	152.3	151.2
Operating lease ROU assets	102.6	104.2
Other assets (1)	145.9	147.6
Total	$566.0	$584.5
(1)Includes other upfront incentives made in conjunction with long-term customer commitments of $37.2 million and $60.1 million at December 31, 2022 and 2021, respectively, which will be repaid in future periods.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(17)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2022	2021
Accounts Payable
Trade payables (1)	$681.1	$610.9
Non-income taxes	17.3	22.6
Other	35.1	23.9
Total	$733.5	$657.4

Other Accrued Liabilities
Compensation and other employee-related costs	$181.4	$179.6
Restructuring—current	42.5	39.8
Discounts, rebates, and warranties (2)	230.6	199.1
Operating lease liabilities	28.4	27.2
Income taxes payable	36.7	30.8
Other	100.6	121.3
Total	$620.2	$597.8
(1)Includes $36.6 million and $33.0 million at December 31, 2022 and 2021, respectively, payable to banking institutions as part of our supplier financing programs.
(2)Includes $42.3 million and $49.7 million at December 31, 2022 and 2021, respectively, of liabilities related to an operational matter discussed further in Note 6.
(18)    BORROWINGS

	Year Ended December 31,
	2022	2021
2024 Dollar Term Loans	$—	$2,038.9
2029 Dollar Term Loans	2,000.0	—
2025 Euro Senior Notes	479.1	508.8
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	74.5	113.8
Unamortized original issue discount	(22.4)	(4.6)
Unamortized deferred financing costs	(26.9)	(27.3)
Total borrowings, net	3,704.3	3,829.6
Less:
Short-term borrowings	16.0	55.4
Current portion of long-term borrowings	15.0	24.3
Long-term debt	$3,673.3	$3,749.9
Senior Secured Credit Facilities, as amended
Our senior secured credit facilities (the "Senior Secured Credit Facilities") consist of a term loan due 2029 (the "2029 Dollar Term Loans"), formerly a term loan due 2024 (the "2024 Dollar Term Loans"), and a revolving credit facility (the "Revolving Credit Facility") that is governed by a credit agreement (the "Credit Agreement"). The Credit Agreement has undergone several amendments, the most recent of which are detailed within the discussion below. For additional detail regarding earlier amendments, refer to our previous Annual Reports on Form 10-K filed with the SEC.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the provisions set forth in the Credit Agreement, including with respect to the 1.00% premium that would be payable in connection with any Repricing Event (as defined in the Credit Agreement) on the 2029 Dollar Term Loans that occurs within six months from December 20, 2022. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $75.0 million, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Leverage Ratio (as defined in the Credit Agreement) falls below 4.25:1.00 or 3.50:1.00, respectively) of Excess Cash Flow (as defined in the Credit Agreement). Under the circumstances and subject to the conditions described in the Credit Agreement, we may increase our capacity for revolving loans, increase commitments under our existing term loans, issue additional term loans or issue other indebtedness.
The Senior Secured Credit Facilities are secured by substantially all assets of the Company and the other guarantors. We are subject to customary negative covenants in addition to the First Lien Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common shares. As of December 31, 2022, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
i) Term Loans
The 2024 Dollar Term Loans were issued at 99.875% of par, or a $2.5 million discount, and were scheduled to mature on June 1, 2024. Principal was paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity, and interest was payable quarterly.
The 2024 Dollar Term Loans were subject to a floor of zero plus an applicable rate of 1.75% per annum for Eurocurrency Rate Loans as defined in the Credit Agreement and 0.75% per annum for Base Rate Loans as defined in the Credit Agreement. The 2024 Dollar Term Loans bore interest at variable rates, including LIBOR.
On December 20, 2022, we entered into the Eleventh Amendment to the Credit Agreement and First Amendment to the Amended and Restated Guaranty Agreement ("Eleventh Amendment") to, among other things, refinance the 2024 Dollar Term Loans and replace them with the 2029 Dollar Term Loans. The 2029 Dollar Term Loans were issued at 99.000% of par, or a $20.0 million discount, and mature on December 20, 2029. Beginning in June 2023, principal is paid quarterly based on 1% per annum of the original principal amount at issuance with the unpaid balance due at maturity, and interest is payable quarterly.
The 2029 Dollar Term Loans are subject to a floor of 0.5% and a margin of 3.00% when bearing interest at an interest rate based on SOFR and 2.00% per annum when bearing interest at an interest rate based on the Base Rate (as defined in the Credit Agreement).
ii) Revolving Credit Facility
The Revolving Credit Facility matures on the earlier of May 11, 2026, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, which maturity date is currently December 20, 2029. The financial covenant applicable to the Revolving Credit Facility is only applicable when greater than 30% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of an applicable fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio would be required to be less than or equal to 5.50:1.00.
Interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Adjusted Eurocurrency Rate (as defined in the Credit Agreement) and 0.50% for loans based on the Base Rate (as defined in the Credit Agreement) with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.25:1.00 but less than or equal to 2.25:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.25:1.00.
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2022 and December 31, 2021, letters of credit issued under the Revolving Credit Facility totaled $20.7 million and $22.1 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $529.3 million and $527.9 million at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the financial covenant is not applicable as there were no borrowings.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
2022 Activities
On December 20, 2022, we entered into the Eleventh Amendment to, among other things, provide a new seven-year $2.0 billion term loan maturing December 2029 (the "2029 Dollar Term Loans"), the proceeds of which, together with cash on hand, were used to refinance the Borrowers' existing $2.021 billion term loan due June 2024 (the "2024 Dollar Term Loans"). As a result of the refinancing, we recorded a $15.6 million loss on extinguishment of debt and other financing-related costs, of which $0.9 million was related to the 2024 Dollar Term Loans and $14.7 million was related to the 2029 Dollar Term Loans. The 2024 Dollar Term Loans loss comprised the write off of unamortized deferred financing costs and original issuance discount of $0.5 million and $0.4 million, respectively. In relation to the 2029 Dollar Term Loans, the loss comprised additional fees, of which $6.5 million and $20.0 million were capitalized as deferred financing costs and original issuance discounts, respectively, and $14.7 million was expensed.
2021 Activities
During May 2021, we entered into the Tenth Amendment to the Credit Agreement (the "Tenth Amendment") to, among other things, increase commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity of the Revolving Credit Facility from 2024 to 2026, provided that such date would be accelerated in certain circumstances as set forth in the Credit Agreement. As a result, we recorded $1.4 million of incremental deferred financing costs in May 2021.
2020 Activities
During November 2020, the Company entered into the Ninth Amendment to the Credit Facility Agreement (the "Ninth Amendment"). The Ninth Amendment amended the Credit Agreement to, among other things, permit any entity that is a successor by merger, conversion, legal continuation, continuation to a foreign jurisdiction or otherwise to the Parent Borrower (as defined in the Credit Agreement), to assume the obligations of the Parent Borrower under the Credit Agreement and certain related agreements under the Senior Secured Credit Facilities, subject to the terms and conditions of the Ninth Amendment as well as the Credit Agreement. In connection with the Ninth Amendment, we incurred $1.5 million in fees, of which $1.1 million was capitalized as deferred financing costs and $0.4 million was expensed.
During January 2020, we voluntarily prepaid $300.0 million of the outstanding principal on the 2024 Dollar Term Loans. As a result of the prepayment, we recorded a loss on extinguishment of debt of $2.7 million consisting of the write off of unamortized deferred financing costs and original issue discounts of $1.5 million and $1.2 million, respectively.
Senior Notes
Our senior notes (the "Senior Notes") presently consist of 3.750% senior notes due 2025 (the "2025 Euro Senior Notes"), 4.750% senior notes due 2027 (the "2027 Dollar Senior Notes") and 3.375% senior notes due 2029 (the "2029 Dollar Senior Notes") each of which is governed by an indenture. Since inception, we have held various senior notes that have been subject to several supplemental indentures, the most recent of which are detailed within the discussion below. For additional detail regarding earlier activities and terms, refer to our previous Annual Reports on Form 10-K filed with the SEC.
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
2022 and 2021 Activities
None.
2020 Activities
During June 2020, we issued $500.0 million in aggregate principal amount the 2027 Dollar Senior Notes.
In November 2020, we issued $700.0 million in aggregate principal amount of the 2029 Dollar Senior Notes. The net proceeds from the 2029 Dollar Senior Notes, together with cash on hand were used to redeem the $500.0 million aggregate principal amount of 4.875% senior notes due 2024 and the €335.0 million aggregate principal amount of 4.25% senior notes due 2024 (collectively, the "Redeemed Notes") and pay related transaction costs and expenses ("November 2020 Restructuring").
In connection with the November 2020 Restructuring, we recorded a $31.4 million loss on extinguishment and other financing-related costs for the year ended December 31, 2020. The loss comprised the redemption premium of $20.6 million, write off of unamortized deferred financing costs attributable to the Redeemed Notes of $9.8 million and other fees directly associated with the transaction of $1.0 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Supplier financing arrangements
We have a financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the financing program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. Amounts outstanding under this program were $13.5 million, $24.0 million and $16.5 million at December 31, 2022, 2021 and 2020, respectively, including $3.5 million, $3.8 million and $4.7 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $64.6 million, $63.8 million and $33.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2022.

2023	$31.0
2024	23.5
2025	502.6
2026	23.7
2027	524.0
Thereafter	2,648.8
Total borrowings	$3,753.6
Unamortized original issue discount	(22.4)
Unamortized deferred financing costs	(26.9)
Total borrowings, net	$3,704.3
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
Derivative instruments - The Company's interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are included in the Level 2 hierarchy.
Fair value of contingent consideration
The fair value of contingent consideration associated with an acquisition completed in 2021 is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense (income), net in the consolidated statements of operations. During April 2021, in conjunction with an acquisition in China, we recorded fair value of contingent consideration of $7.3 million. As of December 31, 2022, the contingent consideration has decreased to $7.2 million as a result of accretion for the passage of time and currency translation. The contingent consideration was valued using a probability-weighted expected payment method. The analysis considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2022 and December 31, 2021.

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$2.3	$—	$2.3	$—	$—	$—	$—
Cross-currency swaps (2)	—	35.0	—	35.0	—	17.7	—	17.7
Other assets:
Cross-currency swaps (2)	—	14.0	—	14.0	—	8.3	—	8.3
Investments in equity securities	1.0	—	—	1.0	0.7	—	—	0.7
Liabilities
Other accrued liabilities:
Interest rate swaps (1)	—	—	—	—	—	24.3	—	24.3
Contingent consideration	—	—	7.2	7.2	—	—	7.8	7.8
Other liabilities:
Interest rate swaps (1)	—	—	—	—	—	1.9	—	1.9
Long-term borrowings:
2024 Dollar Term Loans	—	—	—	—	—	2,038.5	—	2,038.5
2029 Dollar Term Loans	—	1,976.3	—	1,976.3	—	—	—	—
2025 Euro Senior Notes	—	460.8	—	460.8	—	513.7	—	513.7
2027 Dollar Senior Notes	—	462.8	—	462.8	—	522.9	—	522.9
2029 Dollar Senior Notes	—	581.1	—	581.1	—	679.5	—	679.5
(1)    Cash flow hedge
(2)     Net investment hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the year ended December 31, 2022.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance January 1, 2022	$7.8
Business acquisition	—
Change in fair value	(0.6)
Ending balance at December 31, 2022	$7.2
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
Certain derivative instruments in use are contingent upon changes in LIBOR, which is the subject of recent reform and will cease being published in June 2023. The derivative instruments under LIBOR terms that we are currently party to will mature before June 2023.

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
Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended June 30, 2018, we entered into three interest rate swaps with aggregate notional amounts totaling $475.0 million to hedge interest rate exposures related to variable rate borrowings under the 2024 Dollar Term Loans (which were subsequently replaced with the 2029 Dollar Term Loans). Under the terms of the interest rate swap agreements, the Company is required to pay the counter-parties a stream of fixed interest payments at a rate of 2.72% and in turn, receives variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps are designated as cash flow hedges and expire on March 31, 2023. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
We refinanced our 2024 Dollar Term Loans in December 2022 and as a result transitioned the variable interest rate benchmark from LIBOR to SOFR. Despite the differing interest rate benchmarks between the interest rate swaps and the 2029 Dollar Term Loans, the interest rate swaps continue to qualify as cash flow hedges in accordance FASB's Topic 848, "Reference Rate Reform."
During the three months ended March 31, 2019, we entered into two interest rate swaps with aggregate notional amounts totaling $500.0 million, effective December 31, 2019, to hedge interest rate exposure associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company was required to pay the counter-parties a stream of fixed interest payments at a rate of 2.59% and in turn, received variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps were designated as cash flow hedges and expired on December 31, 2022. These interest rate swaps were marked to market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affected earnings.
During the three months ended March 31, 2020, we entered into two interest rate swaps with aggregate notional amounts totaling $400.0 million to hedge interest rate exposures associated with the 2024 Dollar Term Loans. Under the terms of the interest rate swap agreements, the Company was required to pay the counter-parties a stream of fixed interest payments at rates of 1.61% and 1.18% on $200.0 million of notional value for each instrument, and in turn, received variable interest payments based on 3-month LIBOR from the counter-parties. The interest rate swaps were designated as cash flow hedges and expired on December 31, 2022. These interest rate swaps were marked to market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affected earnings.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
During the three months ended December 31, 2020, in connection with the issuance of the 2029 Dollar Senior Notes, we entered into two fixed-for-fixed cross-currency swaps with aggregate notional amounts totaling €335.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the cross-currency swap agreements, the Company notionally exchanged $396.3 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.15%. The cross-currency swaps were designated as net investment hedges and were set to expire on February 15, 2029. During March 2022, these were settled resulting in cash proceeds of $25.0 million. Concurrently, we entered into two fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling €335.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of the new cross-currency swap agreements, the Company notionally exchanged $365.5 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.04%. The cross-currency swaps are designated as net investment hedges and expire on February 15, 2029. These cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI.
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
During the three months ended March 31, 2022, we designated foreign currency forward contracts with a notional value of $3.0 million as cash flow hedges of the Company’s exposure to variability in exchange rates on forecasted purchases of inventory denominated in foreign currencies. These forward currency contracts are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to cost of goods sold in the same period or periods during which the hedged transactions affect earnings. As of December 31, 2022, each forward currency contract has matured, and therefore, will no longer be marked to market, but will reclassify to cost of goods sold in the same period or periods during which the hedged transactions affect earnings.
The following table presents the fair values of derivative instruments that qualify and have been designated as cash flow and net investment hedges included in AOCI:

	December 31,
	2022	2021
AOCI:
Interest rate swaps (cash flow hedges)	$(2.3)	$26.3
Foreign currency forward contracts (cash flow hedges)	(0.2)	—
Cross-currency swaps (net investment hedges)	(73.6)	(26.0)
Total AOCI	$(76.1)	$0.3
Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following tables set forth the locations and amounts recognized during the year ended December 31, 2022, 2021 and 2020 for these cash flow and net investment hedges.

		Year Ended December 31,
		2022		2021		2020
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$—	$—	$2.6	$1.2	$2.1
Interest rate swaps	Interest expense, net	(21.8)	6.8	(4.4)	29.3	49.4	18.8
Foreign currency forward contracts	Cost of goods sold	(0.2)	—	—	0.3	0.3	—
Cross-currency swaps	Interest expense, net	(67.9)	(20.3)	(80.7)	(19.5)	42.6	(15.0)
Over the next 12 months, we expect a gain of $2.6 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps.
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
During July 2021, we entered into two foreign currency forward contracts with a total notional value of £259.1 million to hedge the variability in exchange rates between the execution date of the agreement to purchase U-POL and the closing of the transaction. The contracts were settled in September 2021, and we realized a loss of $0.6 million within other expense (income), net in the consolidated statement of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31,
		2022	2021	2020
Foreign currency forward contracts	Other expense (income), net	$(0.3)	$(7.3)	$3.3

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
We have two operating segments, which are also our reportable segments: Performance Coatings and Mobility Coatings. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Our CODM was identified as the Interim Chief Executive Officer at December 31, 2022 because he had final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global OEMs and to a fragmented and local customer base. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Through our Mobility Coatings segment, we provide coatings technologies for light vehicle and commercial vehicle OEMs. These global customers are faced with evolving megatrends in electrification, sustainability, personalization and autonomous driving that require a high level of technical expertise. The OEMs require efficient, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets within this segment are light vehicle and commercial vehicle.
Adjusted EBIT is the primary measure used by our CODM to evaluate financial performance of the operating segments and allocate resources and is therefore our measure of segment profitability in accordance with GAAP under ASC 280, "Segment Reporting." Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Year Ended December 31,
	2022	2021	2020
Net sales (1):
Refinish	$1,943.4	$1,776.4	$1,449.0
Industrial	1,383.3	1,319.9	1,067.4
Total Net sales Performance Coatings	3,326.7	3,096.3	2,516.4
Light Vehicle	1,181.1	1,013.1	960.5
Commercial Vehicle	376.6	306.8	260.7
Total Net sales Mobility Coatings	1,557.7	1,319.9	1,221.2
Total Net sales	$4,884.4	$4,416.2	$3,737.6
Depreciation and amortization expense (2):
Performance Coatings	226.3	228.6	228.7
Mobility Coatings	76.8	87.9	91.6
Total Depreciation and amortization expense	$303.1	$316.5	$320.3

	December 31, 2022	December 31, 2021	December 31, 2020
Investment in unconsolidated affiliates:
Performance Coatings	$2.1	$2.1	$2.0
Mobility Coatings	8.2	7.8	8.7
Total	$10.3	$9.9	$10.7

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

The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Segment Adjusted EBIT (1):
Performance Coatings	$448.3	$479.4	$344.3
Mobility Coatings	24.0	38.7	82.9
Total (2)	472.3	518.1	427.2
Interest expense, net	139.8	134.2	149.9
Debt extinguishment and refinancing-related costs (a)	14.7	0.2	34.4
Termination benefits and other employee-related costs (b)	24.9	36.9	74.9
Strategic review and retention costs (c)	—	9.7	30.7
Acquisition and divestiture-related costs (d)	2.9	16.3	—
Impairment charges (e)	(0.4)	0.8	5.7
Accelerated depreciation and site closure costs (f)	4.3	3.1	9.5
Operational matter (g)	0.2	4.4	—
Brazil indirect tax (h)	—	(8.3)	—
Gains on sales of facilities (i)	(1.5)	(19.7)	—
Russia sanction-related impacts (j)	5.0	—	—
Commercial agreement restructuring impacts (k)	25.0	—	—
Other adjustments (l)	0.1	—	(0.1)
Income before income taxes	$257.3	$340.5	$122.2

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits and other employee-related costs, which includes costs related to the transition of our CEO. Employee termination benefits are primarily associated with Axalta Way initiatives. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees that were earned over a period of 18-24 months, which ended in September 2021. These amounts are not considered indicative of our ongoing performance.

(d)
Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance. The amounts for the years ended December 31, 2022 and 2021 include $1.9 million and $1.0 million, respectively, of due diligence and other related costs associated with unconsummated merger and acquisition transactions.

(e)	Represents impairment charges, which are not considered indicative of our ongoing performance. The amounts for the years ended December 31, 2022 and 2021 include recovered gains on previously impaired assets.

(f)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments and costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(g)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 6, which we do not consider indicative of our ongoing operating performance.

(h)	Represents non-recurring income related to a law change with respect to certain Brazilian indirect taxes which was recorded within other expense (income), net.

(i)	Represents non-recurring income related to the sale of previously closed manufacturing facilities.

(j)	Represents expenses related to sanctions imposed on Russia in response to the conflict with Ukraine as a result of incremental reserves for accounts receivable, inventory obsolescence and business incentive payments, inclusive of changes in estimates, which we do not consider indicative of our ongoing operating performance.

(k)	Represents a charge related to a customer concession discussed further in Note 2. This amount is not considered to be indicative of our ongoing operating performance.

(l)	Represents costs for certain non-operational or non-cash losses and (gains) unrelated to our core business and which we do not consider indicative of ongoing operations.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2022	2021	2020
North America	$2,022.0	$1,722.9	$1,480.5
EMEA	1,604.1	1,618.7	1,375.7
Asia Pacific	735.0	671.1	546.3
Latin America (1)	523.3	403.5	335.1
Total (2)	$4,884.4	$4,416.2	$3,737.6
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2022	2021
North America	$531.3	$498.2
EMEA	350.8	376.6
Asia Pacific	213.0	220.9
Latin America (1)	95.1	90.5
Total (3)	$1,190.2	$1,186.2
(1)Includes Mexico.
(2)Net Sales are attributed to countries based on the customer's location. Sales to customers in China represented approximately 10%, 10% and 9% of the total for the years ended December 31, 2022, 2021 and 2020, respectively. Sales to customers in Germany represented approximately 7%, 7%, and 8% of the total for the years ended December 31, 2022, 2021 and 2020, respectively. Mexico represented 6%, 5%, and 5% of the total for the years ended December 31, 2022, 2021 and 2020, respectively. Canada, which is included in the North America region, represented approximately 4%, 3%, and 4% of total net sales for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $198.7 million and $214.9 million at December 31, 2022 and 2021, respectively. China long-lived assets amounted to approximately $182.2 million and $188.4 million at December 31, 2022 and 2021, respectively. Brazil long-lived assets amounted to approximately $30.8 million and $30.7 million at December 31, 2022 and 2021, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $14.6 million and $17.9 million at December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(331.3)	$(60.4)	$(22.7)	$(414.4)
Current year deferrals to AOCI	(81.9)	22.5	19.5	(39.9)
Reclassifications from AOCI to Net income	(20.3)	1.6	6.1	(12.6)
Net Change	(102.2)	24.1	25.6	(52.5)
Balance, December 31, 2022	$(433.5)	$(36.3)	$2.9	$(466.9)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2022 was $14.1 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2022 was $0.4 million. See Note 19 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company's directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta's definitive Proxy Statement for the 2023 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board. The information required by this item concerning the Company's executive officers is incorporated by reference herein from Part I of this report under the caption "Information About Our Executive Officers."
Information regarding the Company's Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions "Corporate Governance Matters and Committees of the Board of Directors," and "Delinquent Section 16(a) Reports," respectively, and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2022 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2022, 2021 and 2020 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2022	$22.0	5.5	(4.9)	$22.6
2021	$26.5	1.7	(6.2)	$22.0
2020	$16.0	11.7	(1.2)	$26.5
(1)Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2022	$210.9	30.7	(47.6)	$194.0
2021	$208.1	21.9	(19.1)	$210.9
2020	$178.3	30.0	(0.2)	$208.1
(1)Additions and deductions include charges to foreign currency translation impact.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

2.3*
Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Institutional and Management Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

2.4*
Minority Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Minority Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Indenture, dated as of August 16, 2016, by and among Axalta Coating Systems, LLC, as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as euro notes registrar, and Citibank N.A., London Branch, as euro notes paying agent and euro notes authenticating agent (including form of Dollar Note and form of Euro Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 17, 2016)

4.3*
Indenture, dated as of September 27, 2016, by and among Axalta Coating Systems Dutch Holding B B.V., as the issuer, the guarantors named therein, Wilmington Trust, National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), originally filed with the SEC on September 27, 2016)

4.5*
Seventh Supplemental Indenture, dated as of October 26, 2018, by and among Axalta Coating Systems Dutch Holding B B.V., as issuer, the new guarantors party thereto and Wilmington Trust, National Association, as trustee, to the Indenture, dated as of September 27, 2016, by and among the Axalta Coating Systems Dutch Holding B B.V., as issuer, the guarantors party thereto, Wilmington Trust National Association, as trustee, Citigroup Global Markets Deutschland AG, as registrar, and Citibank N.A., London Branch, as paying agent and authenticating agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

4.6*
Description of the Axalta Coating Systems Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 19, 2020)

4.7*
Indenture, dated as of June 15, 2020, by and among Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B.B.V., as issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on June 15, 2020)

4.8*
Indenture, dated as of November 24, 2020, by and among Axalta Coating Systems, LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 24, 2020)

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.4*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.5*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.6*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.7*
Tenth Amendment to Credit Agreement, dated as of May 11, 2021, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 12, 2021)

10.8*
Eleventh Amendment to Credit Agreement and First Amendment to Amended and Restated Guaranty Agreement, dated as of December 20, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 20, 2022) (the conformed Credit Agreement attached as Annex A to the Eleventh Amendment reflects the inclusion of the amendment provisions of all eleven amendments to the Credit Agreement)

10.9*
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.10*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.11**	Second Amended and Restated Guaranty Agreement dated as of December 20, 2022 among the guarantors named therein and Barclays Bank PLC, as administrative agent

10.12*
First Lien Intercreditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.14*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.42*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.43*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.44*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.45*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.46*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.47*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.48*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.49*
Registration Rights Agreement by and among Axalta Coating Systems Ltd. and Government Employees Insurance Company (incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 6, 2015)

10.50*
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.51*
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.52*
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 25, 2018)

10.53*
Form of Performance Share Unit Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant's Quarterly Report on Form 10Q (File No. 001-36733) filed with the SEC on April 25, 2019)

10.54*
Form of Performance Share Unit Agreement for Non - U.S. Employees (incorporated by reference to Exhibit 10.59 to the Registrant's Quarterly Report on Form 10Q (File No. 001-36733) filed with the SEC on April 25, 2019)

10.55*
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.56*
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.57*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.58*
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.59*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.60*
Separation and Release Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Robert Bryant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.61*
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Rakesh Sachdev (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.62*
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.63*
Interim CEO Restricted Stock Unit Grant Notice Award, dated as of August 31, 2022, between Axalta Coating Systems Ltd. and Rakesh Sachdev (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 26, 2022

10.64*
Letter Agreement, dated as of November 15, 2022, between Axalta Coating Systems Ltd. and Chrishan Villavarayan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.65*
Executive Restrictive Covenant and Severance Agreement, dated as of November 15, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems, LLC and Chrishan Villavarayan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - XBRL Taxonomy Extension Schema Document

101	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - XBRL Taxonomy Extension Label Linkbase Document

101	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	The exhibit and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2023.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Chris Villavarayan	Chief Executive Officer and President	February 16, 2023
Chris Villavarayan	(Principal Executive Officer)

/s/ Sean M. Lannon	Senior Vice President and Chief Financial Officer	February 16, 2023
Sean M. Lannon	(Principal Financial Officer)

/s/ Anthony Massey	Vice President and Global Controller	February 16, 2023
Anthony Massey	(Principal Accounting Officer)

/s/ Rakesh Sachdev	Chair of the Board and Director	February 16, 2023
Rakesh Sachdev

/s/ Jan Bertsch	Director	February 16, 2023
Jan Bertsch

/s/ William M. Cook	Director	February 16, 2023
William M. Cook

/s/ Steven M. Chapman	Director	February 16, 2023
Steven M. Chapman

/s/ Tyrone M. Jordan	Director	February 16, 2023
Tyrone M. Jordan

/s/ Deborah J. Kissire	Director	February 16, 2023
Deborah J. Kissire

/s/ Robert M. McLaughlin	Director	February 16, 2023
Robert M. McLaughlin

/s/ Samuel L. Smolik	Director	February 16, 2023
Samuel L. Smolik