Form 10-Q
period 2023-03-31
Axalta Coating Systems Ltd.
filed 2023-05-02
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, there were 221,532,692 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,283.9	$1,174.1
Cost of goods sold	901.9	837.4
Selling, general and administrative expenses	206.0	193.5
Other operating charges	7.1	7.7
Research and development expenses	19.1	16.4
Amortization of acquired intangibles	24.5	32.8
Income from operations	125.3	86.3
Interest expense, net	48.2	32.6
Other expense, net	1.3	1.8
Income before income taxes	75.8	51.9
Provision for income taxes	15.3	11.0
Net income	60.5	40.9
Less: Net income (loss) attributable to noncontrolling interests	—	(0.6)
Net income attributable to controlling interests	$60.5	$41.5
Basic net income per share	$0.27	$0.18
Diluted net income per share	$0.27	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$60.5	$40.9
Other comprehensive income, before tax:
Foreign currency translation adjustments	44.9	(3.9)
Unrealized (loss) gain on derivatives	(1.9)	19.5
Unrealized gain on pension and other benefit plan obligations	0.2	0.9
Other comprehensive income, before tax	43.2	16.5
Income tax (benefit) provision related to items of other comprehensive income	(0.4)	3.0
Other comprehensive income, net of tax	43.6	13.5
Comprehensive income	104.1	54.4
Less: Comprehensive loss attributable to noncontrolling interests	(0.8)	(0.1)
Comprehensive income attributable to controlling interests	$104.9	$54.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$512.1	$645.2
Restricted cash	2.6	9.7
Accounts and notes receivable, net	1,169.6	1,067.4
Inventories	798.6	829.6
Prepaid expenses and other current assets	141.0	140.8
Total current assets	2,623.9	2,692.7
Property, plant and equipment, net	1,204.0	1,190.2
Goodwill	1,523.6	1,498.0
Identifiable intangibles, net	1,093.4	1,112.3
Other assets	555.7	566.0
Total assets	$7,000.6	$7,059.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$703.5	$733.5
Current portion of borrowings	41.6	31.0
Other accrued liabilities	534.6	620.2
Total current liabilities	1,279.7	1,384.7
Long-term borrowings	3,605.5	3,673.3
Accrued pensions	207.5	205.1
Deferred income taxes	163.1	162.1
Other liabilities	129.5	134.5
Total liabilities	5,385.3	5,559.7
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 253.3 and 252.4 shares issued at March 31, 2023 and December 31, 2022, respectively	253.3	252.4
Capital in excess of par	1,547.3	1,536.5
Retained earnings	1,079.3	1,018.8
Treasury shares, at cost, 31.8 shares at March 31, 2023 and December 31, 2022	(887.3)	(887.3)
Accumulated other comprehensive loss	(422.5)	(466.9)
Total Axalta shareholders’ equity	1,570.1	1,453.5
Noncontrolling interests	45.2	46.0
Total shareholders’ equity	1,615.3	1,499.5
Total liabilities and shareholders’ equity	$7,000.6	$7,059.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2022	220.6	$252.4	$1,536.5	$1,018.8	$(887.3)	$(466.9)	$46.0	$1,499.5
Comprehensive income:
Net income	—	—	—	60.5	—	—	—	60.5
Net realized and unrealized gain on derivatives, net of tax of $0.0 million	—	—	—	—	—	(1.9)	—	(1.9)
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	0.2	—	0.2
Foreign currency translation, net of tax benefit of $0.4 million	—	—	—	—	—	46.1	(0.8)	45.3
Total comprehensive income	—	—	—	60.5	—	44.4	(0.8)	104.1
Recognition of stock-based compensation	—	—	6.3	—	—	—	—	6.3
Shares issued under compensation plans	0.9	0.9	4.5	—	—	—	—	5.4
Balance at March 31, 2023	221.5	$253.3	$1,547.3	$1,079.3	$(887.3)	$(422.5)	$45.2	$1,615.3

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income:
Net income	—	—	—	41.5	—	—	(0.6)	40.9
Net realized and unrealized gain on derivatives, net of tax of $2.6 million	—	—	—	—	—	16.9	—	16.9
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.5	—	0.5
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(4.4)	0.5	(3.9)
Total comprehensive income	—	—	—	41.5	—	13.0	(0.1)	54.4
Recognition of stock-based compensation	—	—	5.3	—	—	—	—	5.3
Shares issued under compensation plans	0.4	0.4	(2.3)	—	—	—	—	(1.9)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.2	(0.1)
Common stock purchases	(6.4)	—	—	—	(175.1)	—	—	(175.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	221.4	$252.2	$1,518.2	$868.7	$(862.3)	$(401.4)	$45.8	$1,421.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$60.5	$40.9
Adjustment to reconcile net income to cash used for operating activities:
Depreciation and amortization	69.5	77.7
Amortization of deferred financing costs and original issue discount	2.0	2.4
Debt extinguishment and refinancing related costs	1.8	—
Deferred income taxes	2.4	(2.7)
Realized and unrealized foreign exchange losses, net	5.2	2.4
Stock-based compensation	6.3	5.3
Divestiture and impairment charges	7.1	0.3
Interest income on swaps designated as net investment hedges	(5.6)	(6.2)
Other non-cash, net	4.0	(1.9)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(92.3)	(86.2)
Inventories	38.6	(91.5)
Prepaid expenses and other assets	(30.0)	(32.9)
Accounts payable	(21.7)	120.4
Other accrued liabilities	(96.3)	(66.7)
Other liabilities	(3.3)	(5.2)
Cash used for operating activities	(51.8)	(43.9)
Investing activities:
Purchase of property, plant and equipment	(41.4)	(42.5)
Interest proceeds on swaps designated as net investment hedges	5.6	6.2
Settlement proceeds on swaps designated as net investment hedges	29.4	25.0
Other investing activities, net	0.9	1.0
Cash used for investing activities	(5.5)	(10.3)
Financing activities:
Proceeds from short-term borrowings	8.8	—
Payments on short-term borrowings	(13.6)	(24.1)
Payments on long-term borrowings	(75.8)	(6.8)
Financing-related costs	(5.8)	—
Purchases of common stock	—	(175.1)
Net cash flows associated with stock-based awards	5.4	(1.9)
Deferred acquisition-related consideration	(7.4)	—
Other financing activities, net	—	(0.2)
Cash used for financing activities	(88.4)	(208.1)
Decrease in cash	(145.7)	(262.3)
Effect of exchange rate changes on cash	5.5	(2.1)
Cash at beginning of period	654.9	851.2
Cash at end of period	$514.7	$586.8

Cash at end of period reconciliation:
Cash and cash equivalents	$512.1	$576.2
Restricted cash	2.6	10.6
Cash at end of period	$514.7	$586.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2023, the results of operations, comprehensive income, changes in shareholders' equity and cash flows for the three months ended March 31, 2023 and 2022. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our entities are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023 or any future period(s).
Summary of Significant Accounting Policies Updates
Recently Adopted Accounting Guidance
In January 2023, we adopted Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which codifies disclosure requirements for supplier financing programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. Upon adoption of this ASU, we incorporated the required disclosures in Note 14. In addition to the disclosures included in Note 14, ASU 2022-04 requires a rollforward of activity for each supplier financing program beginning with reporting for the year ended December 31, 2024, at which time we will incorporate the required rollforward disclosure.
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the condensed consolidated balance sheets. The contract asset balances at March 31, 2023 and December 31, 2022 were $42.3 million and $40.6 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements. The termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At March 31, 2023 and December 31, 2022, the total carrying value of BIPs were $150.9 million and $152.3 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, $16.0 million and $14.5 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs excludes other up-front incentives with repayment features made in conjunction with long-term customer commitments of $40.2 million and $42.1 million at March 31, 2023 and December 31, 2022, respectively, of which $5.2 million and $4.9 million is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively, with the remainder included in other assets. These up-front incentives with repayment features are subject to the credit risk of our customers and, depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible.
See Note 17 for disaggregated net sales by end-market.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2022 to March 31, 2023 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2022	$1,422.5	$75.5	$1,498.0
Purchase accounting adjustments	(0.4)	—	(0.4)
Foreign currency translation	24.9	1.1	26.0
Balance at March 31, 2023	$1,447.0	$76.6	$1,523.6
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$163.2	$(77.9)	$85.3	11.2
Trademarks—indefinite-lived	259.4	—	259.4	Indefinite
Trademarks—definite-lived	127.2	(52.4)	74.8	14.5
Customer relationships	1,107.7	(433.8)	673.9	19.3
Total	$1,657.5	$(564.1)	$1,093.4
During the three months ended March 31, 2023, we retired fully amortized assets totaling $393.4 million consisting of technology, trademarks, and other intangible assets.

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$555.2	$(462.3)	$92.9	10.3
Trademarks—indefinite-lived	255.6	—	255.6	Indefinite
Trademarks—definite-lived	126.7	(50.8)	75.9	14.5
Customer relationships	1,106.7	(418.8)	687.9	19.2
Other	0.6	(0.6)	—	5.0
Total	$2,044.8	$(932.5)	$1,112.3
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2023 and each of the succeeding five years is:

Remainder of 2023	$62.6
2024	82.4
2025	81.8
2026	81.4
2027	80.6
2028	67.3
(4)    RESTRUCTURING
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
During the three months ended March 31, 2023 and 2022, we incurred costs for termination benefits, net of changes in estimates, of $0.4 million and $2.4 million, respectively. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2022 to March 31, 2023:

2023 Activity
Balance at December 31, 2022	$48.7
Expenses, net of changes to estimates	0.4
Payments made	(21.1)
Foreign currency translation	0.5
Balance at March 31, 2023	$28.5
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At March 31, 2023 and December 31, 2022, we had outstanding Customer Obligation Guarantees of $5.8 million and $7.1 million, respectively. Approximately one-fifth of our Customer Obligation Guarantees expire between 2023 and 2036, while the remainder do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either March 31, 2023 or December 31, 2022.
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
For the three months ended March 31, 2022, we recorded expenses of $0.1 million within other operating charges in the condensed consolidated statements of operations. No expenses were recorded for the three months ended March 31, 2023. At each of March 31, 2023 and December 31, 2022, we had $38.7 million recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $40.5 million and $42.3 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We are involved in environmental remediation and ongoing compliance activities at several sites. The timing and duration of remediation and ongoing compliance activities are determined on a site by site basis depending on local regulations. The liabilities recorded represent our estimable future remediation costs and other anticipated environmental liabilities. We have not recorded liabilities at sites where a liability is probable, but a range of loss is not reasonably estimable. We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.5	$1.7
Interest cost	4.7	2.4
Expected return on plan assets	(2.7)	(3.2)
Amortization of actuarial losses, net	0.2	0.9
Net periodic benefit cost	$3.7	$1.8
All non-service components of net periodic benefit cost are recorded in other expense, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2023 and 2022, we recognized $6.3 million and $5.3 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.9 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
2023 Activity
A summary of stock option award activity as of and for the three months ended March 31, 2023 is presented below.

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2023	1.1	$26.56
Granted	—	$—
Exercised	(0.3)	$24.61
Forfeited / Expired	(0.1)	$32.50
Outstanding at March 31, 2023	0.7	$26.83
Vested and expected to vest at March 31, 2023	0.7	$26.83	$2.8	3.52
Exercisable at March 31, 2023	0.7	$26.83	$2.8	3.52
Cash received by the Company upon exercise of options for the three months ended March 31, 2023 was $8.1 million. No excess tax benefits or shortfall expenses were recorded related to these exercises.
At March 31, 2023, there was no unrecognized expense relating to unvested stock options.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	1.6	$27.38
Granted	0.6	$29.80
Vested	(0.6)	$27.84
Forfeited (1)	—	$28.65
Outstanding at March 31, 2023	1.6	$28.14
(1)    Activity during the three months ended March 31, 2023 rounds to zero.
Tax windfall benefits on the vesting of restricted stock units during the three months ended March 31, 2023 were $0.1 million.
At March 31, 2023, there was $30.0 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.6 years.

Performance Share Units	Units (millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	0.6	$30.44
Granted	0.4	$36.38
Vested	—	$—
Forfeited	(0.1)	$31.29
Outstanding at March 31, 2023	0.9	$33.06
Our performance share units allow for participants to vest in more or fewer than the targeted number of shares granted. At March 31, 2023, there is $15.9 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.8 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.
(8)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2023	2022
Foreign exchange losses, net	$2.3	$2.6
Debt extinguishment and refinancing related costs	1.8	—
Other miscellaneous income, net	(2.8)	(0.8)
Total	$1.3	$1.8
(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Effective Tax Rate	20.2%	21.2%
The lower effective tax rate for the three months ended March 31, 2023 was primarily due to the favorable impact of changes in unrecognized tax benefits in 2023.
The effective tax rate for the three months ended March 31, 2023 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and a decrease in unrecognized tax benefits. These adjustments were primarily offset by the unfavorable impacts for the changes in valuation allowance.
The Company anticipates that it is reasonably possible its unrecognized tax benefits will decrease by $14.1 million, exclusive of interest and penalties, within the next 12 months mainly due to the conclusion of the 2010-2013 German income tax audit.

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

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income to common shareholders	$60.5	$41.5
Basic weighted average shares outstanding	221.2	224.7
Diluted weighted average shares outstanding	222.1	225.2
Net income per common share:
Basic net income per share	$0.27	$0.18
Diluted net income per share	$0.27	$0.18
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2023 and 2022 were 0.8 million and 1.0 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in market or regulatory matters, changes in geopolitical matters, and changes in customer payment terms, as well as other macroeconomic factors.

	March 31, 2023	December 31, 2022
Accounts receivable - trade, net (1)	$998.8	$909.3
Notes receivable	25.0	23.1
Other (2)	145.8	135.0
Total	$1,169.6	$1,067.4
(1)    Allowance for doubtful accounts was $24.0 million and $22.6 million at March 31, 2023 and December 31, 2022, respectively.
(2)    Includes $38.7 million at each of March 31, 2023 and December 31, 2022 of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $4.1 million and $(0.5) million was included within selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively, and benefits of $1.3 million and expense of $4.1 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the three months ended March 31, 2023 and 2022, respectively.
(12)    INVENTORIES

	March 31, 2023	December 31, 2022
Finished products	$429.0	$438.6
Semi-finished products	132.7	130.8
Raw materials	210.3	233.7
Stores and supplies	26.6	26.5
Total	$798.6	$829.6
Inventory reserves were $19.2 million and $16.6 million at March 31, 2023 and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2023	December 31, 2022
Property, plant and equipment	$2,410.9	$2,368.9
Accumulated depreciation	(1,206.9)	(1,178.7)
Property, plant, and equipment, net	$1,204.0	$1,190.2
Depreciation expense amounted to $29.0 million and $30.1 million for the three months ended March 31, 2023 and 2022, respectively.
(14)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. Amounts outstanding under this program were $10.1 million and $21.2 million at March 31, 2023 and 2022, respectively, including $2.3 million and $4.2 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $13.6 million and $24.1 million for the three months ended March 31, 2023 and 2022, respectively.
We maintain a voluntary supply chain financing ("SCF") program with a global financial institution that allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $28.7 million and $29.8 million at March 31, 2023 and December 31, 2022, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account ("VCA") and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $8.1 million and $6.8 million at March 31, 2023 and December 31, 2022, respectively.
The payment terms we have with our suppliers who participate in the SCF and VCA programs are consistent with the typical terms we have with our suppliers who do not participate. These financing arrangements are included in accounts payable within the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows.
(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2023	December 31, 2022
2029 Dollar Term Loans	$1,925.0	$2,000.0
2025 Euro Senior Notes	489.3	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	79.4	74.5
Unamortized original issue discount	(21.0)	(22.4)
Unamortized deferred financing costs	(25.6)	(26.9)
Total borrowings, net	3,647.1	3,704.3
Less:
Short-term borrowings	21.6	16.0
Current portion of long-term borrowings	20.0	15.0
Long-term debt	$3,605.5	$3,673.3

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
Revolving Credit Facility
At March 31, 2023 and December 31, 2022, letters of credit issued under the Revolving Credit Facility totaled $20.4 million and $20.7 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $529.6 million and $529.3 million at March 31, 2023 and December 31, 2022, respectively.
Significant Transactions
During March 2023, we voluntarily prepaid $75.0 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of the prepayment, we recorded a loss on extinguishment of debt of $1.2 million, which comprised the proportionate write off of unamortized deferred financing costs and original issue discounts. During April 2023, we voluntarily prepaid an additional $25.0 million of outstanding principal amount of the 2029 Dollar Term Loans.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2023.

Remainder of 2023	$35.0
2024	24.4
2025	512.8
2026	23.7
2027	524.0
Thereafter	2,573.8
Total borrowings	3,693.7
Unamortized original issue discount	(21.0)
Unamortized deferred financing costs	(25.6)
Total borrowings, net	$3,647.1
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
Derivative instruments - The Company’s interest rate swaps, cross-currency swaps and foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are included in the Level 2 hierarchy.
Fair value of contingent consideration
During April 2021, in conjunction with an acquisition in China, we recorded the fair value of contingent consideration of $7.3 million. The contingent consideration was valued using a probability-weighted expected payment method that considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense, net in the condensed consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities were categorized within Level 3 of the fair value hierarchy. During the three months ended March 31, 2023, the contingent consideration was settled for $6.9 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2023 and December 31, 2022.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$0.5	$—	$0.5	$—	$2.3	$—	$2.3
Cross-currency swaps (2)	—	4.1	—	4.1	—	35.0	—	35.0
Other assets:
Cross-currency swaps (2)	—	9.4	—	9.4	—	14.0	—	14.0
Investments in equity securities	0.5	—	—	0.5	1.0	—	—	1.0
Liabilities:
Other accrued liabilities:
Cross-currency swaps (2)	—	4.8	—	4.8	—	—	—	—
Contingent consideration	—	—	—	—	—	—	7.2	7.2
Long-term borrowings:
2029 Dollar Term Loans	—	1,928.6	—	1,928.6	—	1,976.3	—	1,976.3
2025 Euro Senior Notes	—	483.3	—	483.3	—	460.8	—	460.8
2027 Dollar Senior Notes	—	476.8	—	476.8	—	462.8	—	462.8
2029 Dollar Senior Notes	—	610.8	—	610.8	—	581.1	—	581.1
(1)    Cash flow hedge
(2)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities during the three months ended March 31, 2023.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance December 31, 2022	$7.2
Payments	(6.9)
Change in fair value	(0.3)
Ending balance at March 31, 2023	$—
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
Derivative Instruments Qualifying and Designated as Net Investment and Cash Flow Hedges
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended March 31, 2023, three fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $475.0 million, previously executed in 2018, matured resulting in net cash proceeds of $29.4 million. Concurrently, we entered into one fixed-for-fixed cross-currency swap with a notional amount of $150.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Euro. Under the terms of this new cross-currency swap agreement, the Company notionally exchanged $150.0 million at an interest rate of 7.256% for €142.3 million at an interest rate of 5.697%. The cross-currency swap is designated as a net investment hedge and expires on March 31, 2024. This cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within accumulated other comprehensive loss ("AOCI").

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended March 31, 2023, three interest rate swaps with an aggregate notional amount of $475.0 million, previously executed in 2018, matured. Concurrently, we entered into one interest rate swap with a notional amount of $150.0 million to hedge interest rate exposures associated with the 2029 Dollar Term Loans. Under the terms of the interest rate swap agreement, the Company is required to pay the counter-party a stream of fixed interest payments at rates of 4.256% subject to a floor of 0.5% on $150.0 million of notional value, and in turn, receives variable interest payments based on 3-month Secured Overnight Financing Rate (SOFR) from the counter-party. The interest rate swap is designated as a cash flow hedge and expires on March 31, 2024. This interest rate swap is marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Gains and losses for hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following table sets forth the locations and amounts recognized during the three months ended March 31, 2023 and 2022 for the Company's cash flow and net investment hedges.

		Three Months Ended March 31,
		2023		2022
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate swaps	Interest expense, net	$(0.6)	$(2.4)	$(12.4)	$7.1
Foreign currency forward contracts	Cost of goods sold	—	(0.1)	—	—
Cross-currency swaps	Interest expense, net	6.7	(4.2)	(5.6)	(4.8)
Over the next 12 months, we expect a gain of $0.6 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps and foreign currency forward contracts.
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense, net in the condensed consolidated statements of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment under ASC 815, Derivatives and hedging, are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2023	2022
Foreign currency forward contracts	Other expense, net	$(2.9)	$0.3
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global original equipment manufacturers ("OEMs") and to a fragmented and local customer base. These customers comprise independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are Refinish and Industrial.
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

	Three Months Ended March 31,
	2023	2022
Net sales (1):
Refinish	$497.6	$461.4
Industrial	349.5	353.0
Total Net sales Performance Coatings	847.1	814.4
Light Vehicle	328.5	275.6
Commercial Vehicle	108.3	84.1
Total Net sales Mobility Coatings	436.8	359.7
Total Net sales	$1,283.9	$1,174.1
Depreciation and amortization expense (2):
Performance Coatings	$52.6	$58.0
Mobility Coatings	16.9	19.7
Total Depreciation and amortization expense	$69.5	$77.7
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBIT (1):
Performance Coatings	$109.3	$94.6
Mobility Coatings	23.5	0.5
Total (2)	132.8	95.1
Interest expense, net	48.2	32.6
Debt extinguishment and refinancing-related costs (a)	1.8	—
Termination benefits and other employee-related (benefits) costs (b)	(0.2)	2.4
Acquisition and divestiture-related costs (c)	0.5	0.4
Impairment charges (d)	7.1	0.3
Accelerated depreciation and site closure costs (e)	1.1	1.3
Russia sanction-related impacts (f)	(1.4)	5.8
Other adjustments (g)	(0.1)	0.4
Income before income taxes	$75.8	$51.9

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) certain non-cash items included within net income, (2) certain items the Company does not believe are indicative of ongoing operating performance or (3) certain non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance. The amount for the three months ended March 31, 2023 includes $0.8 million of due diligence and other related costs associated with unconsummated merger and acquisition transactions.

(d)
Represents impairment charges, which are not considered indicative of our ongoing operating performance. The amount recorded during the three months ended March 31, 2023 relates to a $7.1 million loss due to the anticipated exit of a non-core business category in the Mobility Coatings segment.

(e)	Represents incremental depreciation expense resulting from truncated useful lives of the assets impacted by our manufacturing footprint assessments and costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(f)
Represents expenses and associated changes to estimates related to sanctions imposed on Russia in response to the conflict with Ukraine for incremental reserves on accounts receivable and inventory, which we do not consider indicative of our ongoing operating performance.

(g)	Represents costs for certain non-operational or non-cash (gains) losses, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(433.5)	$(36.3)	$2.9	$(466.9)
Current year deferrals to AOCI	50.3	—	0.6	50.9
Reclassifications from AOCI to Net income	(4.2)	0.2	(2.5)	(6.5)
Net Change	46.1	0.2	(1.9)	44.4
Balance, March 31, 2023	$(387.4)	$(36.1)	$1.0	$(422.5)
The cumulative income tax benefit related to the adjustments for foreign exchange at March 31, 2023 was $0.9 million. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2023 was $14.1 million. The cumulative income tax benefit related to the adjustments for the unrealized gain on derivatives at March 31, 2023 was $0.4 million. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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
The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2022 was $24.4 million. The cumulative income tax benefit related to the adjustments for the unrealized loss on derivatives at March 31, 2022 was $1.0 million. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipated," "assumed," "expect," "believe," "intended," "estimates," "projections," "plans," "could," "should," "would," "may," "will," "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, and uncertainties, including, but not limited to, economic, competitive, governmental, geopolitical and technological factors outside of our control that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents we have filed with, or furnished to, the Securities and Exchange Commission ("SEC"), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors," in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These forward-looking statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise.
We intend to use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, SEC filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information.
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
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global OEMs and to a fragmented and local customer base. These customers comprise independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are Refinish and Industrial.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 9.4%, including a 2.7% headwind from foreign currency translation, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increased net sales were driven primarily by higher average selling price and product mix of 9.4% and higher volumes of 2.7%. The following trends impacted our segment net sales performance for the three months ended March 31, 2023:
•Performance Coatings: Net sales increased 4.0% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increased net sales were driven by higher average selling price and product mix of 10.3%, partially offset by lower sales volumes of 3.4% driven by the Industrial end-market, which was partially offset by slightly higher volumes in Refinish, and a 2.9% headwind from unfavorable foreign currency translation driven primarily by the fluctuations of the Euro, Chinese Yuan, British Pound and Turkish Lira, partially offset by Mexican Peso, compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 21.4% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increased net sales were driven by higher sales volumes of 16.5% and higher average selling price and product mix of 7.2%, partially offset by unfavorable currency impact of 2.3%, driven primarily by the fluctuations of the Chinese Yuan, Euro and Turkish Lira, partially offset by the Mexican Peso, compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2023 and 2022, as follows:

(In millions)	Three Months Ended March 31,		2023 vs 2022
	2023	2022	% change
Performance Coatings
Refinish	$497.6	$461.4	7.8%
Industrial	349.5	353.0	(1.0)%
Total Net sales Performance Coatings	847.1	814.4	4.0%
Mobility Coatings
Light Vehicle	328.5	275.6	19.2%
Commercial Vehicle	108.3	84.1	28.8%
Total Net sales Mobility Coatings	436.8	359.7	21.4%
Total Net sales	$1,283.9	$1,174.1	9.4%
Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine historically constituted less than 1.5% of our net sales, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current conflict, especially on the price and supply of raw materials. We recorded benefits of $1.4 million related to changes in estimates of reserves for accounts receivable during the three months ended March 31, 2023. Net assets of our Russian subsidiaries at March 31, 2023 were approximately $10.7 million, with $11.1 million comprising cash and cash equivalents.
Capital and Liquidity Highlights
During the three months ended March 31, 2023, we voluntarily prepaid $75.0 million of the outstanding principal of the 2029 Dollar Term Loans, and during April 2023, we voluntarily prepaid an additional $25.0 million of outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Raw material inflation
During the three months ended March 31, 2023, we were negatively impacted by continued raw material inflation as compared to the three months ended March 31, 2022, although we have seen stabilization in raw material pricing sequentially and have continued to offset these increased costs through the realization of improved pricing on our products. We will continue to monitor inflation and take actions that we believe will help mitigate costs and other operational impacts.

FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously disclosed under such heading in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$1,283.9	$1,174.1	$109.8	9.4%
Price/Mix effect				9.4%
Volume effect				2.7%
Exchange rate effect				(2.7)%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net sales increased primarily due to the following:
● Higher average selling prices in both segments and all regions as a result of pricing actions taken to offset raw material and variable freight inflation
● Higher sales volumes in Mobility Coatings partially offset by lower sales volumes in Performance Coatings
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Euro, Chinese Yuan, Turkish Lira and British Pound, partially offset by the Mexican Peso, compared to the U.S. Dollar

Cost of sales

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Cost of sales	$901.9	$837.4	$64.5	7.7%
% of net sales	70.2%	71.3%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Cost of sales primarily increased due to the following:
● Higher variable input costs due to raw material inflation
● Higher operating expenses due primarily to inflation
● Costs associated with higher sales volumes within Mobility Coatings
● Increase of $2.6 million in inventory obsolescence charges compared to the prior period
Partially offset by:
● Favorable currency translation impact of approximately 3%, due primarily to the fluctuations of the Euro, Chinese Yuan, Turkish Lira and British Pound, partially offset by the Mexican Peso, compared to the U.S. Dollar

Cost of sales as a percentage of net sales decreased primarily due to the following:
● Higher average selling price in both segments and all regions as a result of pricing actions taken to offset input cost inflation
● More effective coverage of fixed costs as a result of higher sales volumes within Mobility Coatings
Partially offset by:
● Higher variable input costs due to raw material inflation
● Higher operating expenses due primarily to inflation

Selling, general and administrative expenses

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
SG&A	$206.0	$193.5	$12.5	6.5%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to inflation, including labor costs
● Increase of $4.6 million in year over year bad debt expense
● Increased commissions from higher sales volumes within Mobility Coatings
Partially offset by:
● Favorable currency translation impact of approximately 4%, due primarily to the fluctuations of the Euro and Chinese Yuan compared to the U.S. Dollar
Other operating charges

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Other operating charges	$7.1	$7.7	$(0.6)	(7.8)%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Other operating charges decreased primarily due to the following:
● Decrease of $5.4 million from an expense of $4.1 million in the prior year period to a benefit of $1.3 million in the current period as a result of changes in estimates of reserves for accounts receivable related to Russia's conflict with Ukraine

● Decrease of $2.6 million in termination benefits and other employee-related costs associated with our cost saving initiatives in the prior period
Partially offset by:
● Impairment charges of $7.1 million related to the anticipated exit of a non-core business category in the Mobility Coatings segment
● Increase of $0.5 million of site closure costs
Research and development expenses

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses	$19.1	$16.4	$2.7	16.5%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Research and development expenses increased primarily due to the following:
● Increased research and development activity
● Increased labor costs as a result of inflation
Partially offset by:
● Favorable currency translation impact of approximately 1%, due primarily to the fluctuations of the Euro compared to the U.S. Dollar

Amortization of acquired intangibles

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Amortization of acquired intangibles	$24.5	$32.8	$(8.3)	(25.3)%
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization from intangibles reaching the end of their useful lives
● Favorable currency translation impact of approximately 2%, due primarily to the fluctuations of the Euro compared to the U.S. Dollar
Interest expense, net

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Interest expense, net	$48.2	$32.6	$15.6	47.9%

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Interest expense, net increased primarily due to the following:
•Unfavorable impact of approximately $28.0 million due to the interest rate on the 2029 Dollar Term Loans, which were issued in December 2022 to replace the 2024 Dollar Term Loans
Partially offset by:
● Favorable impact of $8.8 million from derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Favorable currency translation impact of approximately 1%, due to the fluctuations of the Euro compared to the U.S. Dollar
Other expense, net

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Other expense, net	$1.3	$1.8	$(0.5)	27.8%
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Other expense, net decreased primarily due to the following:
● Increased miscellaneous income, net of $2.0 million
● Favorable impact of foreign exchange losses of $0.3 million when compared with the prior year period
Partially offset by:
● Increased debt extinguishment and refinancing related costs of $1.8 million associated with the refinancing of the 2024 Dollar Term Loans

Provision for income taxes

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$75.8	$51.9
Provision for income taxes	15.3	11.0
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	20.2%	21.2%
Effective tax rate vs. statutory U.S. Federal income tax rate	(0.8)%	0.2%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2023	2022
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(6.5)	$(6.0)
Changes in valuation allowance	7.8	1.1
Foreign exchange losses, net	0.4	2.3
Non-deductible expenses and interest	1.1	0.5
Changes in unrecognized tax benefits	(2.2)	0.2

(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$847.1	$814.4	$32.7	4.0%
Price/Mix effect				10.3%
Volume effect				(3.4)%
Exchange rate effect				(2.9)%

Adjusted EBIT	$109.3	$94.6	$14.7	15.5%
Adjusted EBIT Margin	12.9%	11.6%
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net sales increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation within both end-markets
Partially offset by:
● Lower sales volumes driven by the Industrial end-market
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Euro, Chinese Yuan, British Pound and Turkish Lira, partially offset by Mexican Peso, compared to the U.S. Dollar

Adjusted EBIT and Adjusted EBIT margin increased due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, which were in excess of variable input cost inflation
Partially offset by:
● Higher variable input costs across both end-markets and most regions due to raw material inflation
● Lower sales volumes driven by the Industrial end-market
● Higher operating expenses due to inflation
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Euro compared to the U.S. Dollar

Mobility Coatings Segment

	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$436.8	$359.7	$77.1	21.4%
Volume effect				16.5%
Price/Mix effect				7.2%
Exchange rate effect				(2.3)%

Adjusted EBIT	$23.5	$0.5	$23.0	4,600.0%
Adjusted EBIT Margin	5.4%	0.1%
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net sales increased primarily due to the following:
● Higher sales volumes across both end-markets and all regions
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Chinese Yuan, Euro and Turkish Lira, partially offset by the Mexican Peso, compared to the U.S. Dollar

Adjusted EBIT and Adjusted EBIT margin increased due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input price inflation
● Higher sales volumes across both end-markets and all regions
Partially offset by:
● Higher operating expenses across most regions due to inflation
● Higher variable input costs across both end-markets due to raw material inflation
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2023, availability under the Revolving Credit Facility was $529.6 million, net of $20.4 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the "Senior Notes"). At March 31, 2023, we had $10.1 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $50.3 million.
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
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our unaudited condensed consolidated balance sheets. Our supplier financing programs are more fully described in Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by (used for):
Operating activities:
Net income	$60.5	$40.9
Depreciation and amortization	69.5	77.7
Amortization of deferred financing costs and original issue discount	2.0	2.4
Debt extinguishment and refinancing related costs	1.8	—
Deferred income taxes	2.4	(2.7)
Realized and unrealized foreign exchange losses, net	5.2	2.4
Stock-based compensation	6.3	5.3
Divestiture and impairment charges	7.1	0.3
Interest income on swaps designated as net investment hedges	(5.6)	(6.2)
Other non-cash, net	4.0	(1.9)
Net income adjusted for non-cash items	153.2	118.2
Changes in operating assets and liabilities	(205.0)	(162.1)
Operating activities	(51.8)	(43.9)
Investing activities	(5.5)	(10.3)
Financing activities	(88.4)	(208.1)
Effect of exchange rate changes on cash	5.5	(2.1)
Net decrease in cash	$(140.2)	$(264.4)
Three months ended March 31, 2023
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2023 was $51.8 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $153.2 million. This was offset by net uses of working capital of $205.0 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $92.3 million and $30.0 million, respectively, as well as decreases in other accrued liabilities and accounts payable of $96.3 million and $21.7 million, respectively. These outflows were driven primarily by timing of collections and payments, payments of Business Incentive Plan assets and largely seasonal cash payments for employee-related benefits and were partially offset by decreases in inventories of $38.6 million as a result of lower production levels as we intentionally managed inventory levels.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2023 was $5.5 million. The primary use was for purchases of property, plant and equipment of $41.4 million, partially offset by proceeds of $35.0 million from settlements and interest from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2023 was $88.4 million. This change was primarily driven by voluntary prepayments of $75.0 million of outstanding principal of the 2029 Dollar Term Loans, routine repayments of $14.4 million on borrowings, payments totaling $7.4 million for acquisition-related consideration and payments of $5.8 million for fees associated with refinancing our 2024 Dollar Term Loans, partially offset by proceeds of $8.8 million from a short-term borrowing and $5.4 million net cash received from our stock-based compensation program.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2023 were favorable by $5.5 million, which was driven primarily by the fluctuations of the Mexican Peso and Euro compared to the U.S. Dollar.

Three months ended March 31, 2022
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2022 was $43.9 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $118.2 million. This was offset by net uses of working capital of $162.1 million, for which the most significant drivers were increases in inventories, accounts and notes receivable, other accruals and prepaid expenses and other assets of $91.5 million, $86.2 million, $66.7 million and $32.9 million, respectively. These outflows were primarily driven by inflation of raw material, logistics and energy costs, timing of collections and largely seasonal cash payments for employee-related benefits. The outflows were partially offset by increases in accounts payable of $120.4 million primarily due to raw material cost inflation, as well as elevated logistics and energy costs.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2022 was $10.3 million. The primary use was for purchases of property, plant and equipment of $42.5 million, partially offset by $25.0 million of proceeds from settlements of swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Financial Condition
We had cash and cash equivalents at March 31, 2023 and December 31, 2022 of $512.1 million and $645.2 million, respectively. Of these balances, $383.4 million and $433.6 million were maintained in non-U.S. jurisdictions as of March 31, 2023 and December 31, 2022, respectively, with $11.1 million and $12.9 million, respectively, within Russia. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
Our business may not generate sufficient net cash provided by operating activities and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost saving initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the effects of inflationary pressures and Russia's conflict with Ukraine.
If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future and elevated interest rates, as experienced during 2022 and continuing in 2023, may increase our interest expense and weaken our financial condition.

The following table details our borrowings outstanding at the dates indicated:

(In millions)	March 31, 2023	December 31, 2022
2029 Dollar Term Loans	$1,925.0	$2,000.0
2025 Euro Senior Notes	489.3	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	79.4	74.5
Unamortized original issue discount	(21.0)	(22.4)
Unamortized deferred financing costs	(25.6)	(26.9)
Total borrowings, net	3,647.1	3,704.3
Less:
Short-term borrowings	21.6	16.0
Current portion of long-term borrowings	20.0	15.0
Long-term debt	$3,605.5	$3,673.3
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $529.6 million and $529.3 million at March 31, 2023 and December 31, 2022, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 7 and Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company's contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
See Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our guarantees of certain customers’ obligations to third parties.
Recent Accounting Guidance
See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The preparation of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material adverse effect on us as discussed in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Consistent with SEC rules, we will be using a threshold of $1 million for such proceedings. At this time, the Company is not aware of any matters that exceed this threshold and that meet the other conditions for disclosure pursuant to this requirement.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1^	Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA)

10.2^	Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR)

10.3^	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Denotes management contract or compensatory plan or arrangement

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	May 2, 2023	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 2, 2023	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2023	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)