Form 10-Q
period 2023-06-30
Axalta Coating Systems Ltd.
filed 2023-08-01
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2023, there were 221,701,666 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,293.9	$1,234.9	$2,577.8	$2,409.0
Cost of goods sold	904.4	886.4	1,806.3	1,723.8
Selling, general and administrative expenses	210.2	191.7	416.2	385.2
Other operating charges	2.1	4.8	9.2	12.5
Research and development expenses	18.6	16.7	37.7	33.1
Amortization of acquired intangibles	21.0	31.7	45.5	64.5
Income from operations	137.6	103.6	262.9	189.9
Interest expense, net	54.6	33.5	102.8	66.1
Other expense, net	8.5	7.2	9.8	9.0
Income before income taxes	74.5	62.9	150.3	114.8
Provision for income taxes	13.4	18.8	28.7	29.8
Net income	61.1	44.1	121.6	85.0
Less: Net income (loss) attributable to noncontrolling interests	0.2	—	0.2	(0.6)
Net income attributable to controlling interests	$60.9	$44.1	$121.4	$85.6
Basic net income per share	$0.27	$0.20	$0.55	$0.38
Diluted net income per share	$0.27	$0.20	$0.55	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$61.1	$44.1	$121.6	$85.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.3	(81.4)	46.2	(85.3)
Unrealized gain (loss) on derivatives	0.6	11.4	(1.3)	30.9
Unrealized gain on pension and other benefit plan obligations	0.4	0.7	0.6	1.6
Other comprehensive income (loss), before tax	2.3	(69.3)	45.5	(52.8)
Income tax provision (benefit) related to items of other comprehensive income (loss)	0.1	1.7	(0.3)	4.7
Other comprehensive income (loss), net of tax	2.2	(71.0)	45.8	(57.5)
Comprehensive income (loss)	63.3	(26.9)	167.4	27.5
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.4)	0.8	(1.2)	0.7
Comprehensive income (loss) attributable to controlling interests	$63.7	$(27.7)	$168.6	$26.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$517.6	$645.2
Restricted cash	2.4	9.7
Accounts and notes receivable, net	1,271.1	1,067.4
Inventories	766.7	829.6
Prepaid expenses and other current assets	131.8	140.8
Total current assets	2,689.6	2,692.7
Property, plant and equipment, net	1,196.8	1,190.2
Goodwill	1,526.6	1,498.0
Identifiable intangibles, net	1,077.1	1,112.3
Other assets	553.0	566.0
Total assets	$7,043.1	$7,059.2
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$702.3	$733.5
Current portion of borrowings	39.0	31.0
Other accrued liabilities	587.9	620.2
Total current liabilities	1,329.2	1,384.7
Long-term borrowings	3,528.9	3,673.3
Accrued pensions	209.4	205.1
Deferred income taxes	155.4	162.1
Other liabilities	131.2	134.5
Total liabilities	5,354.1	5,559.7
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 253.5 and 252.4 shares issued at June 30, 2023 and December 31, 2022, respectively	253.5	252.4
Capital in excess of par	1,557.5	1,536.5
Retained earnings	1,140.2	1,018.8
Treasury shares, at cost, 31.8 shares at June 30, 2023 and December 31, 2022	(887.3)	(887.3)
Accumulated other comprehensive loss	(419.7)	(466.9)
Total Axalta shareholders’ equity	1,644.2	1,453.5
Noncontrolling interests	44.8	46.0
Total shareholders’ equity	1,689.0	1,499.5
Total liabilities and shareholders’ equity	$7,043.1	$7,059.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2022	220.6	$252.4	$1,536.5	$1,018.8	$(887.3)	$(466.9)	$46.0	$1,499.5
Comprehensive income:
Net income	—	—	—	60.5	—	—	—	60.5
Net realized and unrealized loss on derivatives, net of tax of $0.0 million	—	—	—	—	—	(1.9)	—	(1.9)
Long-term employee benefit plans, net of tax of $0.0 million	—	—	—	—	—	0.2	—	0.2
Foreign currency translation, net of tax benefit of $0.4 million	—	—	—	—	—	46.1	(0.8)	45.3
Total comprehensive income	—	—	—	60.5	—	44.4	(0.8)	104.1
Recognition of stock-based compensation	—	—	6.3	—	—	—	—	6.3
Shares issued under compensation plans	0.9	0.9	4.5	—	—	—	—	5.4
Balance at March 31, 2023	221.5	$253.3	$1,547.3	$1,079.3	$(887.3)	$(422.5)	$45.2	$1,615.3
Comprehensive income:
Net income	—	—	—	60.9	—	—	0.2	61.1
Net realized and unrealized gain on derivatives, net of tax of $0.5 million	—	—	—	—	—	0.1	—	0.1
Long-term employee benefit plans, net of tax benefit of $0.2 million	—	—	—	—	—	0.6	—	0.6
Foreign currency translation, net of tax benefit of $0.2 million	—	—	—	—	—	2.1	(0.6)	1.5
Total comprehensive income	—	—	—	60.9	—	2.8	(0.4)	63.3
Recognition of stock-based compensation	—	—	7.3	—	—	—	—	7.3
Shares issued under compensation plans	0.2	0.2	2.9	—	—	—	—	3.1
Balance at June 30, 2023	221.7	$253.5	$1,557.5	$1,140.2	$(887.3)	$(419.7)	$44.8	$1,689.0

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income:
Net income	—	—	—	41.5	—	—	(0.6)	40.9
Net realized and unrealized gain on derivatives, net of tax of $2.6 million	—	—	—	—	—	16.9	—	16.9
Long-term employee benefit plans, net of tax of $0.4 million	—	—	—	—	—	0.5	—	0.5
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(4.4)	0.5	(3.9)
Total comprehensive income	—	—	—	41.5	—	13.0	(0.1)	54.4
Recognition of stock-based compensation	—	—	5.3	—	—	—	—	5.3
Shares issued under compensation plans	0.4	0.4	(2.3)	—	—	—	—	(1.9)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.2	(0.1)
Common stock purchases	(6.4)	—	—	—	(175.1)	—	—	(175.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	221.4	$252.2	$1,518.2	$868.7	$(862.3)	$(401.4)	$45.8	$1,421.2
Comprehensive income:
Net income	—	—	—	44.1	—	—	—	44.1
Net realized and unrealized gain on derivatives, net of tax benefit of $1.4 million	—	—	—	—	—	10.0	—	10.0
Long-term employee benefit plans, net of tax of $0.3 million	—	—	—	—	—	0.4	—	0.4
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(82.2)	0.8	(81.4)
Total comprehensive income	—	—	—	44.1	—	(71.8)	0.8	(26.9)
Recognition of stock-based compensation	—	—	3.7	—	—	—	—	3.7
Shares issued under compensation plans	0.1	0.1	(0.3)	—	—	—	—	(0.2)
Common stock purchases	(1.0)	—	—	—	(25.0)	—	—	(25.0)
Balance at June 30, 2022	220.5	$252.3	$1,521.6	$912.8	$(887.3)	$(473.2)	$46.6	$1,372.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$121.6	$85.0
Adjustment to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	135.7	155.0
Amortization of deferred financing costs and original issue discount	4.3	4.8
Debt extinguishment and refinancing related costs	3.0	(0.2)
Deferred income taxes	0.5	2.0
Realized and unrealized foreign exchange losses, net	18.8	4.9
Stock-based compensation	13.6	9.0
Divestiture and impairment charges	15.4	0.7
Interest income on swaps designated as net investment hedges	(6.1)	(10.0)
Commercial agreement restructuring charge	—	25.0
Other non-cash, net	1.0	(7.1)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(194.2)	(190.1)
Inventories	69.5	(151.4)
Prepaid expenses and other assets	(51.8)	(58.9)
Accounts payable	(11.7)	147.5
Other accrued liabilities	(39.8)	(39.4)
Other liabilities	(0.6)	(8.5)
Cash provided by (used for) operating activities	79.2	(31.7)
Investing activities:
Purchase of property, plant and equipment	(73.9)	(72.0)
Interest proceeds on swaps designated as net investment hedges	6.1	10.0
Settlement proceeds on swaps designated as net investment hedges	29.4	25.0
Other investing activities, net	1.4	(1.1)
Cash used for investing activities	(37.0)	(38.1)
Financing activities:
Proceeds from short-term borrowings	8.8	—
Payments on short-term borrowings	(25.8)	(44.0)
Payments on long-term borrowings	(156.7)	(13.7)
Financing-related costs	(6.3)	(0.1)
Purchases of common stock	—	(200.1)
Net cash flows associated with stock-based awards	8.5	(2.1)
Deferred acquisition-related consideration	(7.7)	—
Other financing activities, net	—	(0.2)
Cash used for financing activities	(179.2)	(260.2)
Decrease in cash	(137.0)	(330.0)
Effect of exchange rate changes on cash	2.1	(11.0)
Cash at beginning of period	654.9	851.2
Cash at end of period	$520.0	$510.2

Cash at end of period reconciliation:
Cash and cash equivalents	$517.6	$500.2
Restricted cash	2.4	10.0
Cash at end of period	$520.0	$510.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2023, the results of operations, comprehensive income (loss) and changes in shareholders' equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ended December 31, 2023 or any future period(s).
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the condensed consolidated balance sheets. The contract asset balances at June 30, 2023 and December 31, 2022 were $43.8 million and $40.6 million, respectively.
We provide certain customers with incremental up-front consideration, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements. Substantially all of the termination clauses in these contractual arrangements include standard clawback provisions that enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. BIPs are assessed for recoverability annually or more frequently when circumstances arise. At June 30, 2023 and December 31, 2022, the total carrying value of BIPs were $158.8 million and $152.3 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2023 and 2022, $14.5 million, $30.5 million, $15.4 million, and $29.9 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations. The total carrying value of BIPs excludes other up-front incentives with repayment features made in conjunction with long-term customer commitments of $39.2 million and $42.1 million at June 30, 2023 and December 31, 2022, respectively, of which $4.7 million and $4.9 million is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively, with the remainder included in other assets. These up-front incentives with repayment features are subject to the credit risk of our customers and, depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
During the three months ended June 30, 2022, we agreed to forgo collection of a portion of previously provided up-front incentives with a certain Performance Coatings customer, contingent upon this customer completing a recapitalization and restructuring of its indebtedness and executing a new long-term exclusive sales agreement with us. During the three and six months ended June 30, 2022, a reserve for this customer contract restructuring was recorded for $25.0 million, of which $20.3 million was recorded as a reduction to net sales and the remaining amount recorded in other expense. In July 2022, the contingency was resolved and a new long-term exclusive sales agreement went into effect resulting in the forgiveness of the reserved amounts.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2022 to June 30, 2023 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2022	$1,422.5	$75.5	$1,498.0
Purchase accounting adjustments and divestitures	(0.4)	(0.1)	(0.5)
Foreign currency translation	28.1	1.0	29.1
Balance at June 30, 2023	$1,450.2	$76.4	$1,526.6
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$161.4	$(79.6)	$81.8	11.2
Trademarks—indefinite-lived	260.1	—	260.1	Indefinite
Trademarks—definite-lived	128.3	(55.0)	73.3	14.5
Customer relationships	1,112.6	(450.7)	661.9	19.3
Total	$1,662.4	$(585.3)	$1,077.1
During the six months ended June 30, 2023, we retired fully amortized assets totaling $395.7 million consisting of technology, trademarks, and other intangible assets.

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

Remainder of 2023	$41.9
2024	82.9
2025	82.3
2026	81.9
2027	81.1
2028	67.7
(4)    RESTRUCTURING
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and six months ended June 30, 2023 and 2022, we incurred costs for termination benefits, net of changes in estimates, of $2.1 million, $2.5 million, $3.4 million, and $5.8 million, respectively. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2022 to June 30, 2023:

2023 Activity
Balance at December 31, 2022	$48.7
Expenses, net of changes to estimates	2.5
Payments made	(26.1)
Foreign currency translation	0.3
Balance at June 30, 2023	$25.4
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At June 30, 2023 and December 31, 2022, we had outstanding Customer Obligation Guarantees of $6.0 million and $7.1 million, respectively. Approximately one-fifth of our Customer Obligation Guarantees expire between 2023 and 2036, while the remainder do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either June 30, 2023 or December 31, 2022.
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
For the three and six months ended June 30, 2022, we recorded expenses of $0.1 million and $0.2 million within other operating charges in the condensed consolidated statements of operations. No expenses were recorded for the three and six months ended June 30, 2023. At each of June 30, 2023 and December 31, 2022, we had $38.7 million recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $39.8 million and $42.3 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.

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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1.4	$1.6	$2.9	$3.3
Interest cost	5.0	2.5	9.7	4.9
Expected return on plan assets	(2.8)	(3.1)	(5.5)	(6.3)
Amortization of actuarial losses, net	0.2	0.8	0.4	1.7
Amortization of prior service cost, net	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$3.7	$1.7	$7.4	$3.5
All non-service components of net periodic benefit cost are recorded in other expense, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2023 and 2022, we recognized $7.3 million, $13.6 million, $3.7 million and $9.0 million, respectively, in stock-based compensation expense, which was allocated between costs of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0.7 million, $1.6 million, $0.4 million and $1.0 million for the three and six months ended June 30, 2023 and 2022, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
2023 Activity
A summary of stock option award activity for the six months ended June 30, 2023 is presented below.

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2023	1.1	$26.56
Granted	—	$—
Exercised	(0.4)	$24.02
Forfeited / Expired	(0.1)	$32.50
Outstanding at June 30, 2023	0.6	$27.86
Vested and expected to vest at June 30, 2023	0.6	$27.86	$2.8	3.64
Exercisable at June 30, 2023	0.6	$27.86	$2.8	3.64
Cash received by the Company upon exercise of options for the six months ended June 30, 2023 was $11.4 million.
Tax benefits on these exercises were $0.1 million.
At June 30, 2023, there was no unrecognized expense relating to unvested stock options.

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	1.6	$27.38
Granted	0.6	$29.83
Vested	(0.6)	$27.90
Forfeited	(0.1)	$28.75
Outstanding at June 30, 2023	1.5	$28.12
Tax benefits on the vesting of restricted stock units during the six months ended June 30, 2023 were $0.1 million.
At June 30, 2023, there was $23.1 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.5 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	0.6	$30.44
Granted	0.4	$36.38
Vested	—	$—
Forfeited	(0.2)	$31.31
Outstanding at June 30, 2023	0.8	$33.11
Our performance share units allow for participants to vest in zero to 200% of the targeted number of shares granted. At June 30, 2023, there was $15.9 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.6 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(8)    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange losses, net	$9.6	$4.9	$11.9	$7.5
Debt extinguishment and refinancing related costs	1.2	(0.2)	3.0	(0.2)
Other miscellaneous (income) expense, net (1)	(2.3)	2.5	(5.1)	1.7
Total	$8.5	$7.2	$9.8	$9.0
(1)    Activity during the three and six months ended June 30, 2022 includes expense of $4.7 million related to a reserve for a customer concession discussed further in Note 2.
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Effective Tax Rate	19.1%	26.0%
The lower effective tax rate for the six months ended June 30, 2023 was primarily due to the favorable impact of changes in unrecognized tax benefits in 2023.
The effective tax rate for the six months ended June 30, 2023 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate and for decreases in unrecognized tax benefits. These adjustments were primarily offset by the unfavorable impacts for changes in the valuation allowance.
The Company anticipates that it is reasonably possible its unrecognized tax benefits will decrease by $11.1 million, exclusive of interest and penalties, within the next 12 months mainly due to the expected receipt of a final assessment in the previously disclosed income tax audit in Germany for the tax period 2010-2013. During the three months ended June 30, 2023, the Company recorded a decrease in unrecognized tax benefits of $5.2 million, exclusive of interest and penalties, due to the conclusion of an income tax audit.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income to common shareholders	$60.9	$44.1	$121.4	$85.6
Basic weighted average shares outstanding	221.6	221.0	221.4	222.8
Diluted weighted average shares outstanding	222.5	221.4	222.3	223.3
Net income per common share:
Basic net income per share	$0.27	$0.20	$0.55	$0.38
Diluted net income per share	$0.27	$0.20	$0.55	$0.38
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and six months ended June 30, 2023 and 2022 were 0.1 million, 0.5 million, 1.3 million and 1.2 million, respectively.

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

	June 30, 2023	December 31, 2022
Accounts receivable - trade, net (1)	$1,080.4	$909.3
Notes receivable	53.1	23.1
Other (2)	137.6	135.0
Total	$1,271.1	$1,067.4
(1)    Allowance for doubtful accounts was $23.6 million and $22.6 million at June 30, 2023 and December 31, 2022, respectively.
(2)    Includes $38.7 million at each of June 30, 2023 and December 31, 2022 of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $0.6 million, $4.7 million, $0.5 million and $0.0 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2023 and 2022, respectively, and benefits of $0.1 million, $1.4 million, $1.0 million and expense of $3.1 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the three and six months ended June 30, 2023 and 2022, respectively.
(12)    INVENTORIES

	June 30, 2023	December 31, 2022
Finished products	$403.6	$438.6
Semi-finished products	133.9	130.8
Raw materials	199.9	233.7
Stores and supplies	29.3	26.5
Total	$766.7	$829.6
Inventory reserves were $21.0 million and $16.6 million at June 30, 2023 and December 31, 2022, respectively.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2023	December 31, 2022
Property, plant and equipment	$2,433.0	$2,368.9
Accumulated depreciation	(1,236.2)	(1,178.7)
Property, plant, and equipment, net	$1,196.8	$1,190.2
Depreciation expense amounted to $30.1 million, $59.1 million, $29.9 million and $60.0 million for the three and six months ended June 30, 2023 and 2022, respectively.
During April 2023, approximately $33.8 million of capitalized project costs relating to a manufacturing facility previously classified as construction in progress was placed in service and depreciation was initiated. The costs will be depreciated over a weighted average useful life of approximately 22 years.
During May 2023, approximately $86.2 million of capitalized project costs relating to an enterprise resource planning system implementation previously classified as construction in progress was placed in service and depreciation was initiated. The costs will be depreciated over a weighted average useful life of approximately 12 years.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(14)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China, which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. Amounts outstanding under this program were $10.3 million and $7.9 million at June 30, 2023 and 2022, respectively, including $3.4 million and $0.4 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $23.1 million and $44.0 million for the six months ended June 30, 2023 and 2022, respectively.
We maintain a voluntary supply chain financing ("SCF") program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $25.9 million and $29.8 million at June 30, 2023 and December 31, 2022, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account ("VCA") and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $5.7 million and $6.8 million at June 30, 2023 and December 31, 2022, respectively.
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
(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2023	December 31, 2022
2029 Dollar Term Loans	$1,845.0	$2,000.0
2025 Euro Senior Notes	491.1	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	75.3	74.5
Unamortized original issue discount	(19.5)	(22.4)
Unamortized deferred financing costs	(24.0)	(26.9)
Total borrowings, net	3,567.9	3,704.3
Less:
Short-term borrowings	19.0	16.0
Current portion of long-term borrowings	20.0	15.0
Long-term debt	$3,528.9	$3,673.3
Our senior secured credit facilities (the "Senior Secured Credit Facilities") consist of a term loan due 2029 (the "2029 Dollar Term Loans") and a revolving credit facility (the "Revolving Credit Facility") that is governed by a credit agreement (as amended, the "Credit Agreement").
Revolving Credit Facility
At June 30, 2023 and December 31, 2022, letters of credit issued under the Revolving Credit Facility totaled $20.4 million and $20.7 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $529.6 million and $529.3 million at June 30, 2023 and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Pursuant to the Credit Agreement, on July 1, 2023, an interest rate based on the London interbank offered rate was automatically replaced with an interest rate based on the Secured Overnight Financing Rate ("SOFR") as the interest rate benchmark for loans denominated in U.S. Dollars under the Revolving Credit Facility available under the Credit Agreement. On the same date, an amendment to the Credit Agreement was effected to reflect this transition and make other related conforming changes to the Credit Agreement.
Significant Transactions
During the three and six months ended June 30, 2023 we voluntarily prepaid $75.0 million and $150.0 million, respectively, of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $1.2 million and $2.4 million for the three and six months ended June 30, 2023, respectively, which comprised the proportionate write off of unamortized deferred financing costs and original issue discounts.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2023.

Remainder of 2023	$26.5
2024	24.3
2025	514.6
2026	23.6
2027	523.9
Thereafter	2,498.5
Total borrowings	3,611.4
Unamortized original issue discount	(19.5)
Unamortized deferred financing costs	(24.0)
Total borrowings, net	$3,567.9
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
Fair value of contingent consideration
During April 2021, in conjunction with an acquisition in China, we recorded the fair value of contingent consideration of $7.3 million. The contingent consideration was valued using a probability-weighted expected payment method that considered the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense, net in the condensed consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities were categorized within Level 3 of the fair value hierarchy. During the six months ended June 30, 2023, the contingent consideration was settled for $6.9 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2023 and December 31, 2022.

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$1.2	$—	$1.2	$—	$2.3	$—	$2.3
Cross-currency swaps (2)	—	2.9	—	2.9	—	35.0	—	35.0
Other assets:
Cross-currency swaps (2)	—	2.2	—	2.2	—	14.0	—	14.0
Investments in equity securities	0.5	—	—	0.5	1.0	—	—	1.0
Liabilities:
Other accrued liabilities:
Cross-currency swaps (2)	—	5.6	—	5.6	—	—	—	—
Contingent consideration	—	—	—	—	—	—	7.2	7.2
Long-term borrowings:
2029 Dollar Term Loans	—	1,851.9	—	1,851.9	—	1,976.3	—	1,976.3
2025 Euro Senior Notes	—	483.6	—	483.6	—	460.8	—	460.8
2027 Dollar Senior Notes	—	473.8	—	473.8	—	462.8	—	462.8
2029 Dollar Senior Notes	—	595.8	—	595.8	—	581.1	—	581.1
(1)    Cash flow hedge
(2)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities during the six months ended June 30, 2023.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance December 31, 2022	$7.2
Payments	(6.9)
Change in fair value	(0.3)
Ending balance at June 30, 2023	$—
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended March 31, 2023, three interest rate swaps with an aggregate notional amount of $475.0 million, previously executed in 2018, matured. Concurrently, we entered into one interest rate swap with a notional amount of $150.0 million to hedge interest rate exposures associated with the 2029 Dollar Term Loans. Under the terms of the interest rate swap agreement, the Company is required to pay the counter-party a stream of fixed interest payments at rates of 4.256% subject to a floor of 0.5% on $150.0 million of notional value, and in turn, receives variable interest payments based on 3-month SOFR from the counter-party. The interest rate swap is designated as a cash flow hedge and expires on March 31, 2024. This interest rate swap is marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Gains and losses for hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following table sets forth the locations and amounts recognized during the three and six months ended June 30, 2023 and 2022 for the Company's cash flow and net investment hedges.

		Three Months Ended June 30,
		2023		2022
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate swaps	Interest expense, net	$(0.9)	$(0.2)	$(6.9)	$4.4
Foreign currency forward contracts	Cost of goods sold	—	(0.1)	(0.1)	—
Cross-currency swaps	Interest expense, net	7.5	(1.7)	(53.8)	(5.1)

		Six Months Ended June 30,
		2023		2022
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate swaps	Interest expense, net	$(1.5)	$(2.6)	$(19.3)	$11.5
Foreign currency forward contracts	Cost of goods sold	—	(0.2)	(0.1)	—
Cross-currency swaps	Interest expense, net	14.2	(5.9)	(59.4)	(9.9)
Over the next 12 months, we expect a gain of $1.2 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps and foreign currency forward contracts.
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment under ASC 815, Derivatives and hedging, are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency forward contracts	Other expense, net	$(4.0)	$2.3	$(6.9)	$2.6

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
Adjusted EBIT is the primary measure used by our CODM to evaluate financial performance of the operating segments and allocate resources and is therefore our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting. Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales (1):
Refinish	$520.7	$491.1	$1,018.3	$952.5
Industrial	335.3	364.7	684.8	717.7
Total Net sales Performance Coatings	856.0	855.8	1,703.1	1,670.2
Light Vehicle	330.2	282.9	658.7	558.5
Commercial Vehicle	107.7	96.2	216.0	180.3
Total Net sales Mobility Coatings	437.9	379.1	874.7	738.8
Total Net sales	$1,293.9	$1,234.9	$2,577.8	$2,409.0
Depreciation and amortization expense (2):
Performance Coatings	$50.4	$57.7	$103.0	$115.7
Mobility Coatings	15.8	19.6	32.7	39.3
Total Depreciation and amortization expense	$66.2	$77.3	$135.7	$155.0
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBIT (1):
Performance Coatings	$117.8	$125.2	$227.1	$219.8
Mobility Coatings	23.7	2.3	47.2	2.8
Total (2)	141.5	127.5	274.3	222.6
Interest expense, net	54.6	33.5	102.8	66.1
Debt extinguishment and refinancing-related costs (benefits) (a)	1.2	(0.2)	3.0	(0.2)
Termination benefits and other employee-related costs (b)	2.3	2.7	2.1	5.1
Acquisition and divestiture-related (benefits) costs (c)	(0.1)	2.2	0.4	2.6
Impairment charges (benefits) (d)	8.3	(0.6)	15.4	(0.3)
Accelerated depreciation and site closure costs (e)	0.8	1.8	1.9	3.1
Russia sanction-related impacts (f)	0.1	0.3	(1.3)	6.1
Commercial agreement restructuring impacts (g)	—	25.0	—	25.0
Other adjustments (h)	(0.2)	(0.1)	(0.3)	0.3
Income before income taxes	$74.5	$62.9	$150.3	$114.8

(1)	The primary measure of segment operating performance is Adjusted EBIT, which is defined as net income before interest, taxes and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) certain non-cash items included within net income, (2) certain items the Company does not believe are indicative of ongoing operating performance or (3) certain non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBIT is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBIT adjusted for the select items referred to above.

(2)	Does not represent Adjusted EBIT referenced elsewhere by the Company as there are additional adjustments that are not allocated to the segments.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents acquisition and divestiture-related benefits, expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance. The amounts for the six months ended June 30, 2023 include $0.8 million of due diligence and other related costs associated with unconsummated merger and acquisition transactions.

(d)
Represents impairment charges and benefits, which are not considered indicative of our ongoing operating performance. The losses recorded during the three and six months ended June 30, 2023 were $8.3 million and $15.4 million, respectively, due to the decision to demolish assets at a previously closed manufacturing site during the three months ended June 30, 2023 and the then anticipated exit of a non-core business category in the Mobility Coatings segment during the three months ended March 31, 2023. The amounts recorded during the three and six months ended June 30, 2022 relate primarily to insurance recoveries on assets impaired in a prior year.

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

(g)	Represents a charge related to a customer concession discussed further in Note 2. This amount is not considered to be indicative of our ongoing operating performance.

(h)	Represents costs for certain non-operational or non-cash (gains) losses, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(433.5)	$(36.3)	$2.9	$(466.9)
Current year deferrals to AOCI	50.3	—	0.6	50.9
Reclassifications from AOCI to Net income	(4.2)	0.2	(2.5)	(6.5)
Net Change	46.1	0.2	(1.9)	44.4
Balance, March 31, 2023	(387.4)	(36.1)	1.0	(422.5)
Current year deferrals to AOCI	3.8	0.4	1.2	5.4
Reclassifications from AOCI to Net income	(1.7)	0.2	(1.1)	(2.6)
Net Change	2.1	0.6	0.1	2.8
Balance, June 30, 2023	$(385.3)	$(35.5)	$1.1	$(419.7)
The cumulative income tax benefit related to the adjustments for foreign exchange at June 30, 2023 was $1.1 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2023 was $14.3 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at June 30, 2023 was $0.1 million. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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
The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2022 was $24.1 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at June 30, 2022 was $0.4 million. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipates," "expect," "believe," "intended," "estimates," "projections," "could," "should," "would," "may," "will," "future," "potential" and "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, geopolitical and technological factors outside of our control that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in other documents we have filed with, or furnished to, the Securities and Exchange Commission ("SEC"), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 46 manufacturing facilities, four technology centers, 48 customer training centers and approximately 12,000 team members allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 4,000 independent, locally based distributors.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 7.0%, including a 1.2% headwind from foreign currency translation, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increased net sales were driven by higher average selling price and product mix of 8.0% and the absence of a $20.3 million reduction to net sales from the restructuring of a Performance Coatings commercial agreement in 2022 discussed further in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q ("Customer Contract Restructuring") creating a 0.8% benefit, partially offset by lower volumes of 0.6%. The following trends impacted our segment net sales performance for the six months ended June 30, 2023:
•Performance Coatings: Net sales increased 2.0% for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increased net sales were driven by higher average selling price and product mix of 9.3% and the absence of the Customer Contract Restructuring creating a 1.2% benefit, partially offset by lower sales volumes of 7.2% and a 1.3% headwind from unfavorable foreign currency translation driven primarily by the fluctuations of the Chinese Yuan, Euro, Turkish Lira, British Pound and Swedish Krona, partially offset by Mexican Peso, compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 18.4% for the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increased net sales were driven by higher sales volumes of 14.7% and higher average selling price and product mix of 4.8%, partially offset by unfavorable currency impact of 1.1%, driven primarily by the fluctuations of the Chinese Yuan, Turkish Lira, South African Rand and Euro, partially offset by the Mexican Peso, compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2023 and 2022, as follows:

(In millions)	Three Months Ended June 30,		2023 vs 2022	Six Months Ended June 30,		2023 vs 2022
	2023	2022	% change	2023	2022	% change
Performance Coatings
Refinish	$520.7	$491.1	6.0%	$1,018.3	$952.5	6.9%
Industrial	335.3	364.7	(8.1)%	684.8	717.7	(4.6)%
Total Net sales Performance Coatings	856.0	855.8	—%	1,703.1	1,670.2	2.0%
Mobility Coatings
Light Vehicle	330.2	282.9	16.7%	658.7	558.5	17.9%
Commercial Vehicle	107.7	96.2	12.0%	216.0	180.3	19.8%
Total Net sales Mobility Coatings	437.9	379.1	15.5%	874.7	738.8	18.4%
Total Net sales	$1,293.9	$1,234.9	4.8%	$2,577.8	$2,409.0	7.0%
Enterprise resource planning ("ERP") system implementation
During the three months ended June 30, 2023, we experienced temporary operational disruptions in North America from our multi-year ERP system implementation. Warehouse management and slower shipping activities in the quarter resulted in a negative impact to net sales in North America, most notably in our Performance Coatings segment. We believe the delays were temporary and are substantially resolved as of June 30, 2023.
Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine have historically constituted less than 1.5% of our net sales, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current conflict, especially on the price and supply of raw materials. We recorded expenses of $0.1 million and benefits of $1.3 million related to changes in estimates of reserves for accounts receivable and inventory during the three and six months ended June 30, 2023, respectively. Net assets of our Russian subsidiaries at June 30, 2023 were approximately $8.6 million, with $9.1 million comprising cash and cash equivalents.
Capital and Liquidity Highlights
During the three and six months ended June 30, 2023, we voluntarily prepaid $75.0 million and $150.0 million, respectively, of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Raw material inflation
During the six months ended June 30, 2023, our results reflect negative impacts from raw material inflation as compared to the six months ended June 30, 2022. During the three months ended June 30, 2023, however, our results reflect deflationary benefits in raw material pricing both sequentially compared to the three months ended March 31, 2023 and compared to the three months ended June 30, 2022. We expect to continue to offset the cumulative increased costs through the realization of improved pricing on our products, as well as monitor raw material pricing and take actions that we believe will help mitigate costs and other operational impacts.
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
Net sales

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net sales	$1,293.9	$1,234.9	$59.0	4.8%	$2,577.8	$2,409.0	$168.8	7.0%
Price/Mix effect				6.8%				8.0%
Volume effect				(3.7)%				(0.6)%
Impact of one-time events				1.6%				0.8%
Exchange rate effect				0.1%				(1.2)%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net sales increased primarily due to the following:
● Higher average selling prices and product mix in both segments and all regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
● The absence of a $20.3 million reduction in the prior year period from the Customer Contract Restructuring
Partially offset by:
● Lower sales volumes primarily as a result of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment, partially offset by improved production environments within Mobility Coatings

● Impacts of currency translation were immaterial when compared to the prior year period

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net sales increased primarily due to the following:
● Higher average selling prices and product mix in both segments and all regions, primarily as a result of pricing actions taken to offset input cost inflation
● The absence of a $20.3 million reduction in the prior year period from the Customer Contract Restructuring
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Chinese Yuan, Turkish Lira, Euro and British Pound, partially offset by the Mexican Peso, compared to the U.S. Dollar

● Lower sales volumes primarily as a result of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment, partially offset by improved production environments within Mobility Coatings

Cost of sales

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of sales	$904.4	$886.4	$18.0	2.0%	$1,806.3	$1,723.8	$82.5	4.8%
% of net sales	69.9%	71.8%			70.1%	71.6%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Cost of sales increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $14.1 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Impairment charge of $8.3 million due to the decision to demolish assets at a previously closed manufacturing site
Partially offset by:
● Decreased variable input costs across both segments and most regions due to deflation
● Decreased costs associated with lower sales volumes
● Impacts of currency translation were immaterial when compared to the prior year period
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Higher average selling prices in both segments and all regions
● Decreased variable input costs across both segments and most regions due to deflation
● The absence of a $20.3 million reduction to net sales in the prior year period from the Customer Contract Restructuring which had no corresponding impact on cost of sales
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $14.1 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Impairment charge of $8.3 million due to the decision to demolish assets at a previously closed manufacturing site
● Less effective coverage of fixed costs as a result of lower sales volume

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Cost of sales increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $18.4 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Higher variable input costs in Performance Coatings, partially offset with lower variable input costs in Mobility Coatings
● Impairment charge of $8.3 million due to the decision to demolish assets at a previously closed manufacturing site
● Increase of $2.8 million in inventory obsolescence charges compared to the prior year period
Partially offset by:
● Favorable currency translation impact of approximately 1%, due primarily to the fluctuations of the Chinese Yuan, Turkish Lira, Euro, British Pound and South African Rand, partially offset by the Mexican Peso, compared to the U.S. Dollar

Cost of sales as a percentage of net sales decreased primarily due to the following:
● Higher average selling prices in both segments and all regions
● The absence of a $20.3 million reduction to net sales in the prior year period from the Customer Contract Restructuring which had no corresponding impact on cost of sales
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $18.4 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Higher variable input costs in Performance Coatings, partially offset with lower variable input costs in Mobility Coatings
● Impairment charge of $8.3 million due to the decision to demolish assets at a previously closed manufacturing site
● Increase of $2.8 million in inventory obsolescence charges compared to the prior year period

Selling, general and administrative expenses

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
SG&A	$210.2	$191.7	$18.5	9.7%	$416.2	$385.2	$31.0	8.0%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Increased commissions resulting from increased sales
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Increased commissions resulting from increased sales
● Increase of $4.7 million in bad debt expense
Partially offset by:
● Favorable currency translation impact of approximately 2%, due primarily to the fluctuations of the Chinese Yuan, Euro and British Pound, partially offset by the Mexican Peso, compared to the U.S. Dollar

Other operating charges

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other operating charges	$2.1	$4.8	$(2.7)	56.3%	$9.2	$12.5	$(3.3)	(26.4)%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Other operating charges decreased primarily due to the following:
● Decrease of $2.3 million in acquisition and divestiture-related costs
● Decrease of $0.9 million in site closure costs
● Decrease of $0.4 million in termination benefits and other employee-related costs associated with our cost saving initiatives
Partially offset by:
● Increase of $0.9 million from a benefit of $1.0 million in the prior year period to a $0.1 million benefit in the current period as a result of changes in estimates of reserves for accounts receivable related to Russia's conflict with Ukraine

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Other operating charges decreased primarily due to the following:
● Decrease of $4.5 million from an expense of $3.1 million in the prior year period to a benefit of $1.4 million in the current period as a result of changes in estimates of reserves for accounts receivable related to Russia's conflict with Ukraine

● Decrease of $3.0 million in termination benefits and other employee-related costs associated with our cost saving initiatives
● Decrease of $2.2 million in acquisition and divestitures-related costs in the current year
● Decrease of $0.5 million in site closure costs
Partially offset by:
● Impairment charges increased $7.3 million primarily related to the then anticipated exit of a non-core business category in the Mobility Coatings segment recorded during the three months ended March 31, 2023

Research and development expenses

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development expenses	$18.6	$16.7	$1.9	11.4%	$37.7	$33.1	$4.6	13.9%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research and development expenses increased primarily due to the following:
● Increased labor costs
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Research and development expenses increased primarily due to the following:
● Increased labor costs
● Impacts of currency translation were immaterial when compared to the prior year period
Amortization of acquired intangibles

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Amortization of acquired intangibles	$21.0	$31.7	$(10.7)	(33.8)%	$45.5	$64.5	$(19.0)	(29.5)%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization from intangibles reaching the end of their useful lives
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization from certain intangibles reaching the end of their useful lives
● Favorable currency translation impact of approximately 1%, due primarily to the fluctuations of the Euro compared to the U.S. Dollar
Interest expense, net

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense, net	$54.6	$33.5	$21.1	63.0%	$102.8	$66.1	$36.7	55.5%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Interest expense, net increased primarily due to the following:
•Unfavorable impact of approximately $24.6 million due to the interest rate on the 2029 Dollar Term Loans, which were issued in December 2022 to replace the 2024 Dollar Term Loans
Partially offset by:
● Favorable impact of lower principal balance during the current year period, primarily as a result of $150.0 million of voluntary payments during the current year
● Favorable impact of $1.2 million from derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Impacts of currency translation were immaterial when compared to the period year period

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense, net increased primarily due to the following:
•Unfavorable impact of approximately $52.1 million due to the interest rate on the 2029 Dollar Term Loans, which were issued in December 2022 to replace the 2024 Dollar Term Loans
Partially offset by:
● Favorable impact of lower principal balance during the current year period, primarily as a result of $150.0 million of voluntary payments during the current year
● Favorable impact of $10.0 million from derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
● Impacts of currency translation were immaterial when compared to the prior year period
Other expense, net

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other expense, net	$8.5	$7.2	$1.3	18.1%	$9.8	$9.0	$0.8	8.9%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Other expense, net increased primarily due to the following:
● Increase in debt extinguishment and refinancing related costs of $1.4 million primarily as a result of $75.0 million of voluntary prepayments during the current period
● Unfavorable impact of foreign exchange losses of $4.7 million when compared with the prior year period, including devaluation of net monetary assets denominated in the Argentinian Peso and the Turkish Lira due to hyperinflationary conditions

Partially offset by:
● The absence of a $4.7 million charge recorded in 2022 for the Customer Contract Restructuring
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Other expense, net increased primarily due to the following:
● Increased debt extinguishment and refinancing related costs of $3.2 million, primarily as a result of $150.0 million of voluntary prepayments during the current year and the refinancing of the 2024 Dollar Term Loans

● Unfavorable impact of foreign exchange losses of $4.4 million when compared with the prior year period, including devaluation of net monetary assets denominated in the Argentinian Peso and the Turkish Lira due to hyperinflationary conditions

Partially offset by:
● The absence of a $4.7 million charge recorded in 2022 for the Customer Contract Restructuring
● Increased miscellaneous income, net of $2.1 million

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$74.5	$62.9	$150.3	$114.8
Provision for income taxes	13.4	18.8	28.7	29.8
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	18.0%	29.9%	19.1%	26.0%
Effective tax rate vs. statutory U.S. Federal income tax rate	(3.0)%	8.9%	(1.9)%	5.0%

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2023	2022	2023	2022
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(8.6)	$(4.6)	$(15.1)	$(9.7)
Changes in valuation allowance	4.9	7.9	12.7	8.9
Foreign exchange (gains) losses, net	(0.1)	(5.3)	0.3	(3.0)
Non-deductible expenses and interest	1.1	1.5	2.2	2.1
Changes in unrecognized tax benefits	(2.7)	5.0	(4.9)	5.1

(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net sales	$856.0	$855.8	$0.2	—%	$1,703.1	$1,670.2	$32.9	2.0%
Volume effect				(11.1)%				(7.2)%
Price/Mix effect				8.5%				9.3%
Impact of one-time events				2.4%				1.2%
Exchange rate effect				0.2%				(1.3)%

Adjusted EBIT	$117.8	$125.2	$(7.4)	(5.9)%	$227.1	$219.8	$7.3	3.3%
Adjusted EBIT Margin	13.8%	14.6%			13.3%	13.2%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net sales remained consistent primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
● The absence of a $20.3 million reduction to net sales in the prior year period from the Customer Contract Restructuring, creating a 2.4% benefit in the current year period
Offset by:
● Lower sales volumes across both end-markets and most regions, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment

Adjusted EBIT and Adjusted EBIT margin decreased primarily due to the following:
● Lower sales volumes across both end-markets and most regions, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment

● Higher operating expenses due primarily to increased labor costs
● Less effective coverage of fixed costs as a result of lower sales volume
Partially offset by:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
● Decreased variable input costs due to deflation
In addition to the factors noted above, the current year period Adjusted EBIT margin was negatively impacted by:
● The absence of a $20.3 million reduction to net sales in the prior year period from the Customer Contract Restructuring
Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net sales increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input cost inflation
● The absence of a $20.3 million reduction in the prior year period from the Customer Contract Restructuring, creating a 1.2% benefit in the current year period
Partially offset by:
● Lower sales volumes across both end-markets and most regions, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment

● Unfavorable impacts of currency translation due primarily to the fluctuations of the Chinese Yuan, Euro, Turkish Lira, British Pound and Swedish Krona, partially offset by the Mexican Peso, compared to the U.S. Dollar

Adjusted EBIT and Adjusted EBIT margin increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input cost inflation
Partially offset by:
● Lower sales volumes across both end-markets and most regions, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation and a weaker Industrial market environment

● Higher operating expenses due primarily to increased labor costs
● Higher variable input costs within both end-markets and most regions due to raw material inflation
● Less effective coverage of fixed costs as a result of lower sales volume
In addition to the factors noted above, the current year period Adjusted EBIT margin was negatively impacted by:
● The absence of a $20.3 million reduction to net sales in the prior year period from the Customer Contract Restructuring
Mobility Coatings Segment

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net sales	$437.9	$379.1	$58.8	15.5%	$874.7	$738.8	$135.9	18.4%
Volume effect				12.8%				14.7%
Price/Mix effect				2.7%				4.8%
Exchange rate effect				—%				(1.1)%

Adjusted EBIT	$23.7	$2.3	$21.4	930.4%	$47.2	$2.8	$44.4	1,585.7%
Adjusted EBIT Margin	5.4%	0.6%			5.4%	0.4%
Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net sales increased primarily due to the following:
● Higher sales volumes across both end-markets and all regions, even with some negative impacts of temporary operational delays in North America from our multi-year ERP system implementation
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation

Adjusted EBIT and Adjusted EBIT margin increased primarily due to the following:
● Decreased variable input costs across both end-markets and most regions due to deflation
● Higher sales volumes across both end-markets and all regions, even with some negative impacts of temporary operational delays in North America from our multi-year ERP system implementation
● Higher average selling prices and product mix across both end-markets and most regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
Partially offset by:
● Higher operating expenses due primarily to increased labor costs

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net sales increased primarily due to the following:
● Higher sales volumes across both end-markets and all regions, even with some negative impacts of temporary operational delays in North America from our multi-year ERP system implementation
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Chinese Yuan, Turkish Lira, South African Rand and Euro, partially offset by the Mexican Peso, compared to the U.S. Dollar.

Adjusted EBIT and Adjusted EBIT margin increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions, primarily as a result of pricing actions taken to offset input cost inflation
● Higher sales volumes across both end-markets and all regions, even with some negative impacts of temporary operational delays in North America from our multi-year ERP system implementation
● Decreased variable input costs across both end-markets and most regions due to deflation
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2023, availability under the Revolving Credit Facility was $529.6 million, net of $20.4 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the "Senior Notes"). At June 30, 2023, we had $10.3 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $48.1 million.
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

Cash Flows

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by (used for):
Operating activities:
Net income	$121.6	$85.0
Depreciation and amortization	135.7	155.0
Amortization of deferred financing costs and original issue discount	4.3	4.8
Debt extinguishment and refinancing related costs	3.0	(0.2)
Deferred income taxes	0.5	2.0
Realized and unrealized foreign exchange losses, net	18.8	4.9
Stock-based compensation	13.6	9.0
Divestiture and impairment charges	15.4	0.7
Interest income on swaps designated as net investment hedges	(6.1)	(10.0)
Commercial agreement restructuring charge	—	25.0
Other non-cash, net	1.0	(7.1)
Net income adjusted for non-cash items	307.8	269.1
Changes in operating assets and liabilities	(228.6)	(300.8)
Operating activities	79.2	(31.7)
Investing activities	(37.0)	(38.1)
Financing activities	(179.2)	(260.2)
Effect of exchange rate changes on cash	2.1	(11.0)
Net decrease in cash	$(134.9)	$(341.0)
Six months ended June 30, 2023
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $79.2 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $307.8 million. This was partially offset by net uses of working capital of $228.6 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $194.2 million and $51.8 million, respectively, as well as decreases in other accrued liabilities and accounts payable of $39.8 million and $11.7 million, respectively. These outflows were driven primarily by timing of collections and payments, payments of Business Incentive Plan assets ("BIPs") and largely seasonal cash payments for employee-related benefits and were partially offset by decreases in inventories of $69.5 million as a result of lower production levels as we intentionally managed inventory levels.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2023 was $37.0 million. The primary use was for purchases of property, plant and equipment of $73.9 million, partially offset by proceeds of $35.5 million from settlements and interest from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2023 was $179.2 million. This primary uses were voluntary prepayments of $150.0 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual repayments of $32.5 million on borrowings, payments totaling $7.7 million for acquisition-related consideration and payments of $6.3 million for fees associated with refinancing our 2024 Dollar Term Loans, partially offset by proceeds of $8.8 million from a short-term borrowing and $8.5 million net cash received from our stock-based compensation program.

Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2023 were favorable by $2.1 million, which was driven primarily by the fluctuations of the Mexican Peso compared to the U.S. Dollar, partially offset by fluctuations of the Euro compared to the U.S. Dollar.
Six months ended June 30, 2022
Net Cash Used for Operating Activities
Net cash used for operating activities for the six months ended June 30, 2022 was $31.7 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $269.1 million. This was offset by net uses of working capital of $300.8 million, for which the most significant drivers were increases in accounts and notes receivable, inventories, prepaid expenses and other assets and other accruals of $190.1 million, $151.4 million, $58.9 million, and $39.4 million, respectively. These outflows were primarily driven by timing of collections, inflation of raw material, logistics and energy costs, payments of BIPs and largely seasonal cash payments for employee-related benefits. The outflows were partially offset by increases in accounts payable of $147.5 million primarily due to raw material cost inflation, as well as elevated logistics and energy costs.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2022 was $38.1 million. The primary use was for purchases of property, plant and equipment of $72.0 million, partially offset by proceeds of $35.0 million from settlements of interest rate swaps designated as net investment hedges.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2022 was $260.2 million. The primary uses were for the purchase of our common stock totaling $200.1 million and payments of $57.7 million on borrowings.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2022 were unfavorable by $11.0 million, which was driven primarily by weakening in the Euro and British Pound compared to the U.S. Dollar, partially offset by the strengthening in the Russian Ruble compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at June 30, 2023 and December 31, 2022 of $517.6 million and $645.2 million, respectively. Of these balances, $406.9 million and $433.6 million were maintained in non-U.S. jurisdictions at June 30, 2023 and December 31, 2022, respectively, with $9.1 million and $12.9 million, respectively, within Russia. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
Our business may not generate sufficient net cash provided by operating activities and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that net cash provided by operating activities, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and existing lines of credit will be adequate to service debt, fund our cost saving initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

The following table details our borrowings outstanding at the dates indicated:

(In millions)	June 30, 2023	December 31, 2022
2029 Dollar Term Loans	$1,845.0	$2,000.0
2025 Euro Senior Notes	491.1	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
Short-term and other borrowings	75.3	74.5
Unamortized original issue discount	(19.5)	(22.4)
Unamortized deferred financing costs	(24.0)	(26.9)
Total borrowings, net	3,567.9	3,704.3
Less:
Short-term borrowings	19.0	16.0
Current portion of long-term borrowings	20.0	15.0
Long-term debt	$3,528.9	$3,673.3
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $529.6 million and $529.3 million at June 30, 2023 and December 31, 2022, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.
Pursuant to the Credit Agreement, on July 1, 2023, an interest rate based on the London interbank offered rate was automatically replaced with an interest rate based on the Secured Overnight Financing Rate ("SOFR") as the interest rate benchmark for loans denominated in U.S. Dollars under the Revolving Credit Facility available under the Credit Agreement. On the same date, an amendment to the Credit Agreement was effected to reflect this transition and make other related conforming changes to the Credit Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.
Changes in internal control over financial reporting
We are in the midst of a multi-year project to upgrade our ERP system through a phased implementation approach. The gradual implementation is expected to occur in phases over the next several years. During the second quarter of 2023, we completed the migration to the upgraded ERP system in North America, with further implementations in other geographic regions expected to occur in phases over the next several years. In connection with this implementation, we have updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
CFO Transition
On July 17, 2023, the Company appointed Carl Anderson as the Company’s new Senior Vice President and Chief Financial Officer, and Sean M. Lannon, the Company’s current Senior Vice President and Chief Financial Officer, and the Company mutually agreed that Mr. Lannon would resign from such positions. Mr. Anderson will start on August 14, 2023, immediately prior to which Mr. Lannon will cease to serve as Senior Vice President and Chief Financial Officer.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1*
Axalta Coating Systems Ltd. Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement (File No. 001-36733) filed with the SEC on April 25, 2023)^

10.2	Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

^	Denotes management contract or compensatory plan or arrangement.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	August 1, 2023	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2023	By: /s/ Sean M. Lannon
Sean M. Lannon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2023	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)