Form 10-K
period 2023-12-31
Axalta Coating Systems Ltd.
filed 2024-02-15
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
1050 Constitution Avenue
Philadelphia, Pennsylvania 19112
(855) 547-1461
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)
50 Applied Bank Blvd
Suite 300
Glen Mills, Pennsylvania 19342
(Former name or former address, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $1.00 par value	AXTA	New York Stock Exchange
(title of class)	(Trading symbol)	(Exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,253.6 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 8, 2024, there were 220,140,111 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2024 Annual General Meeting of Members. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2023.

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

**Axalta Coating Systems Ltd.**
**Net Sales: $5,184.1 million**
**Net Income $267.4 million**
**Adjusted EBITDA: $951.4 million**
**Adjusted EBITDA Margin: 18.4%**

| | | | | |
|---|---|---|---|---|
| **Segments** | **Performance Coatings**<br>Net Sales: $3,407.7 million (65.7% of Sales) | | **Mobility Coatings**<br>Net Sales: $1,776.4 million (34.3% of Sales) | |
| **End-Markets** | **Refinish**<br>Net Sales: $2,084.3 million<br>% of Axalta Sales: 40.2% | **Industrial**<br>Net Sales: $1,323.4 million<br>% of Axalta Sales: 25.5% | **Light Vehicle**<br>Net Sales: $1,340.4 million<br>% of Axalta Sales: 25.9% | **Commercial Vehicle**<br>Net Sales: $436.0 million<br>% of Axalta Sales: 8.4% |
| **Focus Areas** | · Body shops<br>· Independent shops<br>· Multi-shop operators<br>· Light vehicle dealerships<br>· Our company owned stores in EMEA & Central America | · Building products<br>· Construction<br>· Battery solutions<br>· Transportation<br>· General metal finishing | · Automotive light vehicle original equipment manufacturers ("OEM") and automotive plastics suppliers | · Heavy duty truck ("HDT")<br>· Medium duty truck ("MDT")<br>· Bus<br>· Rail<br>· Motorcycles<br>· Marine and aviation<br>· Trailers<br>· Recreational vehicles<br>· Personal sport vehicles |

The table above reflects numbers for the year ended December 31, 2023. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by net sales. See the discussion and reconciliation of segment Adjusted EBITDA to income before income taxes in Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net sales for our four end-markets and four regions for the year ended December 31, 2023 are highlighted below:
Note: Latin America includes Mexico. EMEA represents Europe, Middle East and Africa.
SEGMENT OVERVIEW
Performance Coatings
Through our Performance Coatings segment, we provide high-quality sustainable liquid and powder coating solutions to both large regional and global customers and to a fragmented and local customer base. These customers comprise, among others, independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.
Performance Coatings End-Markets
Refinish
Sales in the refinish end-market are driven by the number of vehicle collisions, owners' propensity to repair their vehicles, the number of miles vehicle owners drive and the size of the car parc. Although refinish coatings typically represent only a small portion of the overall vehicle repair cost, they are critical to the vehicle owner's satisfaction given their impact on appearance. As a result, body shop operators are focused on coatings manufacturers with a strong track record of performance and reliability. Body shops look for manufacturers with productivity enhancements, regulatory compliance, consistent quality, the presence of ongoing technical support and exact color match technologies. Color matching is a critical component of coatings manufacturer selection, since inexact matching adversely impacts vehicle appearance, and if repainting is required due to a poor match, it can reduce the speed and volume of repairs at a given shop. Sustainability is another important component of coatings supplier selection as the current market trend is for products that are inherently more environmentally friendly and use less energy, such as our specially-formulated waterborne and our high solids solventborne products that improve productivity and performance, while reducing the impact on the environment.

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
Industrial
The industrial end-market comprises liquid, e-coat and powder coatings used in a broad array of end-business applications. Within the industrial end-market, we focus on the following:
•Building Products: Focused on the North America market, offering leading innovation for performance, style, and durability in liquid coatings serving the OEMs and aftermarket building markets, including external finishes, kitchen cabinets, flooring and furniture.
•Construction: Global solutions in liquid and powder coatings for applications such as window frames, structural steel, steel roofing, and metal building materials, typically used in residential, industrial, commercial, and monumental buildings. Coil coaters benefit from our performance solutions for applications serving customers producing buildings as well as appliances, lighting, garage doors, HVAC systems and trailers. Architects and designers can benefit from the advice of color experts, superior technical service and the latest trend collections available in our dedicated color experience rooms and digital tools.
•Battery Solutions: New innovative technologies in liquid and powder coatings for battery performance, insulation and conduction to enable innovation in the electrification and energy transition market. These new innovative technologies complement our existing solutions to insulate copper wire used in motors and transformers and our coatings insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical devices to provide increased motor and power efficiency.
•Transportation: Key provider of liquid and powder coatings for vehicle components, chassis, and agricultural, construction, and earth moving equipment, that protect against corrosion, provide increased durability, and deliver a superior appearance.
•General Metal Finishing: Global provider of multiple technologies for a wide array of applications, including racking and shelving, metal furniture, appliances, protective coating, pipes and tubes, metal enclosures and fencing, industrial components, gutters, garage and entry doors, HVAC, metal wall panels, and power storage and electrical boxes.
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP, new residential and commercial construction, as well as automotive and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity and color aesthetics, which we provide through a combination of e-coat, waterborne, solventborne, ultraviolet ("UV") and powder technologies. Customers select industrial coatings based on protection, durability, appearance and value added through technical service and solutions, which can improve customers' application sustainability and productivity.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive refinish industry to repair damaged vehicles. Our refinish products and systems comprise a range of coatings layers, including fillers, aerosols, and adhesives required to match the vehicle's color and appearance, producing a repair surface indistinguishable from the adjacent surface.
We provide systems that enable body shops to match more than 220,000 color variations, using a database with more than four million formulations, in the global market. Our color technology is manifested in the pigment and dispersion technology that are utilized in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up most of our products in a body shop. We have a large color library and several well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, Syrox™, and Raptor®, as well as other regional and local brands.

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
We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market, including building materials, cabinet, wood and luxury vinyl flooring and furniture markets in North America. Our liquid systems are used to provide insulation and thermo-mechanical protection for electrical conductors and devices, protect automotive parts and serve as primers, basecoats, and clearcoats for alloy and steel wheels, and provide weatherability and corrosion protection for metal building and infrastructure projects. Powder coatings products, both thermoset and thermoplastic, are an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil & gas industry, our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures, pressures, and harsh chemicals.
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

Our large refinish sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We currently have 49 customer training centers established globally, which helps to deepen our customer relationships.
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
Our large direct sales team in industrial serves its end customers, driving demand which is then primarily filled directly or through channels of distribution and e-commerce. We leverage this dedicated sales force and technical service team to provide regional support and identify global innovation projects to meet the evolving market needs. In the powder coatings market, we believe we are one of only three truly global producers that can satisfy the needs and specifications of a customer in multiple regions of the world, while maximizing productivity from the broad scale and scope of our operations.
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 140 countries. Our top ten customers accounted for approximately 20% of our Performance Coatings net sales during the year ended December 31, 2023.
In our industrial and refinish end-markets we serve both large OEMs and a broad, fragmented local customer base. Our industrial end-market comprises a wide variety of industrial manufacturers, while our refinish end-market primarily comprises approximately 90,000 body shops, including:
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
Performance Coatings Competition
Our primary competitors in the refinish end-market include AkzoNobel, BASF, PPG and Sherwin Williams, but we also compete against local and regional players in the markets we serve. Similarly, in the industrial end-market, we compete against multi-national suppliers, such as AkzoNobel, PPG and Sherwin-Williams, as well as a large number of local and regional players in the markets we serve. We believe we are one of the few performance coatings companies that can provide the customer service, total technology solutions, color design capability and product performance necessary to deliver exceptional value to our customers.

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
Mobility Coatings Products and Brands
We develop and supply a complete coatings product line for light vehicle OEMs. Our products are designed to enhance the styling and appearance of a vehicle's exterior while providing protection from the elements, extending the life of the vehicle. Widely recognized in the industry for our advanced and patented technologies, we believe our products not only increase productivity and profitability for OEMs but also produce attractive and durable finishes. Our light vehicle coatings portfolio is one of the broadest in the industry.
The coatings operation is a critical component of the light vehicle assembly process, requiring a high degree of precision, speed and productivity. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., "high bake"). Our key products consist of the four main coatings layers: electrocoat (AquaEC®), primer (HyperDur™), basecoat (ChromaDyne™) and clearcoat (Lumeera™).
The coatings process accounts for a majority of the total energy consumed during the light vehicle manufacturing process. With that in mind, we have developed coatings technologies, including 3-Wet™, Eco-Concept™ and 2-Wet Monocoat™, that help our OEM customers lower costs by reducing energy consumption and increasing productivity.
In today's existing mobility ecosystem, coatings provide essential beauty and color to vehicle bodies while extending the useful life of the vehicle via durability related properties such as chemical resistance and chip and corrosion protection. As the industry evolves, each dimension of mobility – electric vehicles, shared transportation and autonomous driving – requires coatings with advanced functionality that, in addition to aesthetics and protection, contribute to the efficiency of electrification, vehicle design, navigation and passenger safety, among other areas. Evolution within the mobility market creates tremendous opportunities for OEMs but requires them to undertake significant shifts in how they design and produce vehicles. OEMs are also increasingly looking to reduce the weight of vehicles in response to stricter vehicle emissions, fuel consumption regulations and electric vehicle range extensions. As a result, OEMs are constructing vehicle platforms using a variety of new materials in addition to steel and plastic, including aluminum, carbon fiber and other substrates, each of which requires specialized coatings formulations to create a uniform color and finish. We continue to innovate with our OEM customers in driving this trend, as evidenced by use of our coatings on their flagship vehicle platforms.
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 80,000 different colors. In the HDT market, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck's exterior do not deform during the bake process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
Mobility Coatings Sales, Marketing and Distribution
We have full-time technical representatives stationed at most of our light vehicle OEM customers' facilities around the world. These on-site representatives provide customer support, monitor the painting process and track paint demand at each assembly plant. Monitoring OEM line performance in real-time is intended to allow our technical support teams to help improve paint department operating efficiency and provide performance feedback to our formulating chemists and paint manufacturing teams. Many of our customer technical support representatives also help OEMs manage their physical inventory by forecasting facility coatings demand based on the customer's build schedule.
We sell and ship products directly to light vehicle OEMs in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 9 countries, our manufacturing facilities provide a local presence intended to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain "just-in-time" product delivery capabilities critical to OEMs. We believe our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.

In the commercial vehicle end-market, we employ a dedicated sales and technical service team to support our diverse customer base, including a direct sales force supporting the HDT market. We ship our coatings directly to commercial vehicle OEMs and may also provide on-site technical service representatives that play an important role by helping to optimize the painting process and by providing responsive customer support.
Mobility Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 220 assembly plants worldwide, including all the top ten global automotive manufacturers. We have a stable customer base and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 62% of our Mobility Coatings net sales during the year ended December 31, 2023.
Mobility Coatings Competition
We primarily compete against large multi-national suppliers such as AkzoNobel, BASF and PPG, as well as a few regional suppliers, in the light and commercial vehicle end-markets. With our state-of-the-art coatings solutions and local presence in key OEM markets, we are one of the few competitors in the industry that offers global OEM manufacturers the combination of high-quality products, personalized, top-rate technical service and short lead-times for product delivery.
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
Economic and weather conditions have altered, and could continue to alter, seasonal patterns.
KEY RAW MATERIALS
We use thousands of different raw materials, which fall into seven broad categories: liquid resins, powder resins, pigments, solvents, monomers, isocyanates and additives. Since 2001, our total raw material spend has represented between 40% and 50% of our cost of sales annually, with the exception of 2022 when our total raw material spend represented approximately 53% of our cost sales driven by continued raw material inflation experienced throughout the year. We purchase raw materials from a diverse group of suppliers, with our top ten suppliers representing approximately 33% of our 2023 spending on raw materials.
Prices for our raw materials generally fluctuate with supplier feedstock prices as well as supply and demand dynamics of the given raw material market. Over the past several years, the dynamics of supply and demand had a greater impact in the cost of our raw materials than the price of the supplier feedstocks.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in certain circumstances, contractual raw material recovery mechanisms. Since 2001, our variable cost of sales has generally remained stable between approximately 35% and 45% of net sales, with an increase to 50% during 2022 driven by continued raw material inflation experienced throughout the year. During 2023, our variable cost of sales returned to within the historical range as a result of both deflation of raw material costs and continued price recapture.
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

We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our markets are among the most demanding in the coatings industry with high levels of required product performance that continuously evolve, with increasing expectations for productivity on customer lines and environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. In total, as of December 31, 2023, we had approximately 1,300 team members dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by approximately 25 regional laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania, which opened in 2018 for global research, product development and technology initiatives and now serves as our global headquarters.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2023, we had a global portfolio of approximately 770 issued patents and more than 470 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2023, approximately 220 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology agreements. We have a significant number of trademarks and trademark registrations in the United States and in other countries, as described below.
We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, Audurra®, Centari®, Ceranamel®, Challenger®, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, Duxone®, Harmonized Coating Technologies®, Hydropon®, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Raptor®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, U-POL®, VermeeraTM and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we believe that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
At December 31, 2023, we were party to seven joint ventures, of which three were focused in the light vehicle end-market, two were focused in the refinish end-market and two were focused in the industrial end-market. At December 31, 2023, we were the majority shareholder, and/or exercised control, in five joint ventures, which we consolidated. Our fully consolidated joint venture-related net sales were $62.0 million, $78.7 million, and $80.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations".
ENVIRONMENTAL, SOCIAL AND GOVERNANCE
During January 2022, we announced a new environmental, social and governance ("ESG") framework, which is structured under three key pillars. Goals related to each pillar are as follows:
•Planet Solutions: Focused on working towards a more sustainable future for the planet, this first pillar includes a series of goals aimed at improving the Company's environmental performance and reducing the impact of its global operations, including our goals to achieve an absolute reduction of 50% of Scope 1 and 2 greenhouse gas ("GHG") emissions by 2030, as well as a goal to become carbon neutral in our operations by 2040 - one decade ahead of the deadline set by the Paris Agreement on Climate Change. In addition to these reduction targets, Axalta is taking steps towards our goal of a 10% reduction of volatile organic compound ("VOC") emissions, process waste, and water use from operations by 2030.
•Business Solutions: This second pillar concentrates on how Axalta's products, services and technology can help customers design and manufacture their finished products to help accelerate their own sustainability initiatives and achievements. Axalta is committing to deliver sustainability benefits from 80% of its new technology and innovation developments by 2030 and to increase, by at least 20%, the total percentage of net sales derived from products, services, and tools that offer sustainability benefits.

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
HUMAN CAPITAL RESOURCES
Our success is realized through the engagement and commitment of our people. As of December 31, 2023, we had approximately 12,000 team members with 26% of our team members based in the U.S. and 74% based in international locations. Our workforce is distributed globally, with approximately 44% in the Americas, 37% in EMEA and 19% in Asia Pacific.
Axalta's ability to attract, develop and retain highly skilled talent requires us to focus on the growth and well-being of each team member. As a global coatings company, we have a wide range of employees, including but not limited to management professionals, scientists, technicians, engineers, sales representatives, operators, supply chain experts, and administrative and customer service professionals.
We strive to create a performance-driven culture where employees feel included and have a sense of belonging. It is important that we provide an environment that fosters inclusivity and embraces diversity where everyone feels they have a voice and their contributions are valued. As an example of our efforts, we conduct an all employee engagement survey that is designed to capture the voice of our employees and provide actionable insights into the specific tools, processes, and other factors that enable our employees to perform at their best. We continue to build upon and refresh our action plans each year based upon employee feedback. Over the past couple of years, we have seen improvements directly tied to the actions that have been implemented, including double-digit improvements in responses to survey questions related to training, learning and growth. We continue to focus on career development and learning to ensure employees have opportunities to improve their skills and prepare for future roles at Axalta. We also continue to focus on Axalta’s culture, including continuing to increase our efforts regarding diversity and inclusion as well as engaging senior leaders to lead through change.
We strive to provide a wide variety of growth opportunities for our employees, including online trainings, on-the-job experience, education tuition assistance and financial counseling. We also aim to provide competitive compensation and benefits across all of our global locations.
Safety is paramount and the well-being of our employees is our greatest responsibility. We are committed to providing a workplace that enables team members to operate safely. Safety is ingrained in the way we do business, and our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we work to determine the causes and eliminate the potential for future similar incidents. In 2023, Axalta's injury and illness performance resulted in a 0.37 OSHA Total Recordable Incident Rate ("TRIR"), compared to the 1.9 OSHA TRIR for the Paint and Coating Manufacturing Industry as a whole (according to the US Bureau of Labor Statistics 2022 data).
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
In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of GHG emissions and related information, such as the European Union’s (“EU”) Corporate Sustainability Reporting Directive (“CSRD”) and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
Non-U.S. Sales
Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
Privacy Regulations
We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU's General Data Protection Regulation ("GDPR"), which enforces rules relating to the protections around the processing and transfer of personal data. In addition, California’s Consumer Privacy Act, as modified by the California Privacy Rights Act, provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of significant monetary penalties.
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axalta.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). We also post all financial press releases, including earnings releases, to our website. We intend to use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC's Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, U.S. Securities and Exchange Commission filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information. All other reports filed or furnished to the SEC on the SEC's website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC's websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Annual Report on Form 10-K.

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
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity and industrial manufacturing, which effects are exacerbated in a rising interest rate environment, like that seen in 2022 and 2023. Disruptions in the U.S., Europe or other economies, or weakening of emerging markets, such as China, could adversely affect our sales, profitability and/or liquidity.
Further, a tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing to support their operations, which could result in a decrease in or cancellation of orders for our products and services and impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to procure materials in a timely manner or at all. Lastly, a tightening of credit markets and increases in interest rates, like those seen in 2022 and 2023, make it more difficult for our customers to borrow to fund construction activity, manufacturing operations and other capital projects, which in turn reduces demand for our products and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Improved safety features on vehicles, commercialization of autonomous vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition, results of operations and cash flows.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and self-driving vehicles that may reduce the rate and amount of vehicle collisions, potentially negatively impacting demand for our refinish coatings. Insurance companies may influence vehicle owners to use body shops that do not use our products, which could also negatively impact demand for our refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new builds may decline, potentially reducing demand for our automotive OEM coatings. Furthermore, from time to time, weather conditions have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing market demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The loss of, or reduced purchases by, or our failure to meet our obligations to, any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition, results of operations and cash flows.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 4% of our 2023 net sales and our largest distributor accounted for approximately 3% of our 2023 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our results of operations if the resulting business seeks different sales terms or chooses to use one of our competitors for the consolidated business. The loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption, our products may not be delivered in a timely fashion. In addition, if any of our third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition, results of operations and cash flows could be adversely affected.
We rely on certain of our manufacturing facilities to make a significant amount of product, and certain products can only be made at specific facilities.
A small number of our manufacturing facilities have historically produced a substantial majority of our products, and certain of our products can only be made at specific facilities. Any disruption of operations at one of these facilities, like those that occurred in North America in the second quarter of 2023 due to production constraints following our implementation of a new enterprise resource planning system ("ERP") in the region in the quarter, have in the past and could in the future significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, including to our largest customers, which have in the past and could in the future damage our customer relationships and our business, financial condition, results of operations and cash flows could be adversely affected. While we have contingency plans in place to mitigate the risks of such manufacturing concentration, we cannot be certain that such contingency plans would be effective.
Price increases, business and supply chain interruptions, declines in the supply of raw materials or disruptions to our major tolling arrangements could have a significant impact on our ability to grow or sustain earnings.
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to change based on fluctuations in worldwide supply and demand as well as other factors beyond our control, including inflationary pressures like those seen from mid-2021 through 2022, and which abated for most categories during 2023. We use a significant amount of raw materials derived from crude oil and natural gas. While the majority of our raw material inputs are fourth to sixth generation derivatives of crude oil and natural gas, volatile oil and gas prices, as well as other unrelated factors, can also cause significant variations in our raw materials costs, affecting our operating results. In rising raw material price environments, we may be unable to pass along these increased costs to our customers. In declining raw material price environments, customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. Additionally, we obtain certain of our raw materials from selected key suppliers. If any sole source supplier of raw materials ceases supplying raw materials to us, or if any of our key suppliers is unable to meet its obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in limited instances, we may not be able to obtain the necessary raw materials. Additionally, in certain instances, we rely on third parties to toll manufacture certain of our intermediates and products. If any of our key tolling partners ceases to provide toll manufacturing services to us, either permanently or temporarily, we would be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all.
In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions, including supply disruptions from our sole source or other key suppliers, supply chain and logistics congestion and disruptions, increasing costs for energy and freight, the unavailability of certain raw materials or disruptions to our key tolling arrangements could result in harm to our manufacturing capabilities or supply imbalances that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, rising costs of freight, logistics, energy and labor, as we experienced over 2022, and which generally abated in 2023, increase our cost of sales and reduce our profitability.
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
We continue to execute, and have in the past executed, on a number of growth initiatives, strategies and operating plans designed to enhance our business, including productivity enhancements, cost reduction measures, cost savings initiatives and restructurings. For example, in late 2023, to drive clear accountability and decision making in our businesses, we began the process of shifting responsibility for manufacturing activities at our global sites from a global operations function to our businesses themselves. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate and a variety of factors could cause us to fail to realize some or all of the expected benefits, including growth, cost savings and productivity enhancements. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, including those related to actions needed to satisfy legal requirements in certain jurisdictions; increased difficulty and cost in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. We have in the past, and may in the future, fail to realize the full extent of the anticipated benefits from such efforts and we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected. From time to time, we may commence operations at new manufacturing facilities, such as our recently opened Mobility Coatings manufacturing facility in Jilin City, Jilin Province, North China, and cease operations at existing manufacturing facilities, including through relocating, eliminating or utilizing alternative sources for such operations. We may not be able to successfully commence such new operations or cease such existing operations and our failure to successfully do so could have a material adverse impact on our business results.
Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations that are not present in the United States.
We conduct our business on a global basis, with approximately 64% of our 2023 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability may entail further international expansion, particularly in emerging markets. Changes in local and regional economic or political conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's social, economic or political conditions, military conflicts, including the current conflicts between Russia and Ukraine and in the Middle East, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, trapped cash issues, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons. For example, the U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements, as well as other retaliatory actions.
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
Evolving environmental, safety or other regulations and laws, including with respect to disclosure of metrics related to such areas, could have a material adverse effect on our business and consolidated financial condition.
Our manufacturing activities and products, both inside and outside of the U.S., are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Environmental Protection Agency, as well as other authorities both inside and outside of the U.S. In addition, legal and regulatory systems in emerging and developing markets may be less developed and less consistent. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events or in response to climate change. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we have been and may in the future be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation, or curtail or cease operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, new disclosure requirements related to GHG emissions and climate change, including any final rules approved by the SEC, California or other U.S. states, the EU's recently adopted CSRD, and other requirements adopted by national and sub-national jurisdictions from time to time, may negatively impact our business by diverting resources and harming our reputation.
We cannot predict the impact that changing climate conditions or more frequent and severe weather events, if any, will have on our business, results of operations, financial condition or cash flows. Moreover, we cannot predict how legal, regulatory and social responses to concerns about climate change, as well as other sustainability and environmental matters, will impact our business.
As a result of our current and past operations and/or products, including operations and/or products related to our businesses prior to the Acquisition, we could incur significant environmental liabilities and costs.
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our or our predecessors' past operations. We could incur fines, penalties and other sanctions as a result of violations of such laws and regulations. In addition, as a result of our operations and/or products, including our past operations and/or products related to our businesses prior to the acquisition of DuPont Performance Coatings ("DPC"), a business formerly owned by E. I. du Pont de Nemours and Company ("DuPont"), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the "Acquisition"), we could incur substantial costs, including costs relating to remediation and restoration activities and third-party claims for property damage or personal injury. The ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. Our accruals for costs and liabilities at sites where contamination is being investigated or remediated may not be adequate because the estimates on which the accruals are based depend on a number of factors, including the nature and extent of contamination, the outcome of discussions with regulatory agencies, available technology, site-specific information, remediation alternatives and, at multi-party sites, other Potentially Responsible Parties ("PRPs") and the number and financial viability of the other PRPs. Additional contamination may also be identified, and/or additional cleanup obligations may be incurred, at these or other sites in the future. For example, periodic monitoring or investigation activities are ongoing at a number of our sites where contaminants have been detected or are suspected, and we may incur additional costs if more active or extensive remediation is required. In addition, in connection with the Acquisition, DuPont has, subject to certain exceptions and exclusions, agreed to indemnify us for certain liabilities relating to environmental remediation obligations and certain claims relating to the exposure to hazardous substances and products manufactured prior to our separation from DuPont. We could incur material additional costs if DuPont fails to meet its obligations, if the indemnification proves insufficient or if we otherwise are unable to recover costs associated with such liabilities. The costs of our current operations, complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future as environmental regulations become more stringent.
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
We face risks arising from various litigation matters and other claims that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury, including claims arising from the matters described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For instance, we have seen a continuing nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also seen a continuing trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. In addition, various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our business, financial condition, results of operations and cash flows. In particular, product liability claims, regardless of their merits, could be costly, divert management's attention and adversely affect our reputation and demand for our products.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2023, substantially all of our U.S. workforce was not unionized and approximately half of our workforce outside the U.S. was unionized or otherwise covered by labor agreements. Consequently, we have been and may in the future be subject to union campaigns, work stoppages, union negotiations and other labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, limit our ability to restructure or manage our operations, divert management's attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or worsened operating results. Further, we have been and may in the future be impacted by work stoppages at our suppliers or customers that are beyond our control.
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed, and competition for management and skilled employees in our industry is intense. Our ability to meet our performance and growth goals depends upon the personal efforts and abilities of our management and skilled employees. We cannot assure you that we will retain or successfully recruit senior management, or that their services will remain available to us. In addition, increasing legislative, regulatory and judicial scrutiny, or limitations, on employee non-compete and similar agreements and restrictions may make it easier for former employees to work for our competitors or to otherwise compete with our business. We also cannot assure you that we will successfully respond to changing employee preferences spurred by the COVID-19 pandemic. Failures in these areas could adversely affect our business, financial condition, results of operations and cash flows.
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
We may continue to seek to grow through strategic acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the material issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty's previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating redundant facilities, litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or in managing strategic investments. Additionally, we may not achieve the benefits, including synergies and cost savings, we anticipate when we first enter into a transaction in the amount or on the timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we may make strategic divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us and could affect our future financial condition, results of operations and cash flows. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.
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
As of December 31, 2023, we had approximately $3.5 billion of indebtedness on a consolidated basis. As of December 31, 2023, we were in compliance with all of the covenants under our outstanding debt instruments. We are more leveraged than some of our competitors, which could adversely affect our business plans.
Our substantial indebtedness could have important consequences to you. For example, it could:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;
•expose us to the risk of increased interest rates, such as the increases seen in 2022 and 2023, as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;
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
A substantial portion of our indebtedness bears, and in the case of our Revolving Credit Facility, would bear, interest at variable rates, including the Secured Overnight Financing Rate ("SOFR"), making our cost of debt subject to increase in rising interest rate environments, such as those seen during 2022 and 2023, which increases could have a material adverse effect on our financial condition. While we may choose to, and routinely do, enter into interest rate hedging transactions to mitigate the effect of fluctuations in interest rates, we can provide no assurance that we will enter any such transactions in the future or that any such transactions would be successful in mitigating the risks of fluctuations in interest rates.
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
Our operations are conducted almost entirely through our subsidiaries and joint ventures and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries' or joint ventures' earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to Axalta Coating Systems Ltd. Any payment of distributions, loans or advances to and from our subsidiaries and joint ventures could be subject to restrictions on or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. In particular, our operations in Brazil, China and India where we maintain local currency cash balances are subject to import authorization or pricing controls. From time to time, we may engage in internal reorganizations to manage such restrictions and other limitations. However, any such reorganizations may, among other things, adversely affect our operating results and cash flows.
The price of our common shares has and may in the future fluctuate significantly, and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares has in the past fluctuated, and could in the future fluctuate, significantly for various reasons, including the realization of any risks described under this "Risk Factors" section.
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
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 8, 2024, we had 1,000,000,000 common shares authorized and 220,140,111 common shares outstanding.
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
We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act 1981 (the "Companies Act"), which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more limited and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company's memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company's shareholders than those who actually approved it.
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
The availability of our products and services and fulfillment of our customer obligations depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, natural disasters or pandemics, power loss, telecommunications failures, user errors, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems, and we have in the past experienced, and may in the future experience, such events, though the effects have yet to have a material adverse effect on our business. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Any such event relating to our systems (or the systems of third parties that we rely on), could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, including those that may disrupt production at our manufacturing facilities, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other countermeasures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have occurred against our systems from time to time, and we believe there have been no material adverse impacts to date. We expect these attacks to continue and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. We have in the past been, and may in the future be, vulnerable to the effects of cybersecurity incidents that occur at third parties such as our customers, suppliers or business partners, and a failure of a third party's safeguards, policies or procedures could compromise our own data or operations. While we maintain safeguards to mitigate the effects of such incidents, we cannot be certain that such safeguards would be effective. These safeguards are reviewed periodically and modified to enable greater mitigation of such risks. See Part I, Item 1C, “Cybersecurity”.
In addition, we rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new ERP system, which will replace much of our existing core financial systems. In 2023, we experienced temporary operational disruptions in North America from our ERP system implementation in the region. We may not be able to successfully implement the ERP system in any of the regions in which it has not yet been implemented without experiencing similar delays, increased costs, and other difficulties, including the diversion of management from the day-to-day operation of the business, and failure to successfully implement the ERP system could harm our business, financial condition, results of operations and cash flow. Additionally, the ERP system is critical to our ability to provide important information to our management on a timely basis, obtain and deliver products to our customers, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, improve our data management, and otherwise operate our business. Failure of the ERP system to perform adequately in any of these areas could harm our business, financial condition, operating results and cash flows, and, in the case of functions that impact our customers, could result in harm to our customer relationships. Lastly, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
Uncertainty in the development, deployment, and use of artificial intelligence in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
We may use systems and tools that incorporate technologies based on artificial intelligence ("AI"), including generative AI for customers and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, and use for generative AI technology remains in early stages and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. There is also uncertainty around the validity and enforceability, as well as the nature, of our rights in intellectual property that is created in connection with our use, development, and deployment of AI, including the potential compromise of our rights in our intellectual property that is input into AI tools, whether done intentionally or by our employees without permission to do so. In addition, our use of AI could unintentionally infringe the intellectual property rights of third parties. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Certain of our competitors may deploy AI technologies that provide more value to customers than those deployed by us, which could affect customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.
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
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us such incentives. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we have incurred, including with respect to the Customer Contract Restructuring (as defined in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below), and may in the future incur, financial losses. In addition, in the ordinary course of our business, we guarantee certain of our customers' obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our level of credit risk exposure from our customers has remained stable in recent years.
Currency risk may adversely affect our financial condition, results of operations and cash flows.
We derive a significant portion of our net sales from outside the United States and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars for financial statement reporting purposes at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against other currencies in countries where we operate will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian Real, the Chinese Yuan, the British Pound, the Australian Dollar, the Russian Ruble and the Turkish Lira. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition, results of operations and cash flows.
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
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While our operations in Russia and Ukraine constituted less than 1% of our net sales during the year ended December 31, 2023, a significant escalation or expansion of economic disruption or countries subject to sanctions or the conflict's scope could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the Israel-Hamas war (including a broadening of the conflict in the Middle East) could result in, among other things, supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates or heightened cybersecurity risks, any of which may adversely affect the Company’s business.
The insurance we maintain may not fully cover all potential exposures.
Our product liability, property, business interruption, cybersecurity and casualty insurance coverages may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of any losses, lost sales or increased costs experienced during business interruptions. For some risks, we may elect not to obtain insurance. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to complex and evolving data privacy laws.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters, including GDPR. We could be liable for loss or misuse of our customers' and/or our employees' personally-identifiable information if we fail to prevent or mitigate such misuse or loss. Although we have developed systems and processes that are designed to protect customer and employee information and prevent misuse of such information and other security breaches, failure to prevent or mitigate such misuse or breaches may affect our reputation and operating results negatively and may require significant management time and attention and could result in significant regulatory fines and/or other penalties.
We may be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations.
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax and other non-tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules, impacts of the EU's Anti-Tax Avoidance Directive and local exit tax rules with respect to business restructurings. The Organization for Economic Cooperation and Development (“OECD”) has reached agreement among various member countries to implement the OECD’s Pillar Two framework that imposes a minimum tax rate of 15% among other provisions. Many countries continue to announce changes in their tax laws and regulations to adopt Pillar Two proposals or implement a domestic minimum tax. Some of these legislative changes could negatively impact our effective tax rate and tax liabilities. We continue to evaluate the impact of these proposed and enacted legislative changes on our financial statements as new guidance becomes available. Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight, including increased limitation on, or required reduction of, GHG emissions, and the expansion of mandatory and voluntary reporting, diligence, and disclosure regarding ESG matters. Failure to adapt to or comply with regulatory requirements or investor, employee, customer, or other stakeholder expectations and standards, including any perceived failure, could negatively impact our reputation, ability to do business with certain customers, and our stock price and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions related to ESG matters.
In January 2022, we announced a number of 2030 ESG targets, including our aim for a 50% absolute reduction of our Scope 1 and Scope 2 GHG emissions by 2030 and our goal to have carbon neutral operations by 2040. Achievement of these targets depends on our development and execution of various operational strategies relating to each discrete target. The development and execution of these strategies and achievements of our 2030 or 2040 targets are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our strategies and achieve our 2030 or 2040 targets, and the failure to achieve any target could damage our reputation, customer and investor relationships, or our access to, and the terms of, financing. Further, given investors' increased focus related to ESG matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn, could adversely affect our business, financial condition, results of operations and cash flows, and reduce our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The availability of our products and services and fulfillment of our customer obligations depend on the continuing operation of our information technology and communications systems. Accordingly, cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards and practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Board, as described below, acting through the Audit Committee. The Company’s cybersecurity policies, standards and practices leverage recognized frameworks established by the International Organization for Standardization.
The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the goals of implementing and maintaining preventative controls, identifying and monitoring threats and maximizing chances of recovery in the case of a cybersecurity incident.
The Company periodically engages assessors, consultants, auditors and other third parties to assess our cybersecurity programs, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The Company attempts to adjust its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews. In engaging with third-party providers that will have access to certain sensitive Company data, the Company performs a cross-functional due diligence review and attempts to identify risks posed by engaging such third-party providers, and, where feasible, seeks to obtain contractual commitments from such third parties with respect to such engagement. The Company maintains cybersecurity insurance with coverage for security incident response expenses, certain losses due to network security failures, investigation expenses, privacy liability and certain third-party liability, subject to certain deductibles, exclusions and policy limits.
Governance and Oversight
The Board and the Audit Committee are responsible for overseeing the Company’s ERM processes, with the Audit Committee being tasked with overseeing cybersecurity risks facing the Company. Throughout the year, the Audit Committee receives relevant updates from management on cybersecurity matters, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the overall threat environment, technological trends, global employee training and efforts to enhance the Company’s cybersecurity capabilities and preparedness. Relevant matters are also reviewed with the full Board on at least an annual basis.
The Company’s Chief Information and Digital Officer (the “CIDO”), who reports directly to the Senior Vice President, Chief Financial Officer, is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management programs, in partnership with business and functional leaders across the Company. The CIDO has 23 years of experience in the information technology and cybersecurity field, including previous roles in security architecture, audit, compliance, and governance.
Under the oversight of the CIDO, members of the Company’s Information Technology and Compliance departments administer the Company's cybersecurity response policies, including assessing cybersecurity incidents as they occur and determining the severity of any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s policies. These teams report to an incident response governance team, which is composed of members of the Company’s senior leadership team. These teams monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report incidents to the Audit Committee, as appropriate.
For additional information regarding how cybersecurity threats have affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see Part I, Item 1A, “Risk Factors—General Risk Factors—Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, operating results and cash flows”.

ITEM 2. PROPERTIES
In February 2024, we moved our corporate headquarters from Glen Mills, PA to Philadelphia, PA. Our extensive geographic footprint comprises 43 manufacturing facilities (including two manufacturing sites operated by our joint ventures), four major technology centers and 49 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2023.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Cornwall, ON	Performance
United States of America	Fridley, MN	Performance
	Front Royal, VA (1)	Performance; Mobility
	Ft. Madison, IA	Performance; Mobility
	High Point, NC	Performance
	Hilliard, OH	Performance
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI (1)	Performance; Mobility
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA (1)	Performance

Latin America
Brazil	Guarulhos	Performance; Mobility
Colombia	Cartagena de Indias	Performance
Guatemala	Amatitlan	Performance
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Mobility

EMEA
Austria	Guntramsdorf	Performance; Mobility
France	Montbrison	Performance
Germany	Landshut	Performance
	Wuppertal	Performance; Mobility
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Mobility
	Çerkezköy	Performance
United Kingdom	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Wellingborough	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Jilin	Performance; Mobility
	Jiading	Performance; Mobility
	Qingpu	Performance
	Ma'anshan	Performance
India	Savli	Performance; Mobility

Type of Facility/Country	Location	Segment
Malaysia	Shah Alam	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Mobility

Joint Venture Manufacturing Facilities
Indonesia	Cikarang	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Mobility

Technology Centers
China	Shanghai	Performance; Mobility
Germany	Wuppertal	Performance; Mobility
United States of America	Mt. Clemens, MI	Performance; Mobility
	Philadelphia, PA	Performance; Mobility

Customer Training Centers	Location by Region	Number of Facilities
	North America	12
	Latin America	2
	EMEA	17
	Asia Pacific	18
(1) Subject to a mortgage under our Senior Secured Credit Facilities.
We own 28 of our manufacturing facilities, two of our technology centers, and 12 of our customer training centers, while the rest of the facilities and centers are leased. We believe that our properties as currently constituted are suitable, adequate and provide sufficient productive capacity for our current operations.
ITEM 3. LEGAL PROCEEDINGS
We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material adverse effect on us as discussed in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are appointed by the Board. The following table provides information regarding our executive officers:

Name	Age*	Position
Chris Villavarayan	53	Chief Executive Officer and President
Carl D. Anderson II	54	Senior Vice President and Chief Financial Officer
Troy D. Weaver	52	President, Global Refinish
Hadi H. Awada	45	President, Global Mobility Coatings
Shelley J. Bausch	58	President, Global Industrial Coatings
Amy Tufano	43	Senior Vice President and Chief Human Resources Officer
Alex Tablin-Wolf	40	Senior Vice President, General Counsel & Corporate Secretary
*As of February 15, 2024

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
Carl D. Anderson II
Mr. Anderson has served as Senior Vice President and Chief Financial Officer at Axalta since August 14, 2023. Previously, he served as the Chief Financial Officer for XPO, Inc., a leading provider of freight transportation services, from November 2022 to August 2023. Prior to XPO, Mr. Anderson was Senior Vice President and CFO at Meritor, Inc., a leading supplier of OEM and aftermarket parts for commercial vehicle and industrial markets, from March 2019 to October 2022. Throughout his 16-year tenure with Meritor, Mr. Anderson also served as Group Vice President, Finance; Treasurer; Assistant Treasurer; and Director, International Capital Markets, Risk Management and Corporate Insurance. Earlier, he held treasury and financial planning roles at General Motors Acceptance Corporation after beginning his career with First Chicago Corporation. Mr. Anderson earned a master’s degree in business administration from Wayne State University and a bachelor’s degree in Economics from Michigan State University.
Troy D. Weaver
Mr. Weaver has served as our President, Global Refinish since January 2024. Prior to that, Mr. Weaver served as our Senior Vice President, Global Refinish from October 2020 until January 2024, as our Vice President, Global Refinish from August 2019 until October 2020 and as our Vice President, North America Refinish from January 2017 until August 2019 where he was responsible for Axalta's high performing Refinish business in the USA and Canada. Mr. Weaver also led Axalta's initiative to secure and grow market share with multiple location collision shop operators, mega-dealers, and nationally recognized collision shop networks. Mr. Weaver began his career at DuPont Performance Coatings in 1992 where he held various Sales and Marketing leadership roles. He is also a two-time recipient of DuPont's Prestigious Marketing Excellence Award, first in 2007 and again in 2010. Mr. Weaver is active in the industry and has served as Chairman of the Board of CIECA (Collision Industry Electronic Commerce Association).
Hadi H. Awada
Mr. Awada has served as our President, Global Mobility Coatings since January 2024. Prior to that, Mr. Awada was our Senior Vice President, Global Mobility Coatings from October 2020 until January 2024. Previously, Mr. Awada was President, Faurecia Clean Mobility – North America, where he also served as a member of Faurecia's North American Board of Management and President, Faurecia Clean Mobility – Asia Pacific, serving on multiple boards with joint venture partners. In those roles, Mr. Awada ran a multibillion-dollar business and led efforts to develop and deploy an operational turnaround and transform the product line to focus on new technologies for customers seeking sustainability and innovation. Previously at Faurecia, he worked in Europe where he led sales and programs for many international customers. He also spent four years in Asia as the Vice President for light vehicle customer business units, product line, marketing and communications. Mr. Awada was employed by Faurecia from 2004 to 2010 and again from 2013 to 2020. Mr. Awada started his career after earning his B.A. from the University of Toledo, serving the Ford Motor Company in various roles within the Ford customer service division.
Shelley J. Bausch
Ms. Bausch has served as our President, Global Industrial Coatings since January 2024. Prior to that, Ms. Bausch was our Senior Vice President, Global Industrial Coatings from January 2021 until January 2024. Previously, Ms. Bausch led the Asia Pacific region and the Fluid Technologies business unit for the Carlisle Companies Inc., a manufacturer of engineered products used in roofing, architectural metal, aerospace, medical technologies, industrial, transportation, refinish, and agriculture, mining and construction equipment markets. Before Carlisle, she led the Industrial Coatings business for PPG from 2014 to 2017 and, before that, spent 25 years at Dow Corning Corporation in a variety of senior management and commercial roles. Ms. Bausch currently serves on the board of directors of GATX Corporation and served on the board of directors of the Kraton Corporation from 2017 to 2022. She earned a B.S. in Business Administration, summa cum laude, from Alma College and a M.B.A. from the University of Michigan – Flint.

Amy Tufano
Ms. Tufano has served as our Senior Vice President and Chief Human Resources Officer since September 2023. Ms. Tufano has been with Axalta since 2021, joining the company as Vice President of Human Resources ("HR") for the global Operations and Technology organizations. Previously, Ms. Tufano served in HR leadership roles at Campbell Soup Company and Northrop Grumman. She earned an M.B.A. from Loyola Marymount University and a B.A. in Business Administration from Flagler College.
Alex Tablin-Wolf
Mr. Tablin-Wolf has served as our Senior Vice President, General Counsel & Corporate Secretary since January 2024. Mr. Tablin-Wolf joined Axalta in January 2017, and, prior to his current appointment, served in a number of roles of increasing responsibility. Prior to joining Axalta, Mr. Tablin-Wolf was a corporate attorney at Blank Rome LLP and Fox Rothschild LLP, where he concentrated his practice on mergers and acquisitions, venture capital and general corporate counseling. Mr. Tablin-Wolf earned a B.S. in Psychology from Santa Clara University and a J.D., cum laude, from the Temple University Beasley School of Law.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Information
Our common shares are traded on the New York Stock Exchange under the symbol "AXTA."
As of February 8, 2024, there were three registered holders of record of Axalta's common shares as shown on the records of the Company's transfer agent. A substantially greater number of holders of Axalta common shares are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Performance
The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index ("S&P 500"), and our peer group index, Standard & Poor's 400 Materials Index ("S&P 400 Materials"). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2018.

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
December 31st, 2018
December 31st, 2019
December 31st, 2020
December 31st, 2021
December 31st, 2022
December 31st, 2023
Axalta
S&P 500
S&P 400 Materials

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for 2023 and 2022. For the comparison of 2022 and 2021, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 16, 2023. During 2023, we replaced Adjusted EBIT with Adjusted EBITDA as the primary measure to evaluate financial performance of our operating segments and allocate resources. For more information, see Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipated," "expect," "believe," "intend," "estimates," "projections," "could," "should," "would," "may," "will," "future," "goals," "committing," "aim," "plans," "can," "predict," "assumptions," "future," "targets," "potential" and "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, geopolitical and technological factors outside of our control, as well as impacts from operational disruptions related to our ERP system implementation, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as "Risk Factors" in this Annual Report on Form 10-K and in other documents that we have filed with, or furnished to, the SEC, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors," could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
Through our Performance Coatings segment, we provide high-quality sustainable liquid and powder coating solutions to both large regional and global customers and to a fragmented and local customer base. These customers comprise, among others, independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets within this segment are refinish and industrial.

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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 6.1%, including a 0.5% benefit from foreign currency translation, for the year ended December 31, 2023 compared with the year ended December 31, 2022. The increased net sales were driven by higher average selling price and product mix of 5.8%, and the absence of a $20.3 million reduction to net sales from the restructuring of a Performance Coatings commercial agreement in 2022, which is discussed in more detail in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K ("Customer Contract Restructuring") creating a 0.4% benefit, partially offset by lower volumes of 0.6%. The following trends have impacted our segment net sales performance:
•Performance Coatings: Net sales increased 2.4% for the year ended December 31, 2023 compared with the year ended December 31, 2022. The increased net sales were driven by higher average selling price and product mix of 7.0% and the absence of the Customer Contract Restructuring, which created a 0.6% benefit, partially offset by lower sales volumes of 5.8%.
•Mobility Coatings: Net sales increased 14.0% for the year ended December 31, 2023 compared with the year ended December 31, 2022. The increased net sales were driven by higher sales volumes of 10.6% and higher average selling price and product mix of 2.9%.
Our business serves four end-markets globally with net sales for the years ended December 31, 2023 and 2022 as follows:

(In millions)	Year Ended December 31,		2023 vs 2022
	2023	2022	% change
Performance Coatings
Refinish	$2,084.3	$1,943.4	7.3%
Industrial	1,323.4	1,383.3	(4.3)%
Total Net sales Performance Coatings	3,407.7	3,326.7	2.4%
Mobility Coatings
Light Vehicle	1,340.4	1,181.1	13.5%
Commercial Vehicle	436.0	376.6	15.8%
Total Net sales Mobility Coatings	1,776.4	1,557.7	14.0%
Total Net sales	$5,184.1	$4,884.4	6.1%
Capital and Liquidity Highlights
During August 2023, we entered into the Thirteenth Amendment to the Credit Agreement (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) to lower the interest rate spread applicable to the 2029 Dollar Term Loans (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) from 3.00% to 2.50% when bearing interest at a rate based on the Secured Overnight Finance Rate ("SOFR"). The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged.
During November 2023, we issued Senior Notes due in 2031 ("2031 Dollar Senior Notes") in an aggregate principal amount of $500.0 million. The net proceeds from the 2031 Dollar Senior Notes, together with cash on hand, were used to redeem the €450.0 million aggregate principal amount, with USD equivalent of $489.4 million, of 3.750% Euro Senior Notes due 2025 ("Redeemed Notes") and pay related transaction costs and expenses.
During the year ended December 31, 2023, we voluntarily prepaid $200.0 million of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2023, we repurchased 1.8 million shares of our common stock for total consideration of $50.0 million as we continued to execute against our previously-approved share repurchase program.

ERP system implementation
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
During the three months ended June 30, 2023, we experienced temporary operational disruptions in North America from our multi-year ERP system implementation. Warehouse management and slower shipping activities resulted in a negative impact to net sales during the three months ended June 30, 2023 in North America, most notably in our Performance Coatings segment. We believe the delays were temporary and were substantially resolved as of June 30, 2023.
Raw material costs
During the year ended December 31, 2023, our results reflect deflationary benefits in raw material pricing compared to the year ended December 31, 2022. We expect the trend of raw material deflation to moderate in 2024.
Russia conflict with Ukraine
Russia's conflict with Ukraine and the sanctions and other measures imposed by various governments in response to this conflict have increased the level of economic and political uncertainty globally. While we ceased commercial operations in Russia during 2023 and our operations in Russia and Ukraine constituted less than 1% of our net sales during the years ended December 31, 2023 and 2022, a significant escalation or expansion of economic disruption, countries subject to sanctions or the conflict's scope could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader economic impact on commodities and currency exchange rates from the current conflict, especially on the price and supply of raw materials. We recorded benefits of $1.5 million related to changes in estimates of reserves for accounts receivable and inventory during the year ended December 31, 2023. Net assets of our Russian subsidiaries at December 31, 2023 were approximately $5.3 million, with $4.9 million comprising cash and cash equivalents.
Leadership transitions
Chief Financial Officer and General Counsel
On July 17, 2023, the Company appointed Carl Anderson as the Company’s new Senior Vice President and Chief Financial Officer, and Sean M. Lannon, the Company’s then-current Senior Vice President and Chief Financial Officer, and the Company mutually agreed that Mr. Lannon would resign from such position. Mr. Anderson started on August 14, 2023, immediately prior to which Mr. Lannon ceased to serve as Senior Vice President and Chief Financial Officer.
On September 19, 2023, Brian A. Berube, the Company's then-current Senior Vice President, General Counsel and Corporate Secretary, informed the Board of his decision to retire from such positions, effective as of December 31, 2023. The Board appointed Alex Tablin-Wolf to succeed Mr. Berube as Senior Vice President, General Counsel and Corporate Secretary, effective January 1, 2024.
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
•inventory obsolescence, quality and yield loss from manufacturing; and
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

Other operating charges
Our other operating charges include termination benefits and other employee-related costs, strategic review and retention costs, acquisition and divestiture-related costs, impairment charges, an operational matter, which is discussed further in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and gains of sales of facilities, details of which are included in our reconciliations of segment operating performance to income before income taxes.
Research and development expenses
Research and development expenses represent costs incurred to develop new products, services, processes and technologies or to generate significant improvements to existing products, services or processes.
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
Net sales

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$5,184.1	$4,884.4	$299.7	6.1%
Price/Mix effect				5.8%
Exchange rate effect				0.5%
Impact of one-time events				0.4%
Volume effect				(0.6)%

Net sales increased primarily due to the following:
● Higher average selling prices and product mix in both segments and all regions, primarily as a result of pricing actions taken to offset cumulative input cost inflation
● Favorable impacts of currency translation due primarily to fluctuations of the Mexican Peso, Euro and Brazilian Real, partially offset by the Chinese Yuan, South African Rand and Swedish Krona, compared to the U.S. Dollar

● The absence of a $20.3 million reduction in the prior year from the Customer Contract Restructuring
Partially offset by:
● Lower sales volumes primarily as a result of temporary operational delays in North America from our multi-year ERP system implementation, a deprioritization of certain low-margin refinish products, a weaker industrial market environment, and the strategic decision to exit certain industrial customers, partially offset by higher sales volumes within Mobility Coatings

Cost of sales

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Cost of sales	$3,565.6	$3,465.6	$100.0	2.9%
% of net sales	68.8%	71.0%

Cost of sales increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $41.0 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Increase of $21.5 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
● Impairment charge of $8.2 million due to the decision to demolish assets at a previously closed manufacturing site
Partially offset by:
● Lower variable input costs as a result of deflationary benefits and savings driven by the productivity programs launched during 2023
● Unfavorable currency translation impacts of approximately 0.5% due primarily to the strengthening of the Mexican Peso, Euro and Brazilian Real, partially offset by the weakening of the Chinese Yuan and South African Rand

● Decreased costs associated with lower sales volumes in Performance Coatings
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Higher average selling prices in both segments and all regions
● Lower variable input costs as a result of deflationary benefits and savings driven by the productivity programs launched during 2023
● The absence of a $20.3 million reduction to net sales in the prior year from the Customer Contract Restructuring which had no corresponding impact on cost of sales
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $41.0 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Increase of $21.5 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
● Impairment charge of $8.2 million due to the decision to demolish assets at a previously closed manufacturing site

Selling, general and administrative expenses

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$840.1	$772.4	$67.7	8.8%

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to increased variable labor costs
● Increased commissions resulting from increased sales
● Increase of $5.3 million in bad debt expense
● Unfavorable currency translation impacts of approximately 0.6% due primarily to the strengthening of the Euro and Mexican Peso, partially offset by the weakening of the Chinese Yuan
Other operating charges

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Other operating charges	$28.4	$31.5	$(3.1)	(9.8)%

Other operating charges decreased primarily due to the following:
● Decrease of $19.5 million in termination benefits and other employee-related costs associated with our cost saving initiatives
● Decrease of $5.1 million from expenses of $3.5 million in the prior year to benefits of $1.6 million in the current period as a result of changes in estimates of reserves for accounts receivable related to Russia's conflict with Ukraine

Partially offset by:
● Third-party consultant costs of $12.1 million related to productivity programs recorded during the current period of which there was no comparable activity in the prior year
● Impairment charges increased $7.5 million primarily related to the exit of a non-core business category in Mobility Coatings
● Contingent consideration adjustments associated with acquisitions of $1.0 million, of which there was no comparable activity in the prior year
● Increase of $0.7 million in accelerated depreciation and site closure expenses
Research and development expenses

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses	$74.0	$66.4	$7.6	11.4%

Research and development expenses increased primarily due to the following:
● Increased labor costs
● Impacts of currency translation were immaterial when compared to the prior year
Amortization of acquired intangibles

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Amortization of acquired intangibles	$88.5	$125.3	$(36.8)	(29.4)%

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization from intangibles relating to the DPC acquisition reaching the end of their useful lives
● Impacts of currency translation were immaterial when compared to the prior year

Interest expense, net

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Interest expense, net	$213.3	$139.8	$73.5	52.6%

Interest expense, net increased primarily due to the following:
•Unfavorable impact of approximately $82.3 million due to the interest rate on the 2029 Dollar Term Loans, which were issued in December 2022 to replace the 2024 Dollar Term Loans (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), partially offset by a lower interest rate from a repricing in August 2023

•Unfavorable impact of approximately $2.3 million due to the interest rate on the 2031 Dollar Senior Notes, which were issued in November 2023 to replace the 2025 Euro Senior Notes (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

Partially offset by:
● Favorable impact of a lower principal balance of the 2029 Dollar Term Loans during the current year period, primarily as a result of $200.0 million of voluntary payments during the current year
● Impacts of currency translation were immaterial when compared to the prior year
Other expense, net

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Other expense, net	$19.5	$26.1	$(6.6)	25.3%

Other expense, net changed primarily due to the following:
● Decreased debt extinguishment and refinancing related costs of $4.8 million as the impact of refinancing the 2024 Dollar Term Loan in December 2022 exceeded the costs incurred during 2023 to reprice the 2029 Dollar Term Loans in August 2023, issue the 2031 Dollar Senior Notes in November 2023 and the write-offs related to $200.0 million of voluntary prepayments on the 2029 Dollar Term Loans

● The absence of a $4.7 million charge recorded in 2022 for the Customer Contract Restructuring
● Increased miscellaneous income, net of $5.7 million
Partially offset by:
● Unfavorable impact of foreign exchange losses of $7.5 million when compared with the prior year, including a devaluation of net monetary assets denominated in the Turkish Lira and Argentinian Peso due to hyperinflationary conditions

● Increase of $1.1 million in expense from pension special events from a benefit of $0.8 million in the prior year to an expense of $0.3 million in the current year

Provision for income taxes

	Year Ended December 31,
	2023	2022
Income before income taxes	$354.7	$257.3
Provision for income taxes	86.2	65.1
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	24.3%	25.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	3.3%	4.3%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2023	2022
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(29.1)	$(22.4)
Changes in valuation allowance	37.9	1.6
Foreign exchange gains and losses	0.6	(5.4)
Tax credits	(8.8)	(8.7)
Non-deductible expenses and interest	6.6	5.7
Change in unrecognized tax benefits	(6.0)	6.2
State taxes	5.4	4.8
Foreign taxes	9.0	6.9
Other - net (2)	(3.9)	22.3
(1)     Primarily related to earnings in Bermuda, Germany, Luxembourg and Switzerland.
(2)     In 2022, the Company recorded a tax expense of $23.0 million in the Netherlands, which was fully offset by a tax benefit of $23.0 million for an increase to the valuation allowance.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. During the three months ended December 31, 2023, the Company replaced Adjusted EBIT with Adjusted EBITDA as the primary measure to evaluate financial performance of the operating segments and allocate resources. See Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$3,407.7	$3,326.7	$81.0	2.4%
Price/Mix effect				7.0%
Impact of one-time events				0.6%
Exchange rate effect				0.6%
Volume effect				(5.8)%

Adjusted EBITDA	$741.9	$700.0	$41.9	6.0%
Adjusted EBITDA Margin	21.8%	21.0%

Net sales increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions primarily as a result of pricing actions taken to offset cumulative input cost inflation
● The absence of a $20.3 million reduction in the prior year from the Customer Contract Restructuring, creating a 0.6% benefit in the current year
Partially offset by:
● Lower sales volumes across both end-markets, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation, a deprioritization of certain low-margin refinish products, a weaker industrial market environment and the strategic decision to exit certain Industrial customers

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Higher average selling prices and product mix across both end-markets and all regions primarily as a result of pricing actions taken to offset cumulative input cost inflation
● Decreased variable input costs primarily within industrial as a result of deflationary benefits and savings driven by the productivity programs launched during 2023
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Lower sales volumes across both end-markets, primarily driven by impacts of temporary operational delays in North America from our multi-year ERP system implementation, a deprioritization of certain low-margin refinish products, a weaker industrial market environment and the strategic decision to exit certain Industrial customers

● Less effective coverage of fixed costs as a result of lower sales volumes
● Higher costs of $27.0 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Increase of $14.7 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
In addition to the factors noted above, the current year period Adjusted EBITDA margin was negatively impacted by:
● The absence of a $20.3 million reduction to net sales in the prior year from the Customer Contract Restructuring

Mobility Coatings Segment

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Net sales	$1,776.4	$1,557.7	$218.7	14.0%
Volume effect				10.6%
Price/Mix effect				2.9%
Exchange rate effect				0.5%

Adjusted EBITDA	$209.5	$110.8	$98.7	89.1%
Adjusted EBITDA Margin	11.8%	7.1%

Net sales increased primarily due to the following:
● Higher sales volumes across both end-markets and all regions
● Higher average selling prices and product mix across both end-markets primarily as a result of pricing actions taken to offset cumulative input cost inflation

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs across both end-markets and all regions due to deflationary benefits and savings driven by the productivity programs launched during 2023
● Higher sales volumes across both end-markets and all regions
● Higher average selling prices and product mix across both end-markets primarily as a result of pricing actions taken to offset cumulative input cost inflation
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Higher costs of $14.0 million associated with our multi-year ERP system implementation and fees for third-party consultants focused on productivity programs
● Increase of $6.8 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2023, availability under the Revolving Credit Facility was $527.7 million, net of $22.3 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes. At December 31, 2023, we had $3.8 million of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $55.4 million.
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
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our consolidated balance sheets. Our supplier financing facility in China is more fully described in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows
Years ended December 31, 2023 and 2022

	Years Ended December 31,
(In millions)	2023	2022
Net cash provided by (used for):
Operating activities:
Net income	$268.5	$192.2
Depreciation and amortization	275.6	303.1
Amortization of deferred financing costs and original issue discount	8.5	9.6
Debt extinguishment and refinancing-related costs	9.9	14.7
Deferred income taxes	(8.4)	(3.4)
Realized and unrealized foreign exchange losses, net	21.4	15.5
Stock-based compensation	26.2	22.2
Impairment charges	15.3	0.7
Gains on sales of facilities	(0.3)	(1.5)
Interest income on swaps designated as net investment hedges	(9.6)	(19.9)
Commercial agreement restructuring charge	—	25.0
Other non-cash, net	21.7	7.0
Net income adjusted for non-cash items	628.8	565.2
Changes in operating assets and liabilities	(53.5)	(271.4)
Operating activities	575.3	293.8
Investing activities	(205.7)	(106.4)
Financing activities	(315.0)	(368.9)
Effect of exchange rate changes on cash	(6.4)	(14.8)
Net (decrease) increase in cash	$48.2	$(196.3)
Year Ended December 31, 2023
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $575.3 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $628.8 million. This was partially offset by net uses of working capital of $53.5 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $119.0 million and $70.7 million, respectively, driven primarily by increased price-mix, the timing of collections and payments of Business Incentive Plan assets (“BIPs”). These outflows were partially offset by decreases in inventories of $103.1 million as a result of management of inventory levels and increases in other accrued liabilities of $29.3 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2023 was $205.7 million. The primary uses were for purchases of property, plant and equipment of $137.9 million and for business acquisitions of $106.3 million discussed further in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, partially offset by proceeds of $39.0 million from settlements and interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2023 was $315.0 million. The primary uses were voluntary prepayments of $200.0 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual repayments of $56.7 million on borrowings, which includes $41.9 million for our China supplier financing program, purchases of our common stock totaling $50.0 million, payments of $16.6 million for fees associated with refinancing our 2024 Dollar Term Loans, repricing our 2029 Dollar Term Loans and the issuance of the 2031 Dollar Senior Notes and payments totaling $7.7 million for deferred acquisition-related consideration. Partially offsetting the outflows were proceeds of $8.8 million from a short-term borrowing and $7.5 million net cash received primarily from stock option exercises. Our China supplier financing program and our 2024 Dollar Term Loan refinancing are discussed further in Note 17 and Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2023 were unfavorable by $6.4 million, which was driven primarily by the fluctuations of the Euro, Argentinian Peso and Turkish Lira, partially offset by the Mexican Peso and British Pound compared to the U.S. Dollar.
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
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2022 was $368.9 million. The primary uses were for the purchase of common stock totaling $200.1 million, payments, net of refinancing proceeds, of $153.0 million on borrowings, which includes $64.6 million for our China supplier financing program, and outflows of $15.1 million for fees associated with refinancing our 2024 Dollar Term Loans. Our China supplier financing program and our 2024 Dollar Term Loan refinancing are discussed further in Note 17 and Note 18, respectively, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2022 were unfavorable by $14.8 million, which was driven primarily by weakening in the British Pound, Argentine Peso and Chinese Yuan compared to the U.S. Dollar partially offset by the strengthening of the Mexican Peso.
Financial Condition
We had cash and cash equivalents at December 31, 2023 and 2022 of $699.8 million and $645.2 million, respectively. Of these balances, $462.4 million and $433.6 million were maintained in non-U.S. jurisdictions as of December 31, 2023 and 2022, respectively, with $4.9 million and $12.9 million, respectively, within Russia. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational working capital needs.

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
If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future and elevated interest rates, as experienced during 2022 and 2023, may increase our interest expense and weaken our financial condition.
The following table details our borrowings outstanding at the dates indicated:

	December 31,
(In millions)	2023	2022
2029 Dollar Term Loans	$1,785.8	$2,000.0
2025 Euro Senior Notes	—	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
2031 Dollar Senior Notes	500.0	—
Short-term and other borrowings	61.8	74.5
Unamortized original issue discount	(16.5)	(22.4)
Unamortized deferred financing costs	(26.9)	(26.9)
Total borrowings, net	3,504.2	3,704.3
Less:
Short-term borrowings	7.2	16.0
Current portion of long-term borrowings	18.5	15.0
Long-term debt	$3,478.5	$3,673.3
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that we continue to maintain sufficient liquidity to meet our requirements, including our leverage and associated interest payments as well as our working capital needs. Availability under the Revolving Credit Facility was $527.7 million and $529.3 million at December 31, 2023 and December 31, 2022, respectively, all of which may be borrowed by us without violating any covenants under the credit agreement governing such facility or the indentures governing the Senior Notes.

The following table details our borrowings outstanding, average effective interest rates and the associated interest expense for the years ended December 31, 2023 and 2022. Interest expense is inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
	2023			2022
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$1,785.8	8.2%	$144.1	$2,000.0	3.9%	$70.5
Revolving Credit Facility	—	N/A	2.6	—	N/A	2.7
Senior Notes	1,700.0	4.2%	67.5	1,679.1	4.1%	63.8
Short-term and other borrowings	61.8	Various	4.7	74.5	Various	5.6
Capitalized interest	N/A	N/A	(5.6)	N/A	N/A	(2.8)
Total	$3,547.6		$213.3	$3,753.6		$139.8
After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in U.S. Dollars as of December 31, 2023 and 2022 were $2,532.1 million and $2,434.0 million, respectively, with weighted average interest rates of 6.5% and 5.4%, respectively. After giving effect to our cross-currency and interest rate hedges, borrowings denominated in Euros as of December 31, 2023 and 2022 were $1,015.5 million and $1,319.6 million, respectively, with weighted average interest rates of 4.3% and 2.5%, respectively.
Contractual Obligations
See Note 6 and Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosure of our material contractual obligations.
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
The fair value of noncontrolling interests, when applicable, are estimated by applying an income approach and is based on significant inputs that are not observable in the market. Key assumptions in the valuation of noncontrolling interest include a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests.
The fair value of contingent consideration liabilities is estimated by using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value measurements are based on significant inputs that are not observable in the market. Key assumptions in the valuation of contingent consideration liabilities include discount rates, expected terms, volatility rates and operating results as applicable based on the targets identified in the respective acquisition agreements.
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
In 2023, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
The inputs utilized in a quantitative analysis are classified as Level 3 inputs within the fair value hierarchy as defined in Accounting Standards Codification ("ASC") 820, Fair Value Measurement. The process of evaluating the potential impairment of goodwill and indefinite-lived intangible assets is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. Based on the results of our 2023 qualitative evaluation, we do not believe the meaningful estimates and assumptions supporting the goodwill and indefinite-lived intangible assets balances have changed materially from our most recent quantitative evaluation in 2022, which rendered fair values substantially in excess of carrying values for all reporting units. We believe that the amounts recorded in the financial statements related to goodwill and indefinite-lived intangible assets are based on the best estimates and judgments of the appropriate Axalta management, although actual outcomes could differ from our estimates.
See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Long-Lived Assets
Long-lived assets, which includes property, plant and equipment, and definite-lived intangible assets, such as technology, trademarks, customer relationships and non-compete agreements, are continually assessed for impairment at the asset group level whenever events or changes in circumstances indicate the carrying amount of the asset group may not be recoverable. Such impairment assessments involve comparing the carrying amount of the asset group, as defined within ASC 360, Property, Plant and Equipment, as the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets, to the forecasted undiscounted future cash flows generated by that asset group (i.e., a recoverability test). In the event the carrying amount of the asset group exceeds the undiscounted future cash flows generated by that asset group and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset group's carrying amount over its fair value.
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
Compensation expense related to performance share units, which are determined to have a market condition, is determined at the grant-date of the awards using a valuation methodology (Monte Carlo simulation model) to account for the market conditions linked to these awards and is recognized over the service period utilizing the graded vesting attribution method.
Compensation expense related to performance share units, which are determined to have a performance condition, is determined by the closing share price on the date of the grant and is recognized over the service period utilizing the graded vesting attribution method. The expense is adjusted for shares expected to vest based on performance conditions at each reporting date.
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
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2024 would result in a decrease of approximately $0.3 million or an increase of approximately $0.5 million, respectively. The estimated impact of a 100 basis point increase or decrease of the expected return on assets assumption on the net periodic benefit cost for 2024 would result in a decrease or increase of approximately $1.9 million, respectively.
Derivative Instruments
As dictated by ASC 820, Fair Value Measurement, the fair market value recognized in the audited financial statements related to derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period.

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
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Our recorded deferred tax asset balance as of December 31, 2023 is $8.2 million, which is net of valuation allowances of $233.5 million. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors, including any potential aberrational items that may be included within our taxable results. The aberrational items that have impacted our results include debt extinguishment, refinancing and certain global restructuring costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company's future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax-free manner. At December 31, 2023 and 2022, deferred income taxes of approximately $12.9 million and $10.8 million, respectively, have been provided on such subsidiary earnings. At December 31, 2023, and 2022, we have not recorded a deferred tax liability related to withholding taxes of approximately $38.1 million and $177.5 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require us to make assessments in estimating taxes we will ultimately pay factoring in various uncertainties. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2023 and 2022, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $95.6 million and $98.2 million, respectively.
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

Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to environmental remediation, an operational matter, pending or threatened litigation against the Company and the resolution of matters related to open tax years. Insurance recoveries are recorded when probable to the extent they cover incurred or probable liabilities, while recoveries in excess of incurred or probable liabilities are recorded when collection is realizable.
Costs related to the operational matter described in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of probable liabilities for the operational matter require assumptions pertaining to costs incurred by our customers to repair the impacted products. Assumptions include the ultimate number of impacted products that are repaired, re-use of damaged materials, labor rates and efficiency of individuals performing the repairs. A 10% decrease in the total number of products repaired would result in an approximately $2.5 million reduction in the estimated liability.
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
For more information on these matters, see Note 5 and Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $2.2 million on cash interest expense considering the impact of our hedging positions currently in place.
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
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2023, 2022 and 2021 were from operations outside the United States. At December 31, 2023 and 2022, the accumulated other comprehensive loss account in the consolidated balance sheets included a cumulative translation loss of $374.2 million and $433.5 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss by $290.3 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
Uncertainty in global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Mexican Peso, Brazilian Real, Chinese Yuan, British Pound, Turkish Lira and the Argentinian Peso. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
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

Commodity price risk
While our raw material pricing fluctuates based on underlying feedstocks movements, we are also subject to supply and demand dynamics, or other macro-level factors, and also to changes in our cost of sales caused by movements in underlying commodity prices, such as oil and natural gas, among others, for energy spend and certain purchased raw materials, including monomers, resins and solvents. We try to manage these risks by ensuring we have strategic contracts in place on critical materials along with a balance of pricing mechanisms across categories, competitive sourcing options including low cost country sources, and utilizing our supplier relationship management program. In addition, we attempt to mitigate raw material inflation by passing along price increases to our customers. During 2022 and 2023, a significant portion of the raw material inflation was passed through to our customers through a series of price increases.
Since 2001, our total raw material spend has represented between 40% and 50% of our cost of sales annually, with the exception of 2022 when our total raw material spend represented approximately 53% of our cost sales driven by continued raw material inflation experienced throughout the year.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 10 to the consolidated financial statements, management has recorded unrecognized tax benefits of $95.6 million as of December 31, 2023. As disclosed by management, the breadth of operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more-likely-than not.”
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
February 15, 2024

We have served as the Company's auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$5,184.1	$4,884.4	$4,416.2
Cost of goods sold	3,565.6	3,465.6	2,987.3
Selling, general and administrative expenses	840.1	772.4	738.7
Other operating charges	28.4	31.5	44.0
Research and development expenses	74.0	66.4	62.4
Amortization of acquired intangibles	88.5	125.3	121.4
Income from operations	587.5	423.2	462.4
Interest expense, net	213.3	139.8	134.2
Other expense (income), net	19.5	26.1	(12.3)
Income before income taxes	354.7	257.3	340.5
Provision for income taxes	86.2	65.1	76.1
Net income	268.5	192.2	264.4
Less: Net income attributable to noncontrolling interests	1.1	0.6	0.5
Net income attributable to common shareholders	$267.4	$191.6	$263.9
Basic net income per share	$1.21	$0.86	$1.14
Diluted net income per share	$1.21	$0.86	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$268.5	$192.2	$264.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	57.8	(102.6)	(50.1)
Unrealized (loss) gain on derivatives	(2.2)	28.8	36.6
Unrealized (loss) gain on pension and other benefit plan obligations	(49.2)	34.8	37.0
Other comprehensive income (loss), before tax	6.4	(39.0)	23.5
Income tax (benefit) expense related to items of other comprehensive income	(15.0)	13.9	13.9
Other comprehensive income (loss), net of tax	21.4	(52.9)	9.6
Comprehensive income	289.9	139.3	274.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.2)	0.2	(0.3)
Comprehensive income attributable to common shareholders	$290.1	$139.1	$274.3

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$699.8	$645.2
Restricted cash	3.3	9.7
Accounts and notes receivable, net	1,259.9	1,067.4
Inventories	741.1	829.6
Prepaid expenses and other current assets	117.2	140.8
Total current assets	2,821.3	2,692.7
Property, plant and equipment, net	1,204.3	1,190.2
Goodwill	1,590.9	1,498.0
Identifiable intangibles, net	1,129.7	1,112.3
Other assets	525.9	566.0
Total assets	$7,272.1	$7,059.2
Liabilities, Shareholders' Equity
Current liabilities:
Accounts payable	$724.9	$733.5
Current portion of borrowings	25.7	31.0
Other accrued liabilities	676.9	620.2
Total current liabilities	1,427.5	1,384.7
Long-term borrowings	3,478.5	3,673.3
Accrued pensions	252.0	205.1
Deferred income taxes	162.3	162.1
Other liabilities	179.0	134.5
Total liabilities	5,499.3	5,559.7
Commitments and contingent liabilities (Note 5)
Shareholders' equity
Common shares, $1.00 par, 1,000.0 shares authorized, 253.7 and 252.4 shares issued at December 31, 2023 and 2022, respectively	253.7	252.4
Capital in excess of par	1,568.9	1,536.5
Retained earnings	1,286.2	1,018.8
Treasury shares, at cost, 33.6 and 31.8 shares at December 31, 2023 and 2022, respectively	(937.3)	(887.3)
Accumulated other comprehensive loss	(444.2)	(466.9)
Total Axalta shareholders' equity	1,727.3	1,453.5
Noncontrolling interests	45.5	46.0
Total shareholders' equity	1,772.8	1,499.5
Total liabilities and shareholders' equity	$7,272.1	$7,059.2

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Changes in Shareholders' Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2020	234.8	$250.9	$1,487.1	$563.3	$(443.5)	$(424.8)	$46.8	$1,479.8
Comprehensive income (loss):
Net income	—	—	—	263.9	—	—	0.5	264.4
Net realized and unrealized gain on derivatives, net of tax of $5.2 million	—	—	—	—	—	31.4	—	31.4
Long-term employee benefit plans, net of tax of $8.7 million	—	—	—	—	—	28.3	—	28.3
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(49.3)	(0.8)	(50.1)
Total comprehensive income (loss)	—	—	—	263.9	—	10.4	(0.3)	274.0
Recognition of stock-based compensation	—	—	14.9	—	—	—	—	14.9
Net shares issued under compensation plans	0.8	0.9	13.5	—	—	—	—	14.4
Common stock purchases	(8.2)	—	—	—	(243.7)	—	—	(243.7)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Balance December 31, 2021	227.4	$251.8	$1,515.5	$827.2	$(687.2)	$(414.4)	$45.8	$1,538.7
Comprehensive income (loss):
Net income	—	—	—	191.6	—	—	0.6	192.2
Net realized and unrealized gain on derivatives, net of tax of $3.2 million	—	—	—	—	—	25.6	—	25.6
Long-term employee benefit plans, net of tax of $10.7 million	—	—	—	—	—	24.1	—	24.1
Foreign currency translation, net of tax of $0.0 million	—	—	—	—	—	(102.2)	(0.4)	(102.6)
Total comprehensive income (loss)	—	—	—	191.6	—	(52.5)	0.2	139.3
Recognition of stock-based compensation	—	—	22.2	—	—	—	—	22.2
Net shares issued under compensation plans	0.6	0.6	(0.9)	—	—	—	—	(0.3)
Changes in ownership of noncontrolling interests	—	—	(0.3)	—	—	—	0.1	(0.2)
Common stock purchases	(7.4)	—	—	—	(200.1)	—	—	(200.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Balance December 31, 2022	220.6	$252.4	$1,536.5	$1,018.8	$(887.3)	$(466.9)	$46.0	$1,499.5
Comprehensive income (loss):
Net income	—	—	—	267.4	—	—	1.1	268.5
Net realized and unrealized loss on derivatives, net of tax of $0.4 million	—	—	—	—	—	(2.6)	—	(2.6)
Long-term employee benefit plans, net of tax benefit of $15.2 million	—	—	—	—	—	(34.0)	—	(34.0)
Foreign currency translation, net of tax benefit of $0.2 million	—	—	—	—	—	59.3	(1.3)	58.0
Total comprehensive income (loss)	—	—	—	267.4	—	22.7	(0.2)	289.9
Recognition of stock-based compensation	—	—	26.2	—	—	—	—	26.2
Net shares issued under compensation plans	1.3	1.3	6.2	—	—	—	—	7.5
Common stock purchases	(1.8)	—	—	—	(50.0)	—	—	(50.0)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Balance December 31, 2023	220.1	$253.7	$1,568.9	$1,286.2	$(937.3)	$(444.2)	$45.5	$1,772.8
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$268.5	$192.2	$264.4
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	275.6	303.1	316.5
Amortization of deferred financing costs and original issue discount	8.5	9.6	8.9
Debt extinguishment and refinancing-related costs	9.9	14.7	0.2
Deferred income taxes	(8.4)	(3.4)	15.0
Realized and unrealized foreign exchange losses, net	21.4	15.5	10.1
Stock-based compensation	26.2	22.2	14.9
Impairment charges	15.3	0.7	0.8
Gains on sales of facilities	(0.3)	(1.5)	(19.7)
Interest income on swaps designated as net investment hedges	(9.6)	(19.9)	(18.0)
Commercial agreement restructuring charge	—	25.0	—
Other non-cash, net	21.7	7.0	10.9
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(119.0)	(171.0)	(80.5)
Inventories	103.1	(195.4)	(111.6)
Prepaid expenses and other assets	(70.7)	(80.5)	(45.3)
Accounts payable	9.4	138.0	140.1
Other accrued liabilities	29.3	44.7	66.2
Other liabilities	(5.6)	(7.2)	(14.3)
Cash provided by operating activities	575.3	293.8	558.6
Investing activities:
Acquisitions, net of cash acquired	(106.3)	(3.0)	(649.0)
Purchase of property, plant and equipment	(137.9)	(150.9)	(121.6)
Proceeds from sales of assets	0.3	3.7	37.8
Interest proceeds on swaps designated as net investment hedges	9.6	19.9	18.0
Settlement proceeds on swaps designated as net investment hedges	29.4	25.0	—
Other investing activities, net	(0.8)	(1.1)	(1.2)
Cash used for investing activities	(205.7)	(106.4)	(716.0)
Financing activities:
Proceeds from short-term borrowings	8.8	—	—
Proceeds from long-term borrowings	697.4	1,980.0	—
Payments on short-term borrowings	(49.8)	(91.1)	(74.0)
Payments on long-term borrowings	(904.3)	(2,041.9)	(26.9)
Financing-related costs	(16.6)	(15.2)	(3.0)
Net cash flows associated with stock-based awards	7.5	(0.3)	14.4
Purchases of common stock	(50.0)	(200.1)	(243.8)
Deferred acquisition-related consideration	(7.7)	—	(0.5)
Other financing activities, net	(0.3)	(0.3)	(0.7)
Cash used for financing activities	(315.0)	(368.9)	(334.5)
Increase (decrease) in cash and cash equivalents	54.6	(181.5)	(491.9)
Effect of exchange rate changes on cash	(6.4)	(14.8)	(20.9)
Cash at beginning of period	654.9	851.2	1,364.0
Cash at end of period	$703.1	$654.9	$851.2

Cash at end of period reconciliation:
Cash and cash equivalents	$699.8	$645.2	$840.6
Restricted cash	3.3	9.7	10.6
Cash at end of period	$703.1	$654.9	$851.2

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$212.5	$126.8	$118.1
Income taxes, net of refunds	96.7	63.0	57.9
Non-cash investing activities:
Accrued capital expenditures	$12.8	$32.4	$35.1
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. ("Axalta," the "Company," "we," "our" and "us"), at December 31, 2023 and 2022 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2023, 2022 and 2021 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. Investments in companies in which Axalta does not maintain control, but has the ability to exercise significant influence over operating and financial policies of the investee, are accounted for using the equity method of accounting. As a result, Axalta's share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statements of operations within Net income attributable to common shareholders, and our share of these companies' stockholders' equity is included in the accompanying consolidated balance sheets within Total Axalta shareholders' equity. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material. We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated financial statements.
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
Restricted cash on our consolidated balance sheets represents cash used to secure certain customer guarantees.
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
Leases
See Note 6 for disclosure of our accounting policy for leases.
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
In 2023, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
Definite-lived intangible assets, such as technology, trademarks, customer relationships, favorable contractual agreements and non-compete agreements are amortized over their estimated useful lives, generally for periods ranging from 5 to 25 years. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. The reasonableness of the useful lives of definite and indefinite-lived assets are regularly evaluated.
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
Contingencies and Litigation
We accrue for liabilities related to contingencies, including the operational matter discussed in Note 5, and litigation matters when available information indicates that the liability is probable, and the amount can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Employee Benefits
Defined benefit plans specify an amount of pension benefit that an employee will receive upon retirement, usually dependent on factors such as age, years of service and compensation. The obligation in respect of defined benefit plans is calculated separately for each plan by estimating the amount of the future benefits that employees earn in return for their service in the current and prior periods. These benefits are then discounted to determine the present value of the obligations and are then adjusted for the impact of any unamortized prior service costs. The discount rate used is based upon market indicators in the region (generally, the yield on bonds that are denominated in the currency in which the benefits will be paid and that have maturity dates approximating the terms of the obligations). The calculations are performed by qualified actuaries using the projected unit credit method. The obligation of defined benefit plans recorded on our consolidated balance sheets is net of the current fair value of assets within each respective plan. See Note 7 for further information.
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
Recently Adopted Accounting Guidance
In January 2023, we adopted Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which codifies disclosure requirements for supplier financing programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. Upon adoption of this ASU, we incorporated the required disclosures in Note 17. In addition to the disclosures included in Note 17, ASU 2022-04 requires a rollforward of activity for each supplier financing program beginning with reporting for the year ended December 31, 2024, at which time we will incorporate the required rollforward disclosure.
Accounting Guidance Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07 on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our financial statements.
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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At December 31, 2023 and 2022, the total carrying value of BIPs were $149.4 million and $152.3 million, respectively, and are presented within other assets in the consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, $64.4 million, $58.6 million and $62.1 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations. The total carrying value of BIPs excludes other up-front incentives with repayment features made in conjunction with long-term customer commitments of $1.5 million and $42.1 million at December 31, 2023 and 2022, respectively, of which $0.5 million and $4.9 million is included in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2023 and December 31, 2022, respectively, with the remainder included in other assets. These up-front incentives with repayment features are subject to the credit risk of our customers and, depending on the financial condition of our customers, it is possible that some or all of the amounts may become uncollectible.
During the year ended December 31, 2022, we agreed to forgo collection of a portion of previously provided up-front incentives with a certain Performance Coatings customer, contingent upon this customer completing a recapitalization and restructuring of its indebtedness and executing a new long-term exclusive sales agreement with us. During the year ended December 31, 2022, a charge for this customer contract restructuring was recorded for $25.0 million in the consolidated statements of operations, of which $20.3 million was recorded as a reduction to net sales and the remaining amount recorded in other expense (income), net as discussed in Note 9. During the year ended December 31, 2023, we reached a settlement agreement with the customer whereby all amounts owed to us were paid and all outstanding claims were discharged.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the consolidated balance sheets. The contract asset balances at December 31, 2023 and 2022 were $39.2 million and $40.6 million, respectively.

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
•Industrial - The industrial end-market comprises liquid and powder coatings used in a broad array of applications. We are also a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market. We provide a full portfolio of products for applications including building products, construction, battery solutions, transportation and general metal finishing.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the year ended December 31, 2023, we acquired 100% of the share capital of Pearl Investment AG and its key operating subsidiary André Koch AG, a long-time refinish products distribution partner in Switzerland, which resulted in a net cash outflow on the closing date of $106.1 million, and is subject to contingent consideration arrangements of $5.6 million, which are discussed further in Note 19. The fair value associated with definite-lived intangible assets was $79.0 million, comprising $67.7 million of customer relationships and $11.3 million of trademarks. We have not finalized the related purchase accounting related to the acquisition and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement period, which will be no later than one year following the closing date.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2021 to December 31, 2023 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
December 31, 2021	$1,513.4	$79.3	$1,592.7
Goodwill from acquisitions	1.4	—	1.4
Purchase accounting and other adjustments	2.5	—	2.5
Foreign currency translation	(94.8)	(3.8)	(98.6)
December 31, 2022	$1,422.5	$75.5	$1,498.0
Goodwill from acquisitions	38.2	—	38.2
Purchase accounting and other adjustments	(0.5)	—	(0.5)
Divestiture	—	(0.1)	(0.1)
Foreign currency translation	53.2	2.1	55.3
December 31, 2023	$1,513.4	$77.5	$1,590.9
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$161.9	$(87.5)	$74.4	11.2
Trademarks—indefinite-lived	263.7	—	263.7	Indefinite
Trademarks—definite-lived	142.1	(60.5)	81.6	14.5
Customer relationships	1,194.0	(484.0)	710.0	19.0
Total	$1,761.7	$(632.0)	$1,129.7
During the year-ended December 31, 2023, we retired fully amortized assets totaling $396.9 million consisting of technology, trademarks, and other intangible assets.

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$555.2	$(462.3)	$92.9	10.3
Trademarks—indefinite-lived	255.6	—	255.6	Indefinite
Trademarks—definite-lived	126.7	(50.8)	75.9	14.5
Customer relationships	1,106.7	(418.8)	687.9	19.2
Other	0.6	(0.6)	—	5.0
Total	$2,044.8	$(932.5)	$1,112.3

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2024	$89.3
2025	$88.6
2026	$88.3
2027	$87.4
2028	$73.8
(4)    RESTRUCTURING
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the years ended December 31, 2023, 2022 and 2021, we incurred costs of $4.2 million, $23.9 million, and $38.7 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months.
The following table summarizes the activity related to the termination benefit reserves and expenses for the years ended December 31, 2023, 2022 and 2021:

Balance at January 1, 2021	$55.8
Expense recorded	38.7
Payments made	(33.3)
Foreign currency translation	(3.7)
Balance at December 31, 2021	$57.5
Expense recorded	23.9
Payments made	(30.0)
Foreign currency translation	(2.7)
Balance at December 31, 2022	$48.7
Expense recorded	4.2
Payments made	(37.3)
Foreign currency translation	0.6
Balance at December 31, 2023	$16.2
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers' obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At December 31, 2023 and 2022, we had outstanding Customer Obligation Guarantees of $10.4 million and $7.1 million, respectively. Approximately 10% of our Customer Obligation Guarantees expire between 2024 and 2026, while the remainder do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either December 31, 2023 or 2022.
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
For the years ended December 31, 2023 and 2022, we recorded expenses of $0.1 million and $0.2 million, respectively, within other operating charges in the consolidated statements of operations. At December 31, 2023 and 2022, we had

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
$36.2 million and $38.7 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the consolidated balance sheets. Liabilities of $30.6 million and $42.3 million are recorded as other accrued liabilities in the consolidated balance sheets at December 31, 2023 and 2022, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LEASES
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2023	2022
Assets	Classification
Operating lease assets, net	Other assets (1)	$105.3	$102.6
Finance lease assets, net	Property, plant and equipment, net (2)	52.0	57.1
Total leased assets		$157.3	$159.7
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$31.2	$28.4
Finance lease liabilities	Current portion of borrowings	2.6	2.5
Noncurrent
Operating lease liabilities	Other liabilities	75.5	75.9
Finance lease liabilities	Long-term borrowings	54.5	58.5
Total lease liabilities		$163.8	$165.3
(1)     Operating lease assets are recorded net of accumulated amortization of $74.7 million and $57.4 million for the years ended December 31, 2023 and 2022, respectively.
(2)     Finance lease assets are recorded net of accumulated amortization of $21.5 million and $17.5 million for the years ended December 31, 2023 and 2022, respectively.
Components of lease expense are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$4.7	$4.5	$4.4
Interest on lease liabilities	3.1	3.2	3.3
Operating lease cost	39.7	33.4	35.6
Variable lease cost	3.8	2.7	3.3
Short-term lease cost	1.0	0.3	0.5
Net lease cost	$52.3	$44.1	$47.1
Supplemental cash flow information related to leases is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39.5	$34.0	$36.4
Operating cash flows for finance leases	$3.1	$3.2	$3.3
Financing cash flows for finance leases	$3.4	$3.0	$2.6
Non-cash leasing activities:
Right-of-use assets obtained in exchange for lease obligations - Operating leases (1)	$20.9	$27.7	$30.1
Right-of-use assets obtained in exchange for lease obligations - Finance leases (1)	$(0.3)	$2.7	$0.7
(1)     Includes lease extensions and option exercises.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Lease term and discount rate information are summarized as follows:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.1	5.6
Finance leases	13.0	14.5
Weighted average discount rate
Operating leases	5.6%	4.9%
Finance leases	5.3%	5.2%
Maturities of lease liabilities as of December 31, 2023 are as follows:

	Operating Leases	Finance Leases
Year
2024	$36.7	$5.7
2025	27.0	6.3
2026	19.6	6.2
2027	13.8	6.3
2028	9.4	6.4
Thereafter	14.6	51.9
Total lease payments	121.1	82.8
Less: imputed interest	14.4	25.7
Present value of lease liabilities	$106.7	$57.1

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(7)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with approximately 85% of the projected benefit obligation within the European region at December 31, 2023.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations is December 31st each year. The following table sets forth the changes to the projected benefit obligations ("PBO") and plan assets for the years ended December 31, 2023 and 2022 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2023 and 2022 for our defined benefit pension plans:

	Year Ended December 31,
	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$448.7	$627.1
Service cost	5.9	6.4
Interest cost	19.3	9.4
Participant contributions	1.5	1.2
Actuarial loss (gain), net	49.1	(120.7)
Plan curtailments, settlements and special termination benefits	(8.6)	(3.2)
Benefits paid	(24.3)	(27.4)
Business combinations and other adjustments	8.7	(0.3)
Foreign currency translation	25.9	(43.8)
Projected benefit obligation at end of year	526.2	448.7
Change in plan assets:
Fair value of plan assets at beginning of year	260.0	380.9
Actual return on plan assets	9.8	(76.4)
Employer contributions	21.0	17.1
Participant contributions	1.5	1.2
Benefits paid	(24.3)	(27.4)
Settlements	(8.8)	(3.5)
Business combinations and other adjustments	7.3	(0.1)
Foreign currency translation	15.1	(31.8)
Fair value of plan assets at end of year	281.6	260.0
Funded status, net	$(244.6)	$(188.7)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$22.2	$29.0
Other accrued liabilities	(14.8)	(12.6)
Accrued pensions	(252.0)	(205.1)
Net amount recognized	$(244.6)	$(188.7)
The net actuarial loss (gain) for 2023 and 2022 was due primarily to fluctuations in the discount rates between years across the plans relative to the rates used in the preceding year to determine benefit obligations (see assumptions table below), which were caused by market volatility during the periods.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reflects the ABO for all defined benefit plans at December 31, 2023 and 2022. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	December 31,
	2023	2022
ABO	$501.9	$430.6
Plans with PBO in excess of plan assets:
PBO	$338.4	$273.3
ABO	$316.9	$257.4
Fair value plan assets	$71.6	$55.5
Plans with ABO in excess of plan assets:
PBO	$338.4	$272.1
ABO	$316.9	$256.6
Fair value plan assets	$71.6	$54.7
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2023	2022
Accumulated net actuarial losses	$(101.2)	$(52.0)
Accumulated prior service credit	1.6	1.6
Total	$(99.6)	$(50.4)
The accumulated net actuarial losses relate primarily to differences between the actual net periodic expense and the expected net periodic expense resulting from differences in the significant assumptions, including return on assets, discount rates and compensation trends, used in these estimates. For individual plans in which the accumulated net actuarial gains or losses exceed 10% of the higher of the fair value of plan assets or the PBO at the beginning of the year, amortization of such excess has been included in net periodic benefit costs. The amortization period is the average remaining service period of active employees expected to receive benefits unless a plan is mostly inactive, in which case the amortization period is the average remaining life expectancy of the plan participants. Accumulated prior service credits are amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Components of net periodic benefit cost and amounts recognized in comprehensive income:
Net periodic benefit cost:
Service cost	$5.9	$6.4	$7.6
Interest cost	19.3	9.4	7.7
Expected return on plan assets	(11.1)	(12.0)	(13.6)
Amortization of actuarial loss, net	0.9	3.2	4.9
Amortization of prior service credit	(0.2)	(0.1)	(0.1)
Settlement loss (gain)	0.1	(1.0)	—
Special termination benefit loss	0.2	0.2	0.4
Net periodic benefit cost	15.1	6.1	6.9
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain), net	50.5	(32.5)	(32.1)
Amortization of actuarial loss, net	(0.9)	(3.2)	(4.9)
Prior service credit	(0.2)	(0.2)	—
Amortization of prior service credit	0.2	0.1	0.1
Settlement (loss) gain	(0.1)	1.0	—
Other adjustments	(0.3)	—	(0.1)
Total loss (gain) recognized in other comprehensive income	49.2	(34.8)	(37.0)
Total recognized in net periodic benefit cost and comprehensive income	$64.3	$(28.7)	$(30.1)
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2023	2022	2021
Weighted average assumptions:
Discount rate to determine benefit obligation	3.82%	4.37%	1.65%
Discount rate to determine net cost	4.37%	1.65%	1.12%
Rate of future compensation increases to determine benefit obligation	2.97%	2.98%	2.84%
Rate of future compensation increases to determine net cost	2.98%	2.84%	2.71%
Rate of return on plan assets to determine net cost	4.27%	3.44%	3.55%
Cash balance interest credit rate to determine benefit obligation	1.32%	1.96%	0.44%
Cash balance interest credit rate to determine net cost	1.96%	0.44%	0.40%
The discount rates used reflect the expected future cash flow based on plan provisions, participant data and the currencies in which the expected future cash flows will occur. For the majority of our defined benefit obligations, we utilize prevailing long-term high quality corporate bond indices applicable to the respective country at the measurement date. In countries where established corporate bond markets do not exist, we utilize other index movement and duration analyses to determine discount rates. The assumptions of the long-term rate of return on plan assets reflect economic assumptions applicable to each country and assumptions related to the preliminary assessments regarding the type of investments to be held by the respective plans.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2024	$32.4
2025	$35.7
2026	$37.2
2027	$40.3
2028	$40.5
2029 - 2033	$229.6
Plan Assets
The defined benefit plans for our subsidiaries represent single-employer plans, and the related plan assets are invested within separate trusts. Each of the single-employer plans is managed in accordance with the requirements of local laws and regulations governing defined benefit plans for the exclusive purpose of providing pension benefits to participants and their beneficiaries. Pension plan assets are typically held in a trust by financial institutions. Our established asset allocation targets are intended to achieve the plan's investment strategies.
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued, and asset-backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Assets measured using the net asset value ("NAV") per share practical expedient include debt, asset-backed securities, hedge funds, and real estate funds. Debt asset-backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the NAV multiplied by the number of shares owned.
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

Asset Category	2023	2022	Target Allocation
Equity securities	10-15%	5-10%	10-15%
Debt securities	30-35%	30-35%	30-35%
Real estate	0-5%	0-5%	0-5%
Other (1)	50-55%	50-55%	50-55%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)    Substantially all pension insurance contracts and cash and cash equivalents holdings.
The table below presents the fair values of the defined benefit plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2023 and 2022, respectively. Defined benefit plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$5.2	$5.2	$—	$—
U.S. equity securities	15.3	15.1	—	0.2
Non-U.S. equity securities	19.5	16.2	0.3	3.0
Debt securities—government issued	71.2	49.4	17.3	4.5
Debt securities—corporate issued	28.4	20.3	6.3	1.8
Private market securities and other	116.8	0.1	0.2	116.5
Total carried at fair value	$256.4	$106.3	$24.1	$126.0
Investments measured at NAV	25.2
Total	$281.6

	Fair value measurements at
	December 31, 2022
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$7.0	$7.0	$—	$—
U.S. equity securities	9.4	9.2	—	0.2
Non-U.S. equity securities	12.7	9.9	0.2	2.6
Debt securities—government issued	64.7	44.4	16.3	4.0
Debt securities—corporate issued	25.2	17.4	5.9	1.9
Private market securities and other	102.2	0.1	0.3	101.8
Total carried at fair value	$221.2	$88.0	$22.7	$110.5
Investments measured at NAV	38.8
Total	$260.0

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2023 and 2022. The transfers in presented in the table below during 2023 relate to the acquisition mentioned in Note 3.

	Level 3 assets
	Total	Private market securities	Debt and equity	Real estate investments
Ending balance at December 31, 2021	$130.4	$120.2	$9.9	$0.3
Change in unrealized loss	(18.7)	(18.0)	(0.7)	—
Purchases, sales, issues and settlements	(1.2)	(0.7)	(0.5)	—
Ending balance at December 31, 2022	$110.5	$101.5	$8.7	$0.3
Change in unrealized gain	8.2	7.4	0.8	—
Purchases, sales, issues and settlements	(0.3)	(0.3)	—	—
Transfers in Level 3	7.6	7.6	—	—
Ending balance at December 31, 2023	$126.0	$116.2	$9.5	$0.3
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2024, the expected long-term rate of return is 4.47%.
Anticipated Contributions to Defined Benefit Plans
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2023, we expect to contribute $6.8 million to our defined benefit plans during 2024.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount of their regular compensation before taxes, as determined by the plan. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $55.8 million, $54.6 million and $50.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(8)    STOCK-BASED COMPENSATION
During the years ended December 31, 2023, 2022 and 2021, we recognized $26.2 million, $22.2 million and $14.9 million, respectively, in stock-based compensation expense, which was allocated between cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $3.3 million, $3.0 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Description of Equity Incentive Plan
In 2014, the Board of Directors (the "Board") approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan, as amended and restated including in 2023 (the "2014 Plan"), which reserved additional shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. All awards granted pursuant to the 2014 Plan must be authorized by the Board or a designated committee thereof. The Board has generally delegated responsibility for administering the 2014 Plan to the Compensation Committee. The second amendment and restatement of the 2014 Plan was approved by the Board and the shareholders in 2023.
The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2014 Plan. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
During 2023, we granted restricted stock units to directors and certain employees and performance share units to certain employees. All awards were granted under the 2014 Plan. The performance share units are subject to certain performance and market conditions, in addition to the service-based vesting conditions.
During 2023, the Company withheld shares and used cash to settle certain employees' tax obligation resulting from the vesting of awards in the amount of $5.4 million.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019.
A summary of stock option award activity as of and for the year ended December 31, 2023 is presented below:

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2023	1.1	$26.56
Granted	—	$—
Exercised	(0.5)	$23.98
Forfeited	(0.1)	$31.01
Outstanding at December 31, 2023	0.5	$28.33
Vested and expected to vest at December 31, 2023	0.5	$28.33	$2.7	3.21
Exercisable at December 31, 2023	0.5	$28.33	$2.7	3.21
Cash received by the Company upon exercise of options in 2023 was $12.9 million. There were $0.1 million tax benefits on these exercises. For the years ended December 31, 2023, 2022 and 2021, the intrinsic value of options exercised was $3.2 million, $0.6 million and $2.5 million, respectively.
The fair value of options vested during 2023, 2022 and 2021 was $0.0 million, $1.1 million and $1.9 million, respectively.
Restricted Stock Units
During the year ended December 31, 2023, we issued 0.8 million restricted stock units. A majority of these awards vest ratably over three years.
A summary of restricted stock unit activity as of and for the year ended December 31, 2023 is presented below:

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	1.6	$27.38
Granted	0.8	$29.62
Vested	(0.9)	$27.07
Forfeited	(0.2)	$28.79
Outstanding at December 31, 2023	1.3	$28.71

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
At December 31, 2023, there was $14.4 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.4 years.
The intrinsic value of RSU awards vested and released during 2023, 2022 and 2021 was $25.8 million, $15.0 million and $13.5 million, respectively. The total fair value of awards vested during 2023, 2022 and 2021 was $19.4 million, $20.2 million and $13.6 million, respectively. Tax benefits on these vested awards were $0.2 million.
Performance Share Units
During the years ended December 31, 2023, 2022 and 2021, the Company granted performance share units ("PSUs") to certain employees of the Company as part of their annual equity compensation award.
PSUs granted in 2022 and 2021 are subject to three-year service conditions, but also include performance conditions related to profitability and return on invested capital metrics over a cumulative performance period of three years, as well as three individual one-year performance periods. For the 2022 and 2021 grants, at the end of the three-year performance period, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative total shareholder return modifier relative to the S&P 400 Materials Index over the same three-year performance period.
PSUs granted in 2023 are split between those with a performance condition related to profitability and those with a market condition related to total shareholder return ("TSR") relative to the TSR of a selected industry peer group, with all such PSUs being subject to a three-year service condition and a cumulative three-year performance period.
The actual number of shares awarded will be between zero and 200% of the target award amount.
A summary of PSU activity as of and for the year ended December 31, 2023 is presented below:

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2023	0.6	$30.44
Granted	0.5	$35.85
Vested	—	$—
Forfeited	(0.3)	$31.78
Outstanding at December 31, 2023	0.8	$33.20
Our PSUs allow for participants to vest in more or less than the targeted number of shares granted. At December 31, 2023, there was $13.1 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 2.1 years. The forfeitures include PSUs that vested below threshold payout.
The intrinsic value of PSU awards vested and released during 2023, 2022 and 2021 was $0.0 million, $1.6 million and $0.0 million, respectively. The total fair value of awards vested during 2023, 2022 and 2021 was $0.0 million, $1.6 million and $0.0 million, respectively. There were no tax benefits on these vested awards.
(9)    OTHER EXPENSE (INCOME), NET

	Year Ended December 31,
	2023	2022	2021
Foreign exchange losses, net	$22.7	$15.2	$2.9
Debt extinguishment and refinancing-related costs (1)	9.9	14.7	0.2
Other miscellaneous income, net (2)(3)	(13.1)	(3.8)	(15.4)
Total	$19.5	$26.1	$(12.3)
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(10)    INCOME TAXES
The Company's operations in Switzerland are subject to reduced tax rates through December 31, 2026, as long as certain conditions are met. The tax benefit attributable to this tax holiday was $4.1 million, $1.9 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The tax effect of the holiday on diluted net income per common was $0.01 for the years ended December 31, 2023, 2022, and 2021.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2023	2022	2021
Domestic	$149.8	$137.9	$173.3
Foreign	204.9	119.4	167.2
Total	$354.7	$257.3	$340.5
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$33.9	$(9.5)	$24.4	$20.9	$1.2	$22.1	$14.6	$18.1	$32.7
U.S. state and local	8.6	(1.6)	7.0	7.0	(0.7)	6.3	4.3	1.4	5.7
Foreign	52.1	2.7	54.8	40.6	(3.9)	36.7	42.2	(4.5)	37.7
Total	$94.6	$(8.4)	$86.2	$68.5	$(3.4)	$65.1	$61.1	$15.0	$76.1
Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2023		2022		2021
Statutory U.S. federal income tax rate (1)	$74.5	21.0%	$54.0	21.0%	$71.5	21.0%
Foreign income taxed at rates other than U.S. statutory rate	(29.1)	(8.2)	(22.4)	(8.7)	(16.9)	(5.0)
Changes in valuation allowances	37.9	10.7	1.6	0.6	18.1	5.3
Foreign exchange gains and losses	0.6	0.2	(5.4)	(2.1)	2.2	0.6
Unrecognized tax benefits	(6.0)	(1.7)	6.2	2.4	(4.9)	(1.4)
Foreign taxes	9.0	2.5	6.9	2.7	8.7	2.5
Non-deductible expenses	6.6	1.9	5.7	2.2	5.7	1.7
Tax credits	(8.8)	(2.5)	(8.7)	(3.4)	(6.7)	(2.0)
U.S. state and local taxes, net	5.4	1.5	4.8	1.9	5.0	1.5
Other, net (2)	(3.9)	(1.1)	22.4	8.7	(6.6)	(1.9)
Total income tax provision / effective tax rate	$86.2	24.3%	$65.1	25.3%	$76.1	22.3%
(1)The U.S. statutory rate has been used as management believes it is more meaningful to the Company.
(2)In 2022, the Company recorded a tax expense of $23.0 million in the Netherlands related to a historical impairment charge, which is fully offset by a tax benefit of $23.0 million for the decrease to the valuation allowance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Deferred Tax Balances

	Year Ended December 31,
	2023	2022
Deferred tax asset
Tax loss, credit and interest carryforwards	$326.9	$263.9
Compensation and employee benefits	82.3	58.1
Accruals and other reserves	28.9	41.9
Research and development capitalization	49.8	28.8
Equity investment and other securities	—	0.5
Leases	40.7	41.7
Other	1.8	7.8
Total deferred tax assets	530.4	442.7
Less: valuation allowance	(233.5)	(194.0)
Total deferred tax assets, net of valuation allowance	296.9	248.7
Deferred tax liabilities
Goodwill and intangibles	(107.2)	(75.7)
Property, plant and equipment	(153.4)	(142.0)
Unremitted earnings	(12.9)	(10.8)
Accounts receivable and other assets	(11.1)	(17.1)
Equity investment and other securities	(4.1)	—
Total deferred tax liabilities	(288.7)	(245.6)
Net deferred tax asset	$8.2	$3.1

Non-current assets	$170.5	$165.2
Non-current liability	(162.3)	(162.1)
Net deferred tax asset	$8.2	$3.1
At December 31, 2023 and 2022, deferred income taxes of approximately $12.9 million and $10.8 million, respectively, have been provided on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently reinvested and cannot be repatriated in a tax-free manner. At December 31, 2023, and 2022, we have not recorded a deferred tax liability related to withholding taxes of approximately $38.1 million and $177.5 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2023	2022
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$21.7	$18.7
Expire after 10 years or indefinite carryforward	187.7	168.6
Tax credit carryforwards
Expire within 10 years	0.8	0.5
Expire after 10 years or indefinite carryforward	1.6	1.7
Interest carryforwards
Expire within 10 years	1.9	2.7
Expire after 10 years or indefinite carryforward	113.2	71.7
Total tax loss, tax credit and interest carryforwards	$326.9	$263.9
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Valuation allowance

	Year Ended December 31,
	2023	2022
Non-U.S.	$228.9	$190.0
U.S.	4.6	4.0
Total valuation allowance	$233.5	$194.0
Valuation allowances relate primarily to the tax loss, tax credit and interest carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards and interest carryforwards from operations in Luxembourg, the Netherlands, and the United Kingdom, of $219.6 million and $181.3 million at December 31, 2023 and 2022, respectively. The U.S. valuation allowance primarily relates to state net deferred tax assets.
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2023	2022	2021
Total gross unrecognized tax benefits at January 1	$98.2	$91.4	$99.6
Increases related to acquisitions	—	—	1.8
Increases related to positions taken on items from prior years	1.8	2.7	2.3
Decreases related to positions taken on items from prior years	(5.4)	(2.5)	(16.5)
Increases related to positions taken in the current year	12.0	9.6	3.9
Settlement of uncertain tax positions with tax authorities	(1.0)	(1.4)	0.4
Decrease due to expiration of statues of limitations	(10.0)	(1.6)	(0.1)
Total gross unrecognized tax benefits at December 31	95.6	98.2	91.4
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	5.6	6.3	8.7
Total gross unrecognized tax benefits at December 31, including interest and penalties	$101.2	$104.5	$100.1

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$42.0	$46.0	$44.5
Interest and penalties included as components of the Provision for income taxes	$(0.9)	$(1.8)	$(3.4)
(1)Accrued interest and penalties are included within Other accrued liabilities and Other liabilities in the consolidated balance sheets.
The Company is subject to income tax in approximately 46 jurisdictions outside the U.S. The Company's significant operations outside the U.S. are located in Brazil, China, Germany, Mexico, Switzerland and the United Kingdom. The statute of limitations varies by jurisdiction with 2013 being the oldest tax year still open in significant jurisdictions. Certain of our German subsidiaries are under tax examination for calendar years 2014 to 2020. The review by the German tax authorities (“GTA”) encompasses various tax aspects, including but not limited to intercompany transactions and the establishment of our European headquarters in Basel, Switzerland in 2016. We expect the GTA will issue proposed adjustments that, when resolved, could have a material impact. We believe our income tax reserves at December 31, 2023 are adequate and do not expect a final resolution to these issues in the next 12 months. The Company is also under audit in other jurisdictions outside of Germany. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
The Company anticipates that it is reasonably possible its unrecognized benefits will decrease by $46.6 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2024 mainly due to the expiration of statute of limitations in various countries and the expected final assessment from the 2010-2013 German income tax audit which concluded in 2021. During 2023, the Company recorded a decrease in unrecognized tax benefits of $5.2 million, exclusive of interest and penalties, due to the conclusion of an income tax audit.

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

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Net income to common shareholders	$267.4	$191.6	$263.9
Basic weighted average shares outstanding	221.0	221.7	231.0
Diluted weighted average shares outstanding	221.9	222.3	231.9
Net income per common share:
Basic net income per share	$1.21	$0.86	$1.14
Diluted net income per share	$1.21	$0.86	$1.14
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2023, 2022 and 2021 was 0.4 million, 1.1 million and 0.7 million, respectively.
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

	Year Ended December 31,
	2023	2022
Accounts receivable—trade, net (1)	$1,043.1	$909.3
Notes receivable	78.9	23.1
Other (2)	137.9	135.0
Total	$1,259.9	$1,067.4
(1)Allowance for doubtful accounts was $25.1 million and $22.6 million at December 31, 2023 and 2022, respectively.
(2)Includes $36.2 million and $38.7 million at December 31, 2023 and 2022, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $7.3 million, $2.0 million and $1.7 million was included within selling, general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively, and benefits of $1.6 million and expenses of $3.5 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the years ended December 31, 2023 and 2022, respectively.
(13)    INVENTORIES

	Year Ended December 31,
	2023	2022
Finished products	$405.0	$438.6
Semi-finished products	125.6	130.8
Raw materials	182.0	233.7
Stores and supplies	28.5	26.5
Total	$741.1	$829.6
Inventory reserves were $27.3 million and $16.6 million at December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(14)    PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2023	2022
Land				$76.2	$75.3
Buildings and improvements	5	-	25	526.2	508.3
Machinery and equipment	5	-	25	1,409.3	1,337.4
Software	5	-	15	283.3	185.4
Other	3	-	20	73.5	74.6
Construction in progress				85.4	187.9
Total				2,453.9	2,368.9
Accumulated depreciation				(1,249.6)	(1,178.7)
Property, plant and equipment, net				$1,204.3	$1,190.2
Depreciation expense amounted to $120.8 million, $117.3 million and $127.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We capitalized interest of $5.6 million, $2.8 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
(15)    OTHER ASSETS

	Year Ended December 31,
	2023	2022
Deferred income taxes—non-current	$170.5	$165.2
Business incentive payment assets	149.4	152.3
Operating lease ROU assets	105.3	102.6
Other assets (1)	100.7	145.9
Total	$525.9	$566.0
(1)Includes other upfront incentives made in conjunction with long-term customer commitments of $1.0 million and $37.2 million at December 31, 2023 and 2022, respectively, which will be repaid in future periods and discussed further in Note 2.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(16)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2023	2022
Accounts Payable
Trade payables (1)	$665.3	$681.1
Non-income taxes	24.8	17.3
Other	34.8	35.1
Total	$724.9	$733.5

Other Accrued Liabilities
Compensation and other employee-related costs	$259.3	$181.4
Restructuring—current	14.4	42.5
Discounts, rebates, and warranties (2)	231.1	230.6
Operating lease liabilities	31.2	28.4
Income taxes payable	37.2	36.7
Other	103.7	100.6
Total	$676.9	$620.2
(1)Includes $35.2 million and $36.6 million at December 31, 2023 and 2022, respectively, payable to banking institutions as part of our supplier financing programs discussed further in Note 17.
(2)Includes $30.6 million and $42.3 million at December 31, 2023 and 2022, respectively, of liabilities related to an operational matter discussed further in Note 5.
(17)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China, which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. Amounts outstanding under this program were $3.8 million, $13.5 million and $24.0 million at December 31, 2023, 2022 and 2021, respectively, including $1.1 million, $3.5 million and $3.8 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $41.9 million, $64.6 million and $63.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We maintain a voluntary supply chain financing ("SCF") program with a global financial institution which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $27.6 million and $29.8 million at December 31, 2023 and December 31, 2022, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account ("VCA") and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $7.6 million and $6.8 million at December 31, 2023 and December 31, 2022, respectively.
The payment terms we have with our suppliers who participate in the SCF and VCA programs are consistent with the typical terms we have with our suppliers who do not participate. These financing arrangements are included in accounts payable within the consolidated balance sheets and the associated payments are included in operating activities within the consolidated statements of cash flows.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(18)    BORROWINGS

	Year Ended December 31,
	2023	2022
2029 Dollar Term Loans	$1,785.8	$2,000.0
2025 Euro Senior Notes	—	479.1
2027 Dollar Senior Notes	500.0	500.0
2029 Dollar Senior Notes	700.0	700.0
2031 Dollar Senior Notes	500.0	—
Short-term and other borrowings	61.8	74.5
Unamortized original issue discount	(16.5)	(22.4)
Unamortized deferred financing costs	(26.9)	(26.9)
Total borrowings, net	3,504.2	3,704.3
Less:
Short-term borrowings	7.2	16.0
Current portion of long-term borrowings	18.5	15.0
Long-term debt	$3,478.5	$3,673.3
Senior Secured Credit Facilities, as amended
Our senior secured credit facilities (the "Senior Secured Credit Facilities") consist of a term loan due 2029 (the "2029 Dollar Term Loans"), and a revolving credit facility (the "Revolving Credit Facility") that is governed by a credit agreement (the "Credit Agreement"). The Credit Agreement has undergone several amendments, the most recent of which are detailed within the discussion below. For additional detail regarding earlier amendments, refer to our previous Annual Reports on Form 10-K filed with the SEC.
Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the provisions set forth in the Credit Agreement, including with respect to the 1.00% premium that would be payable in connection with any Repricing Event (as defined in the Credit Agreement) on the 2029 Dollar Term Loans that occurs within six months of August 18, 2023. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $75.0 million, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Net Leverage Ratio (as defined in the Credit Agreement) falls below 4.25:1.00 or 3.50:1.00, respectively) of Excess Cash Flow (as defined in the Credit Agreement). Under the circumstances and subject to the conditions described in the Credit Agreement, we may increase our capacity for revolving loans, increase commitments under our existing term loans, issue additional term loans or issue other indebtedness.
The Senior Secured Credit Facilities are secured by substantially all assets of the Company and certain other guarantors, with certain guarantors providing equity pledges only. We are subject to customary negative covenants in addition to the First Lien Net Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2023, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
i) 2029 Dollar Term Loans
The 2029 Dollar Term Loans were issued at 99.000% of par, or a $20.0 million discount, and mature on December 20, 2029. Principal is paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity, and interest is payable quarterly.
The 2029 Dollar Term Loans are subject to a floor of 0.5% and a margin of 2.50% when bearing interest at an interest rate based on SOFR and a margin of 1.50% when bearing interest at an interest rate based on the Base Rate (as defined in the Credit Agreement).

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
There have been no borrowings on the Revolving Credit Facility since the issuance of the Senior Secured Credit Facilities. At December 31, 2023 and December 31, 2022, letters of credit issued under the Revolving Credit Facility totaled $22.3 million and $20.7 million, respectively, which reduced the availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $527.7 million and $529.3 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the financial covenant is not applicable as there were no borrowings.
2023 Activities
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
During the year ended December 31, 2023, we voluntarily prepaid $200.0 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $3.0 million for the year ended December 31, 2023, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During August 2023, we entered into the Thirteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans from 3.00% to 2.50% when bearing interest at a rate based on SOFR. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $4.0 million loss on financing-related costs during the year ended December 31, 2023, of which $2.1 million related to the write-off of unamortized deferred financing costs and original issue discount and $1.9 million related to fees incurred to complete the repricing.
2022 Activities
On December 20, 2022, we entered into the Eleventh Amendment to the Credit Agreement to, among other things, provide a new seven-year $2.0 billion term loan maturing December 2029 (the "2029 Dollar Term Loans"), the proceeds of which, together with cash on hand, were used to refinance the existing $2.021 billion term loan due June 2024 (the "2024 Dollar Term Loans"). As a result of the refinancing, we recorded a $15.6 million loss on extinguishment of debt and other financing-related costs, of which $0.9 million was related to the 2024 Dollar Term Loans and $14.7 million was related to the 2029 Dollar Term Loans. The 2024 Dollar Term Loans loss comprised the write off of unamortized deferred financing costs and original issuance discount of $0.5 million and $0.4 million, respectively. In relation to the 2029 Dollar Term Loans, the loss comprised additional fees, of which $6.5 million and $20.0 million were capitalized as deferred financing costs and original issuance discounts, respectively, and $14.7 million was expensed.
2021 Activities
During May 2021, we entered into the Tenth Amendment to the Credit Agreement to, among other things, increase commitments available pursuant to the Revolving Credit Facility from $400.0 million to $550.0 million and extend the maturity of the Revolving Credit Facility from 2024 to 2026, provided that such date would be accelerated in certain circumstances as set forth in the Credit Agreement. As a result, we recorded $1.4 million of incremental deferred financing costs in May 2021.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Senior Notes
Our senior notes (the "Senior Notes") presently consist of 4.750% senior notes due 2027 (the "2027 Dollar Senior Notes"), 3.375% senior notes due 2029 (the "2029 Dollar Senior Notes") and 7.250% senior notes due 2031 (the "2031 Dollar Senior Notes"), each of which is governed by an indenture. Since inception, we have held various senior notes that have been subject to several supplemental indentures. For additional detail regarding earlier activities and terms, refer to our previous Annual Reports on Form 10-K filed with the SEC.
i) 2025 Euro Senior Notes
The 2025 Euro Senior Notes were issued at par and were scheduled to mature on January 15, 2025 (the "2025 Euro Senior Notes"). The 2025 Euro Senior Notes bore interest at 3.750% which was payable semi-annually on January 15th and July 15th. We had the option to redeem all or part of the 2025 Euro Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after January 15th of the years indicated:

Period	2025 Euro Senior Notes Percentage
2023 and thereafter	100.000%
Upon the occurrence of certain events constituting a change of control, holders of the 2025 Euro Senior Notes had the right to require us to repurchase all or any part of the 2025 Euro Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2025 Euro Senior Notes, subject to local law limitations, were jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities, other than Axalta Coating Systems Dutch Holdings B.B.V. (the "Dutch Issuer"). Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
The indebtedness issued through the 2025 Euro Senior Notes was senior unsecured indebtedness of the Dutch Issuer, was senior in right of payment to all future subordinated indebtedness of the Dutch Issuer and guarantors and was equal in right of payment to all existing and future senior indebtedness of the Dutch Issuer and guarantors. The 2025 Euro Senior Notes were effectively subordinated to any secured indebtedness of the Dutch Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
On November 17, 2023, we redeemed the €450.0 million 2025 Euro Senior Notes for $489.4 million, using the proceeds of the 2031 Dollar Senior Notes described below.
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
The indebtedness under the 2027 Dollar Senior Notes is senior unsecured indebtedness of Axalta Coatings Systems, LLC (the "U.S. Issuer") and the Dutch Issuer (the U.S. Issuer and the Dutch Issuer collectively, the “2027 Notes Co-Issuers”), is senior in right of payment to all future subordinated indebtedness of the 2027 Notes Co-Issuers and the guarantors and is equal in right of payment to all existing and future senior indebtedness of the 2027 Notes Co-Issuers and the guarantors. The 2027 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the 2027 Notes Co-Issuers and the guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.

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
Notwithstanding the foregoing, at any time and from time to time prior to February 15, 2024, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2029 Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2029 Dollar Senior Notes) at a redemption price of 103.375% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
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
The indebtedness under the 2029 Dollar Senior Notes is senior unsecured indebtedness of the U.S. Issuer, is senior in right of payment to all future subordinated indebtedness of the U.S. Issuer and guarantors and is equal in right of payment to all existing and future senior indebtedness of the U.S. Issuer and guarantors. The 2029 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the U.S. Issuer and guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
The indenture governing the 2029 Dollar Senior Notes contains covenants that limit the Company's (and its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company's subsidiaries as unrestricted subsidiaries.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
iv) 2031 Dollar Senior Notes
The 2031 Dollar Senior Notes were issued at par and are due February 15, 2031. The 2031 Dollar Senior Notes bear interest at 7.250% which is payable semi-annually on May 15th and November 15th. We have the option to redeem all or part of the 2031 Dollar Senior Notes at the following redemption prices (expressed as percentages of principal amount) on or after November 15th of the years indicated:

Period	2031 Dollar Senior Notes Percentage
2026	103.625%
2027	101.813%
2028 and thereafter	100.000%
Notwithstanding the foregoing, at any time prior to November 15, 2026, we may at our option redeem in the aggregate up to 40% of the original aggregate principal amount of the 2031 Dollar Senior Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indenture governing the 2031 Dollar Senior Notes) at a redemption price of 107.250% plus accrued and unpaid interest, if any, to the redemption date. At least 50% of the original aggregate principal of the notes must remain outstanding after each such redemption.
Upon the occurrence of certain events constituting a change of control, holders of the 2031 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2031 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
The 2031 Dollar Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities.
Under certain circumstances, the guarantors may be released from their guarantees without the consent of the holders of the applicable series of notes.
The indebtedness under the 2031 Dollar Senior Notes is senior unsecured indebtedness of the Dutch Issuer, is senior in right of payment to all future subordinated indebtedness of the Dutch Issuer and the guarantors and is equal in right of payment to all existing and future senior indebtedness of the Dutch Issuer and the guarantors. The 2031 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the Dutch Issuer and the guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
The indenture governing the 2031 Dollar Senior Notes contains covenants that limit the Company's (and its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company's restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company's subsidiaries as unrestricted subsidiaries.
2023 Activities
In November 2023, we issued $500.0 million in aggregate principal amount of the 2031 Dollar Senior Notes. The net proceeds from the 2031 Dollar Senior Notes, together with cash on hand were used to redeem the €450.0 million aggregate principal amount, with USD equivalent of $489.4 million, of 3.750% Euro Senior Notes due 2025 ("Redeemed Notes") and pay related transaction costs and expenses ("November 2023 Notes Refinancing").
In connection with the November 2023 Notes Refinancing, we incurred $7.7 million in third party fees, of which $6.4 million was paid concurrently with the issuance and $1.3 million was accrued. We also recorded a $1.8 million loss on extinguishment of debt relating to the write off of unamortized deferred financing costs attributable to the Redeemed Notes.
2022 and 2021 Activities
None.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2023.

2024	$25.8
2025	21.9
2026	22.1
2027	522.4
2028	22.7
Thereafter	2,932.7
Total borrowings	$3,547.6
Unamortized original issue discount	(16.5)
Unamortized deferred financing costs	(26.9)
Total borrowings, net	$3,504.2
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
Derivative instruments - The Company's interest rate swaps, cross-currency swaps and foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are included in the Level 2 hierarchy.
Fair value of contingent consideration
Contingent consideration is valued using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense (income), net in the consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2023 and December 31, 2022.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$0.4	$—	$0.4	$—	$2.3	$—	$2.3
Cross-currency swaps (2)	—	8.4	—	8.4	—	35.0	—	35.0
Other assets:
Cross-currency swaps (2)	—	—	—	—	—	14.0	—	14.0
Investments in equity securities	0.6	—	—	0.6	1.0	—	—	1.0
Liabilities
Other accrued liabilities:
Cross-currency swaps (2)	—	8.3	—	8.3	—	—	—	—
Contingent consideration	—	—	7.6	7.6	—	—	7.2	7.2
Other liabilities:
Cross-currency swaps (2)	—	37.8	—	37.8	—	—	—	—
Long-term borrowings:
2029 Dollar Term Loans	—	1,793.6	—	1,793.6	—	1,976.3	—	1,976.3
2025 Euro Senior Notes	—	—	—	—	—	460.8	—	460.8
2027 Dollar Senior Notes	—	487.0	—	487.0	—	462.8	—	462.8
2029 Dollar Senior Notes	—	632.9	—	632.9	—	581.1	—	581.1
2031 Dollar Senior Notes	—	526.5	—	526.5	—	—	—	—
(1)Cash flow hedge
(2)Net investment hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the year ended December 31, 2023.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance January 1, 2023	$7.2
Business acquisition	5.6
Change in fair value	1.1
Payments	(6.9)
Foreign currency translation	0.6
Ending balance at December 31, 2023	$7.6
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes. A description of each type of derivative used to manage risk is included in the following paragraphs and our policies regarding accounting treatments of derivative movements are detailed in Note 1.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Interest Rate Swaps Designated as Cash Flow Hedges
During the three months ended June 30, 2018, we entered into three interest rate swaps with aggregate notional amounts totaling $475.0 million to hedge interest rate exposures related to variable rate borrowings under the 2024 Dollar Term Loans (which were subsequently replaced with the 2029 Dollar Term Loans). Under the terms of the interest rate swap agreements, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 2.72% and in turn, received variable interest payments based on 3-month LIBOR from the counterparties. The interest rate swaps were designated as cash flow hedges and expired on March 31, 2023.
We refinanced our 2024 Dollar Term Loans in December 2022 and as a result transitioned the variable interest rate benchmark from LIBOR to SOFR. Despite the differing interest rate benchmarks between the interest rate swaps and the 2029 Dollar Term Loans, the interest rate swaps continue to qualify as cash flow hedges in accordance with FASB's Topic 848, "Reference Rate Reform."
During the three months ended March 31, 2019, we entered into two interest rate swaps with aggregate notional amounts totaling $500.0 million, effective December 31, 2019, to hedge interest rate exposure associated with the 2024 Dollar Term Loans (which were subsequently replaced with the 2029 Dollar Term Loans). Under the terms of the interest rate swap agreements, the Company was required to pay the counterparties a stream of fixed interest payments at a rate of 2.59% and in turn, received variable interest payments based on 3-month LIBOR from the counterparties. The interest rate swaps were designated as cash flow hedges and expired on December 31, 2022.
During the three months ended March 31, 2020, we entered into two interest rate swaps with aggregate notional amounts totaling $400.0 million to hedge interest rate exposures associated with the 2024 Dollar Term Loans (which were subsequently replaced with the 2029 Dollar Term Loans). Under the terms of the interest rate swap agreements, the Company was required to pay the counterparties a stream of fixed interest payments at rates of 1.61% and 1.18% on $200.0 million of notional value for each instrument, and in turn, received variable interest payments based on 3-month LIBOR from the counterparties. The interest rate swaps were designated as cash flow hedges and expired on December 31, 2022.
During the three months ended March 31, 2023, we entered into one interest rate swap with a notional amount of $150.0 million to hedge interest rate exposures associated with the 2029 Dollar Term Loans. Under the terms of the interest rate swap agreement, the Company is required to pay the counterparty a stream of fixed interest payments at rates between 0.5% and 4.256% on $150.0 million of notional value, and in turn, receives variable interest payments based on 3-month SOFR from the counterparty. The interest rate swap is designated as a cash flow hedge and expires on March 31, 2024.
Gains and losses for hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
Cross-Currency Swaps Designated as Net Investment Hedges
During the three months ended December 31, 2018, we notionally exchanged $475.0 million at a weighted average interest rate of 4.47% for €416.6 million at a weighted average interest rate of 1.44%. The cross-currency swaps were designated as net investment hedges and expired on March 31, 2023.
During the three months ended December 31, 2020, the Company notionally exchanged $396.3 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.15%. The cross-currency swaps were designated as net investment hedges and were set to expire on February 15, 2029. During March 2022, these were settled resulting in cash proceeds of $25.0 million. Concurrently, the Company notionally exchanged $365.5 million at a weighted average interest rate of 3.375% for €335.0 million at a weighted average interest rate of 2.04%. The cross-currency swaps are designated as net investment hedges and expire on February 15, 2029.
During the three months ended March 31, 2023, three fixed-for-fixed cross-currency swaps with an aggregate notional amount totaling $475.0 million, previously executed in 2018 and discussed above, matured resulting in net cash proceeds of $29.4 million. Concurrently, the Company notionally exchanged $150.0 million at an interest rate of 7.256% for €142.3 million at an interest rate of 5.697%. The cross-currency swap is designated as a net investment hedge and expires on March 31, 2024.
During the three months ended December 31, 2023, the Company notionally exchanged $500.0 million at a weighted average interest rate of 7.25% for €467.0 million at a weighted average interest rate of 5.6225%. The cross-currency swaps were designated as a net investment hedge and expire on November 15, 2026.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following tables set forth the locations and amounts recognized during the year ended December 31, 2023, 2022 and 2021 for these cash flow and net investment hedges.

		Year Ended December 31,
		2023		2022		2021
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate caps	Interest expense, net	$—	$—	$—	$—	$—	$2.6
Interest rate swaps	Interest expense, net	(1.5)	(3.5)	(21.8)	6.8	(4.4)	29.3
Foreign currency forward contracts	Cost of goods sold	—	(0.2)	(0.2)	—	—	0.3
Cross-currency swaps	Interest expense, net	47.1	(10.2)	(67.9)	(20.3)	(80.7)	(19.5)
Over the next 12 months, we expect a gain of $0.4 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps.
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Year Ended December 31,
		2023	2022	2021
Foreign currency forward contracts	Other expense (income), net	$1.3	$(0.3)	$(7.3)

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
During the three months ended December 31, 2023, Axalta replaced Adjusted EBIT with Adjusted EBITDA as the primary measure to evaluate financial performance of the operating segments and allocate resources. Adjusted EBITDA excludes impacts of depreciation and amortization, foreign exchange remeasurement, stock-based compensation, non-cash and non-service components of long-term employee benefits and dividends in respect of noncontrolling interests, whereas these items were not excluded from Adjusted EBIT. Adjusted EBITDA is the primary measure used by our CODM to evaluate financial performance of the operating segments and allocate resources and is therefore our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting. Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Year Ended December 31,
	2023	2022	2021
Net sales (1):
Refinish	$2,084.3	$1,943.4	$1,776.4
Industrial	1,323.4	1,383.3	1,319.9
Total Net sales - Performance Coatings	3,407.7	3,326.7	3,096.3
Light Vehicle	1,340.4	1,181.1	1,013.1
Commercial Vehicle	436.0	376.6	306.8
Total Net sales - Mobility Coatings	1,776.4	1,557.7	1,319.9
Total Net sales	$5,184.1	$4,884.4	$4,416.2
Investment in unconsolidated affiliates:
Performance Coatings	$2.1	$2.1	$2.1
Mobility Coatings	9.2	8.2	7.8
Total	$11.3	$10.3	$9.9
(1)The Company has no intercompany sales between segments.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA (1):
Performance Coatings	$741.9	$700.0	$717.9
Mobility Coatings	209.5	110.8	129.9
Total	951.4	810.8	847.8
Interest expense, net	213.3	139.8	134.2
Depreciation and amortization	275.6	303.1	316.5
Debt extinguishment and refinancing-related costs (a)	9.9	14.7	0.2
Termination benefits and other employee-related costs (b)	17.5	24.4	36.9
Strategic review and retention costs (c)	—	—	9.7
Acquisition and divestiture-related costs (d)	2.7	2.9	16.3
Impairment charges (benefits) (e)	15.3	(0.4)	0.8
Site closure costs (f)	6.8	2.3	0.6
Foreign exchange remeasurement losses (g)	22.7	15.2	2.3
Long-term employee benefit plan adjustments (h)	9.2	(0.3)	(0.7)
Stock-based compensation (i)	26.2	22.2	14.9
Operational matter (j)	0.1	0.2	4.4
Brazil indirect tax (k)	(0.6)	—	(8.3)
Gains on sales of facilities (l)	(0.1)	(1.5)	(19.7)
Russia sanction-related impacts (m)	(1.5)	5.0	—
Commercial agreement restructuring impacts (n)	—	25.0	—
Other adjustments (o)	(0.4)	0.9	(0.8)
Income before income taxes	$354.7	$257.3	$340.5

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

(1)	The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)
Represents costs for legal, tax and other advisory fees pertaining to our review of strategic alternatives that was concluded in March 2020, as well as retention awards for certain employees that were earned over a period of 18-24 months, which ended in September 2021. These amounts are not considered indicative of our ongoing performance.

(d)
Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance. The amounts for the years ended December 31, 2023, 2202 and 2021 include $0.2 million, $1.9 million and $1.0 million, respectively, of due diligence and other related costs associated with unconsummated merger and acquisition transactions.

(e)	Represents impairment charges and benefits, which are not considered indicative of our ongoing operating performance. The losses recorded during the year ended December 31, 2023 were primarily due to the decision to demolish assets at a previously closed manufacturing site during the three months ended June 30, 2023 and the then anticipated exit of a non-core business category in the Mobility Coatings segment during the three months ended March 31, 2023. The amounts recorded during the year ended December 31, 2022 relate primarily to insurance recoveries on assets impaired in a prior year. The amounts recorded during the year ended December 31, 2021 include recovered gains on a previously impaired asset.

(f)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(g)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(h)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(i)	Represents non-cash impacts associated with stock-based compensation.

(j)	Represents expenses, changes in estimates and insurance recoveries for probable liabilities related to an operational matter in the Mobility Coatings segment discussed further in Note 5, which we do not consider indicative of our ongoing operating performance.

(k)	Represents non-recurring income related to a law change with respect to certain Brazilian indirect taxes which was recorded within other (income) expense, net.

(l)	Represents non-recurring income related to the sale of previously closed manufacturing facilities.

(m)	Represents expenses and associated changes to estimates related to sanctions imposed on Russia in response to the conflict with Ukraine for incremental reserves on accounts receivable and inventory, which we do not consider indicative of our ongoing operating performance. The benefits recorded during the year ended December 31, 2023 are related to changes in estimated inventory obsolescence and uncollectible accounts receivables. The benefits recorded during the year ended December 31, 2022 are related to changes in estimated inventory obsolescence.

(n)
Represents a non-cash charge associated with the forgiveness of a portion of up-front customer incentives with repayment features which was done along with our customer completing a recapitalization and restructuring of its indebtedness and the execution of a new long-term exclusive sales agreement with us. This amount is not considered to be indicative of our ongoing operating performance.

(o)	Represents costs for certain non-operational or non-cash (gains) losses, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2023	2022	2021
North America	$2,038.1	$2,022.0	$1,722.9
EMEA	1,776.1	1,604.1	1,618.7
Asia Pacific	780.5	735.0	671.1
Latin America (1)	589.4	523.3	403.5
Total (2)	$5,184.1	$4,884.4	$4,416.2
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2023	2022
North America	$521.2	$531.3
EMEA	375.9	350.8
Asia Pacific	200.6	213.0
Latin America (1)	106.6	95.1
Total (3)	$1,204.3	$1,190.2
(1)Includes Mexico.
(2)Net Sales are attributed to countries based on the customer's location. Sales to customers in China represented approximately 10%, 10% and 10% of the total for the years ended December 31, 2023, 2022 and 2021, respectively. Sales to customers in Germany represented approximately 7%, 7%, and 7% of the total for the years ended December 31, 2023, 2022 and 2021, respectively. Mexico represented 7%, 6%, and 5% of the total for the years ended December 31, 2023, 2022 and 2021, respectively. Canada, which is included in the North America region, represented approximately 3%, 4%, and 3% of total net sales for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $209.5 million and $198.7 million at December 31, 2023 and 2022, respectively. China long-lived assets amounted to approximately $170.7 million and $182.2 million at December 31, 2023 and 2022, respectively. Mexico long-lived assets amounted to approximately $68.9 million and $59.2 million at December 31, 2023 and 2022, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $5.6 million and $14.6 million at December 31, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(433.5)	$(36.3)	$2.9	$(466.9)
Current year deferrals to AOCI	69.5	(34.7)	1.8	36.6
Reclassifications from AOCI to Net income	(10.2)	0.7	(4.4)	(13.9)
Net Change	59.3	(34.0)	(2.6)	22.7
Balance, December 31, 2023	$(374.2)	$(70.3)	$0.3	$(444.2)
The cumulative income tax benefit related to the adjustments for foreign exchange at December 31, 2023 was $0.7 million. The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2023 was $29.3 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2023 was an immaterial amount. See Note 19 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(22)    SUBSEQUENT EVENTS
Debt Prepayment
On February 7, 2024, we voluntarily prepaid $50.0 million of the outstanding principal amount of the 2029 Dollar Term Loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company's directors required by Item 10 and not otherwise set forth below is contained under the caption "Proposal No. 1: Election of Directors" in Axalta's definitive Proxy Statement for the 2024 Annual General Meeting of Members (the "Proxy Statement") which the Company anticipates filing with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2023 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2023, 2022 and 2021 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2023	$22.6	5.7	(3.2)	$25.1
2022	$22.0	5.5	(4.9)	$22.6
2021	$26.5	1.7	(6.2)	$22.0
(1)Deductions include uncollectible accounts written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2023	$194.0	40.7	(1.2)	$233.5
2022	$210.9	30.7	(47.6)	$194.0
2021	$208.1	21.9	(19.1)	$210.9
(1)Additions and deductions include the impact of foreign currency translation.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

2.3*
Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Institutional and Management Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

2.4*
Minority Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Minority Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on November 11, 2014)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Description of the Axalta Coating Systems Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 19, 2020)

4.3*
Indenture, dated as of June 15, 2020, by and among Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B.B.V., as issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on June 15, 2020)

4.4*
Indenture, dated as of November 24, 2020, by and among Axalta Coating Systems, LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 24, 2020)

4.5*
Indenture, dated as of November 17, 2023, by and among Axalta Coating Systems Dutch Holding B B.V. , the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K) (File No. 011-36733), filed with the SEC on November 17, 2023

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.4*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.5*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.6*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.7*
Tenth Amendment to Credit Agreement, dated as of May 11, 2021, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 12, 2021)

10.8*
Eleventh Amendment to Credit Agreement and First Amendment to Amended and Restated Guaranty Agreement, dated as of December 20, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 20, 2022)

10.9*
Twelfth Amendment to Credit Agreement, dated as of July 1, 2023, executed and delivered by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on November 1, 2023

10.10*
Thirteenth Amendment to Credit Agreement, dated as of August 18, 2023, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on August 18, 2023) (the conformed Credit Agreement attached as Annex A to the Thirteenth Amendment reflects the inclusion of the amendment provisions of all thirteen amendments to the Credit Agreement)

10.11**
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

10.13*	Second Amended and Restated Guaranty Agreement dated as of December 20, 2022 among the guarantors named therein and Barclays Bank PLC, as administrative agent

10.14*
First Lien Inter creditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.43*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.44*
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.45*
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.46*
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.48*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.49*
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.50*
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.51*
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.52*
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.53*
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 25, 2018)

10.54*
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on July 26, 2018)

10.55*
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.56*
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 1, 2023)

10.57*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.58*
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.59*
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.60*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.61*
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.62*
Letter Agreement, dated as of November 15, 2022, between Axalta Coating Systems Ltd. and Chrishan Villavarayan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.63*
Executive Restrictive Covenant and Severance Agreement, dated as of November 15, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems, LLC and Chrishan Villavarayan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.64*
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 3, 2018, filed with the SEC on May 3, 2018)

10.65*
Axalta Coating Systems Ltd. Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement (File No. 001-36733) filed with the SEC on April 25, 2023)

10.66*
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.67*
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.68*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.69*
Letter Agreement, dated as of July 17, 2023, between Axalta Coating Systems Ltd. and Carl Anderson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 19, 2023)

10.70*
Separation and Release Agreement, dated as of July 19, 2023, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 19, 2023)

10.71*
Consulting Agreement, dated as of September 19, 2023, by and between Axalta Coating Systems Ltd. and Brian A. Berube (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on September 25, 2023)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Axalta Coating Systems Ltd. Dodd-Frank Incentive Compensation Recoupment Policy

101	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - XBRL Taxonomy Extension Schema Document

101	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - XBRL Taxonomy Extension Label Linkbase Document

101	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	The exhibit and schedule to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 2024.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Chris Villavarayan	Chief Executive Officer and President and Director	February 15, 2024
Chris Villavarayan	(Principal Executive Officer)

/s/ Carl D. Anderson II	Senior Vice President and Chief Financial Officer	February 15, 2024
Carl D. Anderson II	(Principal Financial Officer)

/s/ Anthony Massey	Vice President and Global Controller	February 15, 2024
Anthony Massey	(Principal Accounting Officer)

/s/ Rakesh Sachdev	Chair of the Board and Director	February 15, 2024
Rakesh Sachdev

/s/ Jan Bertsch	Director	February 15, 2024
Jan Bertsch

/s/ Steven M. Chapman	Director	February 15, 2024
Steven M. Chapman

/s/ William M. Cook	Director	February 15, 2024
William M. Cook

/s/ Tyrone M. Jordan	Director	February 15, 2024
Tyrone M. Jordan

/s/ Deborah J. Kissire	Director	February 15, 2024
Deborah J. Kissire

/s/ Robert M. McLaughlin	Director	February 15, 2024
Robert M. McLaughlin

/s/ Samuel L. Smolik	Director	February 15, 2024
Samuel L. Smolik

/s/ Kevin M. Stein	Director	February 15, 2024
Kevin M. Stein

/s/ Mary S. Zappone	Director	February 15, 2024
Mary S. Zappone