Form 10-Q
period 2024-03-31
Axalta Coating Systems Ltd.
filed 2024-05-01
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2024, there were 220,645,516 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,294	$1,284
Cost of goods sold	865	902
Selling, general and administrative expenses	207	206
Other operating charges	61	7
Research and development expenses	18	19
Amortization of acquired intangibles	22	25
Income from operations	121	125
Interest expense, net	54	48
Other expense, net	8	1
Income before income taxes	59	76
Provision for income taxes	20	15
Net income	39	61
Less: Net loss attributable to noncontrolling interests	(2)	—
Net income attributable to common shareholders	$41	$61
Basic net income per share	$0.18	$0.27
Diluted net income per share	$0.18	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$39	$61
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(44)	45
Unrealized loss on derivatives	—	(2)
Unrealized gain on pension and other benefit plan obligations	1	—
Other comprehensive (loss) income, before tax	(43)	43
Income tax provision related to items of other comprehensive (loss) income	1	—
Other comprehensive (loss) income, net of tax	(44)	43
Comprehensive (loss) income	(5)	104
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(1)
Comprehensive (loss) income attributable to common shareholders	$(3)	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$624	$700
Restricted cash	3	3
Accounts and notes receivable, net	1,242	1,260
Inventories	751	741
Prepaid expenses and other current assets	140	117
Total current assets	2,760	2,821
Property, plant and equipment, net	1,174	1,204
Goodwill	1,554	1,591
Identifiable intangibles, net	1,087	1,130
Other assets	514	526
Total assets	$7,089	$7,272
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$721	$725
Current portion of borrowings	20	26
Other accrued liabilities	591	677
Total current liabilities	1,332	1,428
Long-term borrowings	3,407	3,478
Accrued pensions	241	252
Deferred income taxes	155	162
Other liabilities	179	179
Total liabilities	5,314	5,499
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 254.2 and 253.7 shares issued at March 31, 2024 and December 31, 2023, respectively	254	254
Capital in excess of par	1,575	1,568
Retained earnings	1,327	1,286
Treasury shares, at cost, 33.6 shares at March 31, 2024 and December 31, 2023	(937)	(937)
Accumulated other comprehensive loss	(488)	(444)
Total Axalta shareholders’ equity	1,731	1,727
Noncontrolling interests	44	46
Total shareholders’ equity	1,775	1,773
Total liabilities and shareholders’ equity	$7,089	$7,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2023	220.1	$254	$1,568	$1,286	$(937)	$(444)	$46	$1,773
Comprehensive income:
Net income	—	—	—	41	—	—	(2)	39
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(45)	—	(45)
Total comprehensive income (loss)	—	—	—	41	—	(44)	(2)	(5)
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.5	—	1	—	—	—	—	1
Balance at March 31, 2024	220.6	$254	$1,575	$1,327	$(937)	$(488)	$44	$1,775

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2022	220.6	$252	$1,537	$1,019	$(887)	$(467)	$46	$1,500
Comprehensive income:
Net income	—	—	—	61	—	—	—	61
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	46	(1)	45
Total comprehensive income	—	—	—	61	—	44	(1)	104
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.9	1	4	—	—	—	—	5
Balance at March 31, 2023	221.5	$253	$1,547	$1,080	$(887)	$(423)	$45	$1,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$39	$61
Adjustment to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	68	70
Amortization of deferred financing costs and original issue discount	2	2
Debt extinguishment and refinancing-related costs	3	2
Deferred income taxes	6	2
Realized and unrealized foreign exchange losses, net	9	5
Stock-based compensation	6	6
Impairment charges	—	7
Interest income on swaps designated as net investment hedges	(3)	(6)
Other non-cash, net	2	3
Changes in operating assets and liabilities:
Trade accounts and notes receivable	4	(92)
Inventories	(20)	39
Prepaid expenses and other assets	(40)	(30)
Accounts payable	11	(22)
Other accrued liabilities	(75)	(96)
Other liabilities	22	(3)
Cash provided by (used for) operating activities	34	(52)
Investing activities:
Purchase of property, plant and equipment	(22)	(42)
Interest proceeds on swaps designated as net investment hedges	3	6
Settlement proceeds on swaps designated as net investment hedges	—	29
Other investing activities, net	—	1
Cash used for investing activities	(19)	(6)
Financing activities:
Proceeds from short-term borrowings	—	9
Proceeds from long-term borrowings	107	—
Payments on short-term borrowings	(5)	(14)
Payments on long-term borrowings	(183)	(76)
Financing-related costs	(2)	(6)
Net cash flows associated with stock-based awards	1	5
Deferred acquisition-related consideration	—	(7)
Other financing activities, net	—	1
Cash used for financing activities	(82)	(88)
Decrease in cash	(67)	(146)
Effect of exchange rate changes on cash	(9)	6
Cash at beginning of period	703	655
Cash at end of period	$627	$515

Cash at end of period reconciliation:
Cash and cash equivalents	$624	$512
Restricted cash	3	3
Cash at end of period	$627	$515
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at March 31, 2024, the results of operations, comprehensive (loss) income, changes in shareholders' equity and cash flows for the three months ended March 31, 2024 and 2023. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our entities are accounted for on a one-month lag basis, the effect of which is not material.
In the current year, we changed the presentation in our condensed consolidated financial statements to whole millions from our historical presentation of tenths of millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024 or any future period(s).
Summary of Significant Accounting Policies Updates
Recently Adopted Accounting Guidance
In January 2023, we adopted Accounting Standards Update ("ASU") 2022-04, Liabilities – Supplier Finance Programs, which codifies disclosure requirements for supplier financing programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. Upon adoption of this ASU, we incorporated the required disclosures in Note 14. In addition to the disclosures included in Note 14, ASU 2022-04 requires a rollforward of activity for each supplier financing program beginning with annual reporting for the year ended December 31, 2024, at which time we will incorporate the required rollforward disclosure.
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280), to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07 on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our financial statements.
In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 34-99678 and No. 33-11275 (the "Final Rules"), The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosures in the notes to the audited financial statements relating to the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The financial statement disclosure requirements of the Final Rules are effective for fiscal years beginning in 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules. We are currently evaluating the impact of the Final Rules.
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the condensed consolidated balance sheets. The contract asset balances at March 31, 2024 and December 31, 2023 were $36 million and $39 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. Substantially all of the termination clauses in these contractual arrangements include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. BIPs are assessed for recoverability annually or more frequently when certain circumstances arise. At March 31, 2024 and December 31, 2023, the total carrying value of BIPs were $151 million and $149 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, $14 million and $16 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2023 to March 31, 2024 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2023	$1,513	$78	$1,591
Foreign currency translation	(35)	(2)	(37)
Balance at March 31, 2024	$1,478	$76	$1,554
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$161	$(91)	$70	11.2
Trademarks—indefinite-lived	258	—	258	Indefinite
Trademarks—definite-lived	139	(62)	77	14.5
Customer relationships	1,176	(494)	682	19.0
Total	$1,734	$(647)	$1,087

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$162	$(88)	$74	11.2
Trademarks—indefinite-lived	264	—	264	Indefinite
Trademarks—definite-lived	142	(60)	82	14.5
Customer relationships	1,194	(484)	710	19.0
Total	$1,762	$(632)	$1,130

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2024 and each of the succeeding five years is:

Remainder of 2024	$66
2025	87
2026	87
2027	86
2028	73
2029	68
(4)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the "2024 Transformation Initiative"). The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed by 2026. The 2024 Transformation Initiative is expected to result in a net reduction to our workforce of approximately 600 employees globally and total pre-tax charges of $75-110 million in the aggregate, of which $65-90 million represents severance and other exit-related costs and $10-20 million represents non-cash accelerated depreciation charges. Future cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $95-135 million, inclusive of $30-45 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $55 million for the three months ended March 31, 2024, which primarily relates to employee severance and other exit costs associated with a net reduction to our workforce globally.
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three months ended March 31, 2024 and 2023, we incurred costs of $55 million and $0 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2023 to March 31, 2024:

2024 Activity
Balance at December 31, 2023	$16
Expenses, net of changes to estimates	55
Payments made	(12)
Foreign currency translation	(1)
Balance at March 31, 2024	$58
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At March 31, 2024 and December 31, 2023, we had outstanding Customer Obligation Guarantees of $19 million and $10 million, respectively. Substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either March 31, 2024 or December 31, 2023.
Operational Matter
In January 2021, we became aware of an operational matter affecting certain North America Mobility Coatings customer manufacturing sites. The matter involves the use and application of certain of our products in combination with and incorporated within third-party products. The matter occurred over a discrete period during the fourth quarter of 2020. We

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
concluded that losses from this matter were probable and that a majority of losses would be covered under our insurance policies, subject to deductible and policy limits as defined in our policies.
During each of the three months ended March 31, 2024 and 2023, expenses recorded relating to the operational matter were immaterial. At March 31, 2024 and December 31, 2023, we had $32 million and $36 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $30 million and $31 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1	$2
Interest cost	5	5
Expected return on plan assets	(3)	(3)
Amortization of actuarial loss, net	1	—
Net periodic benefit cost	$4	$4
All non-service components of net periodic benefit cost are recorded in other expense, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During each of the three months ended March 31, 2024 and 2023, we recognized $6 million in stock-based compensation expense, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $1 million for each of the three months ended March 31, 2024 and 2023.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
2024 Activity
A summary of stock option award activity as of and for the three months ended March 31, 2024 is presented below.

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2024	0.5	$28.33
Granted	—	$—
Exercised	(0.1)	$27.00
Forfeited / Expired (1)	—	$32.50
Outstanding at March 31, 2024	0.4	$28.56
Vested and expected to vest at March 31, 2024	0.4	$28.56	$2	3.64
Exercisable at March 31, 2024	0.4	$28.56	$2	3.64
(1)    Activity during the three months ended March 31, 2024 rounds to zero.
Cash received by the Company upon exercise of options for the three months ended March 31, 2024 was $3 million. No excess tax benefits or shortfall expenses were recorded related to these exercises.
At March 31, 2024, there was no unrecognized expense relating to unvested stock options.

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	1.3	$28.71
Granted	0.5	$32.48
Vested	(0.4)	$29.06
Forfeited	(0.1)	$29.45
Outstanding at March 31, 2024	1.3	$30.06
Tax benefits on the vesting of restricted stock units during the three months ended March 31, 2024 were immaterial.
At March 31, 2024, there was $26 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	0.8	$33.20
Granted	0.3	$38.52
Vested (1)	—	$29.53
Forfeited	(0.2)	$30.50
Outstanding at March 31, 2024	0.9	$35.79
(1)    Activity during the three months ended March 31, 2024 rounds to zero.
Our performance share units allow for participants to vest in zero to 200% of the targeted number of shares granted. At March 31, 2024, there was $24 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.4 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(8)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2024	2023
Foreign exchange losses, net	$5	$2
Debt extinguishment and refinancing-related costs (1)	3	2
Other miscellaneous income, net	—	(3)
Total	$8	$1
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 15.
(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Effective Tax Rate	33.9%	20.2%
The higher effective tax rate for the three months ended March 31, 2024 was primarily due to the tax impacts of the 2024 Transformation Initiative pre-tax charges, as well as the 2023 favorable impact of changes in unrecognized tax benefits, which did not repeat in 2024.
The effective tax rate for the three months ended March 31, 2024 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded unfavorable impacts for changes in the valuation allowance and for increases in unrecognized tax benefits. These adjustments were primarily offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two framework that imposes, among other items, a minimum tax rate of 15% has been implemented by several jurisdictions in which we operate, with effect from January 1, 2024. The effect of enacted Pillar Two taxes did not have a significant impact on our condensed consolidated financial statements. We will continue to monitor the implementation of Pillar Two by additional jurisdictions and will evaluate the potential impact on our consolidated financial statements.
We anticipate that it is reasonably possible our unrecognized tax benefits will decrease by $46 million, exclusive of interest and penalties, within the next 12 months mainly due to the expiration of statutes of limitations in various countries and the expected final assessment from the 2010-2013 German income tax audit which concluded in 2021.

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

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income to common shareholders	$41	$61
Basic weighted average shares outstanding	220.3	221.2
Diluted weighted average shares outstanding	221.3	222.1
Net income per common share (1):
Basic net income per share	$0.18	$0.27
Diluted net income per share	$0.18	$0.27
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2024 and 2023 were 0.1 million and 0.8 million, respectively.
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness; past transaction history with the customer; current economic industry trends; changes in market or regulatory matters; changes in geopolitical matters; and changes in customer payment terms, as well as other macroeconomic factors.

	March 31, 2024	December 31, 2023
Accounts receivable - trade, net (1)	$1,035	$1,043
Notes receivable	74	79
Other (2)	133	138
Total	$1,242	$1,260
(1)    Allowance for doubtful accounts was $24 million and $25 million at March 31, 2024 and December 31, 2023, respectively.
(2)    Includes $32 million and $36 million at March 31, 2024 and December 31, 2023, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $1 million and $4 million was included within selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively, and benefits of $1 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the three months ended March 31, 2023.
(12)    INVENTORIES

	March 31, 2024	December 31, 2023
Finished products	$411	$405
Semi-finished products	128	126
Raw materials	184	182
Stores and supplies	28	28
Total	$751	$741
Inventory reserves were $26 million and $27 million at March 31, 2024 and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2024	December 31, 2023
Property, plant and equipment	$2,435	$2,454
Accumulated depreciation	(1,261)	(1,250)
Property, plant and equipment, net	$1,174	$1,204
Depreciation expense amounted to $31 million and $29 million for the three months ended March 31, 2024 and 2023, respectively.
(14)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China that is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. Amounts outstanding under this program were $10 million at March 31, 2023, including $2 million related to purchases of property, plant and equipment. An immaterial amount was outstanding under this program at March 31, 2024. Cash outflows under this program were $4 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.
We maintain a voluntary supply chain financing ("SCF") program with a global financial institution that allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $28 million at March 31, 2024 and December 31, 2023.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account ("VCA") and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive accelerated payments for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $6 million and $8 million at March 31, 2024 and December 31, 2023, respectively.
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
(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2024	December 31, 2023
2029 Dollar Term Loans	$1,711	$1,786
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	56	62
Unamortized original issue discount	(15)	(17)
Unamortized deferred financing costs	(25)	(27)
Total borrowings, net	3,427	3,504
Less:
Short-term borrowings	3	7
Current portion of long-term borrowings	17	19
Long-term debt	$3,407	$3,478

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Our senior secured credit facilities (the "Senior Secured Credit Facilities") consist of a term loan due 2029 (the "2029 Dollar Term Loans") and a revolving credit facility (the "Revolving Credit Facility") that is governed by a credit agreement (as amended, the "Credit Agreement").
Revolving Credit Facility
At both March 31, 2024 and December 31, 2023, letters of credit issued under the Revolving Credit Facility totaled $22 million, which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $528 million at both March 31, 2024 and December 31, 2023.
Significant Transactions
During the three months ended March 31, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $1 million for the three months ended March 31, 2024, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on the Secured Overnight Financing Rate ("SOFR"), from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss on financing-related costs during the three months ended March 31, 2024 related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2024.

Remainder of 2024	$15
2025	21
2026	21
2027	521
2028	22
Thereafter	2,867
Total borrowings	3,467
Unamortized original issue discount	(15)
Unamortized deferred financing costs	(25)
Total borrowings, net	$3,427
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2024 and December 31, 2023.

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (1)	$—	$11	$—	$11	$—	$8	$—	$8
Other assets:
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Cross-currency swaps (1)	—	—	—	—	—	8	—	8
Contingent consideration	—	—	9	9	—	—	8	8
Other liabilities:
Cross-currency swaps (1)	—	19	—	19	—	38	—	38
Long-term borrowings:
2029 Dollar Term Loans	—	1,715	—	1,715	—	1,794	—	1,794
2027 Dollar Senior Notes	—	483	—	483	—	487	—	487
2029 Dollar Senior Notes	—	626	—	626	—	633	—	633
2031 Dollar Senior Notes	—	520	—	520	—	527	—	527
(1)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities for the three months ended March 31, 2024.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2023	$8
Change in fair value	1
Foreign currency translation	—
Ending balance at March 31, 2024	$9
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
One fixed-for-fixed cross-currency swap with a notional amount of $150 million, previously executed in 2023, was set to mature on March 31, 2024. We extended the maturity on this cross-currency swap to September 30, 2025 and reset the terms. Under the terms of this reset cross-currency swap agreement, we notionally exchanged $150 million at an interest rate of 6.692% for €142 million at an interest rate of 4.899%. The cross-currency swap is designated as a net investment hedge. This cross-currency swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within accumulated other comprehensive loss ("AOCI").

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Interest Rate Swaps Designated as Cash Flow Hedges
An interest rate swap with a notional amount of $150 million, which was previously executed in 2023 and set to expire on March 31, 2024, was terminated early on March 27, 2024. Concurrently, we entered into an interest rate swap with a notional amount of $150 million to hedge interest rate exposures associated with the 2029 Dollar Term Loans. Under the terms of the interest rate swap agreement, the Company is required to pay the counter-party a stream of fixed interest payments at a rate of 4.692% on $150 million of notional value, and in turn, receives variable interest payments based on 3-month SOFR from the counter-party subject to a floor of 0.5%. The interest rate swap is designated as a cash flow hedge and expires on September 30, 2025. This interest rate swap is marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings.
Gains and losses for hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.
The following table sets forth the locations and amounts recognized during the three months ended March 31, 2024 and 2023 for the Company's cash flow and net investment hedges.

		Three Months Ended March 31,
		2024		2023
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$—	$—	$(1)	$(2)
Cross-currency swaps	Interest expense, net	(33)	(4)	7	(4)
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment under ASC 815, Derivatives and hedging, are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2024	2023
Foreign currency forward contracts	Other expense, net	$(4)	$(3)
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

	Three Months Ended March 31,
	2024	2023
Net sales (1):
Refinish	$519	$498
Industrial	329	349
Total Net sales Performance Coatings	848	847
Light Vehicle	342	329
Commercial Vehicle	104	108
Total Net sales Mobility Coatings	446	437
Total Net sales	$1,294	$1,284
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDA (1):
Performance Coatings	$196	$169
Mobility Coatings	63	44
Total	259	213
Interest expense, net	54	48
Depreciation and amortization	68	70
Debt extinguishment and refinancing-related costs (a)	3	2
Termination benefits and other employee-related costs (b)	55	—
Acquisition and divestiture-related costs (c)	2	1
Impairment charges (d)	—	7
Foreign exchange remeasurement losses (e)	5	2
Long-term employee benefit plan adjustments (f)	3	2
Stock-based compensation (g)	6	6
Environmental charge (h)	4	—
Other adjustments (i)	—	(1)
Income before income taxes	$59	$76

(1)	The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents impairment charges, which are not considered indicative of our ongoing operating performance. The amount recorded during the three months ended March 31, 2023 relates to a loss recorded due to the then anticipated exit of a non-core business category in the Mobility Coatings segment.

(e)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(f)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(g)	Represents non-cash impacts associated with stock-based compensation.

(h)	Represents costs related to certain environmental remediation activities, which are not considered indicative of our ongoing operating performance.

(i)	Represents costs for certain non-operational or non-cash gains, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2023	$(374)	$(70)	$—	$(444)
Current year deferrals to AOCI	(41)	—	—	(41)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(45)	1	—	(44)
Balance, March 31, 2024	$(419)	$(69)	$—	$(488)
The cumulative income tax expense related to the adjustments for foreign exchange at March 31, 2024 was immaterial. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2024 was $29 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at March 31, 2024 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(434)	$(36)	$3	$(467)
Current year deferrals to AOCI	50	—	1	51
Reclassifications from AOCI to Net income	(4)	—	(3)	(7)
Net Change	46	—	(2)	44
Balance, March 31, 2023	$(388)	$(36)	$1	$(423)
The cumulative income tax benefit related to the adjustments for foreign exchange at March 31, 2023 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2023 was $14 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at March 31, 2023 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.
(19)    SUBSEQUENT EVENTS
Share repurchase program
In April 2024, our Board of Directors authorized a common share repurchase program of $700 million replacing the previous program, which had $367 million in authorization remaining.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipated," "expect," "believe," "intend," "estimates," "projections," "could," "should," "would," "may," "will," "future," "committing," "can,""assumptions," "potential" and "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, geopolitical and technological factors outside of our control, as well as risks related to the execution of the 2024 Transformation Initiative, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we have filed with, or furnished to, the Securities and Exchange Commission ("SEC"), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 0.8%, including a 0.7% benefit from foreign currency translation, for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increased net sales were driven by higher average selling price and product mix of 0.4%, partially offset by lower volumes of 0.3%. The following trends impacted our segment net sales performance for the three months ended March 31, 2024:
•Performance Coatings: Net sales increased 0.2% for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increased net sales were driven by higher average selling price and product mix of 1.1% and a tailwind of 0.7% from favorable foreign currency translation driven by fluctuations of the Mexican Peso, Euro and British Pound, partially offset by the Chinese Yuan, compared to the U.S. Dollar. These gains were partially offset by lower sales volumes of 1.6% despite positive contributions from the Andre Koch acquisition.
•Mobility Coatings: Net sales increased 2.0% for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The increased net sales were driven by higher sales volumes of 2.3% and a tailwind of 0.7% from favorable foreign currency translation driven by fluctuations of the Mexican Peso, Brazilian Real and Euro, partially offset by the Chinese Yuan, compared to the U.S. Dollar. These gains were partially offset by lower average selling price and product mix of 1.0%.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2024 and 2023, as follows:

(In millions)	Three Months Ended March 31,		2024 vs 2023
	2024	2023	% change
Performance Coatings
Refinish	$519	$498	4.4%
Industrial	329	349	(5.8)%
Total Net sales Performance Coatings	848	847	0.2%
Mobility Coatings
Light Vehicle	342	329	4.1%
Commercial Vehicle	104	108	(4.3)%
Total Net sales Mobility Coatings	446	437	2.0%
Total Net sales	$1,294	$1,284	0.8%
2024 Transformation Initiative
During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base, improve financial performance and cash flow generation. The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and the Company expects them to be completed by 2026. See Liquidity and Capital Resources included elsewhere in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Capital and Liquidity Highlights
During the three months ended March 31, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR, from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously disclosed under such heading in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$1,294	$1,284	$10	0.8%
Exchange rate effect				0.7%
Price/Mix effect				0.4%
Volume effect				(0.3)%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net sales increased primarily due to the following:
● Favorable impacts of currency translation due primarily to the fluctuations of the Mexican Peso, Euro, Brazilian Real and British Pound, partially offset by the Chinese Yuan, compared to the U.S. Dollar

● Higher average selling prices and product mix driven by Performance Coatings
● Decreased amortization related to BIPs of $2 million
Partially offset by:
● Lower sales volumes within Performance Coatings, partially offset by higher sales volumes in Mobility Coatings
Cost of sales

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Cost of sales	$865	$902	$(37)	(4.1)%
% of net sales	66.8%	70.2%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Cost of sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Lower sales volumes within Performance Coatings, partially offset by higher sales volumes in Mobility Coatings
● Decreased expense of $1 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Increase of $1 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
● Unfavorable impacts of currency translation of 0.7% due primarily to the fluctuations of the Mexican Peso, Euro, Brazilian Real and British Pound, partially offset by the Chinese Yuan, compared to the U.S. Dollar

Cost of sales as a percentage of net sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Higher average selling prices and product mix driven by Performance Coatings
● Decreased expense associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Increase of $1 million in inventory charges related to obsolescence, quality and yield loss in manufacturing

Selling, general and administrative expenses

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
SG&A	$207	$206	$1	0.5%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Selling, general and administrative expenses remained consistent primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Unfavorable impacts of currency translation of 0.5% due primarily to the fluctuations of the Euro and Mexican Peso, partially offset by the Chinese Yuan, compared to the U.S. Dollar
Offset by:
● Decrease of $5 million in commissions resulting from changes to contractual arrangements
● Decrease of $3 million in bad debt expense
Other operating charges

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Other operating charges	$61	$7	$54	771.4%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Other operating charges increased primarily due to the following:
● Increase of $55 million in termination benefits and other employee-related costs associated with the 2024 Transformation Initiative
● $4 million in environmental remediation costs recognized in the current year period
● Increase of $1 million in acquisition-related costs in the current year period
Partially offset by:
● $7 million impairment charge recognized in the prior year period related to the then anticipated exit of a non-core business category in the Mobility Coatings segment
Research and development expenses

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Research and development expenses	$18	$19	$(1)	(5.3)%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research and development expenses remained generally consistent:
● Impacts of currency translation were immaterial when compared to the prior year period

Amortization of acquired intangibles

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Amortization of acquired intangibles	$22	$25	$(3)	(12.0)%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization of $4 million from intangibles reaching the end of their useful lives, primarily relating to intangibles from the 2013 DuPont Performance Coatings acquisition
Partially offset by:
● Increased amortization of $1 million associated with assets acquired in the prior year
● Impacts of currency translation were immaterial when compared to the prior year period
Interest expense, net

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Interest expense, net	$54	$48	$6	12.5%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Interest expense, net increased primarily due to the following:
•Unfavorable impact of $9 million attributable to our 2031 Dollar Senior Notes which were issued in November 2023
● Decreased benefit of $3 million from derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Partially offset by:
•Favorable impact of $5 million attributable to the redemption of our Euro-denominated Senior Notes previously due in 2025 in November 2023
● Favorable impact of $2 million attributable to lower principal on our 2029 Dollar Term Loans, primarily as a result of $200 million of prepayments during the twelve months ended March 31, 2024, partially offset by the increased variable interest rate

● Impacts of currency translation were immaterial when compared to the prior year period

Other expense, net

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Other expense, net	$8	$1	$7	700.0%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Other expense, net increased due to the following:
● Unfavorable impact of foreign exchange losses of $3 million when compared with the prior year period, primarily driven by fluctuations of the Euro compared to the U.S. Dollar
● Increased debt extinguishment and refinancing-related costs of $1 million primarily driven by the repricing of our 2029 Dollar Term Loans in March 2024 and write-offs related to $75 million of prepayments on our 2029 Dollar Term Loans

● Decreased miscellaneous income, net of $3 million
Provision for income taxes

	Three Months Ended March 31,
	2024	2023
Income before income taxes	$59	$76
Provision for income taxes	20	15
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	33.9%	20.2%
Effective tax rate vs. statutory U.S. Federal income tax rate	12.9%	(0.8)%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2024	2023
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(6)	$(7)
Changes in valuation allowance (2)	16	8
Foreign exchange losses (gains), net	(6)	—
Non-deductible expenses and interest	1	1
Changes in unrecognized tax benefits	2	(2)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) Changes in valuation allowance primarily relates to operations in Luxembourg, the Netherlands, and the United Kingdom.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$848	$847	$1	0.2%
Price/Mix effect				1.1%
Exchange rate effect				0.7%
Volume effect				(1.6)%

Adjusted EBITDA	$196	$169	$27	16.1%
Adjusted EBITDA Margin	23.1%	20.0%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net sales increased primarily due to the following:
● Higher average selling prices and product mix driven by the refinish end-market
● Favorable impacts of currency translation due primarily to fluctuations of the Mexican Peso, Euro and British Pound, partially offset by the Chinese Yuan, compared to the U.S. Dollar
● Decreased amortization related to BIPs of $1 million
Partially offset by:
● Lower sales volumes driven by the industrial end-market due to a weaker industrial market environment and the strategic decision to exit certain low-margin categories, partially offset by increased sales volumes in the refinish end-market from the Andre Koch acquisition

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher average selling prices and product mix driven by the refinish end-market
● Favorable impacts of currency translation due primarily to fluctuations of the Mexican Peso and Euro compared to the U.S. Dollar
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Lower sales volumes driven by the industrial end-market due to a weaker industrial market environment and the strategic decision to exit certain low-margin categories, partially offset by increased sales volumes in the refinish end-market

Mobility Coatings Segment

	Three Months Ended March 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$446	$437	$9	2.0%
Volume effect				2.3%
Exchange rate effect				0.7%
Price/Mix effect				(1.0)%

Adjusted EBITDA	$63	$44	$19	43.9%
Adjusted EBITDA Margin	14.2%	10.1%
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net sales increased primarily due to the following:
● Higher sales volumes driven by the light vehicle end-market, partially offset by decreased sales volumes in the commercial vehicle end-market driven by softer demand trends
● Favorable impacts of currency translation due primarily to fluctuations of the Mexican Peso, Brazilian Real and Euro, partially offset by the Chinese Yuan, compared to the U.S. Dollar.
● Decreased amortization related to BIPs of $1 million
Partially offset by:
● Lower average selling prices and product mix driven by Latin America

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes driven by the light vehicle end-market, partially offset by decreased sales volumes in the commercial vehicle end-market driven by softer demand trends
● Decreased expense of $1 million associated with utilization at certain manufacturing sites
● Favorable impacts of currency translation due primarily to fluctuations of the Mexican Peso compared to the U.S. Dollar
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Lower average selling prices and product mix driven by Latin America
● Increase of $1 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2024, availability under the Revolving Credit Facility was $528 million, net of $22 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the "Senior Notes"). At March 31, 2024, we had an immaterial amount of outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $58 million.
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

During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base, improve financial performance and cash flow generation. Future cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $95-135 million. We estimate that, once fully executed, the 2024 Transformation Initiative will yield net savings, inclusive of non-labor savings and costs for backfilling certain roles, of approximately $75 million on an annualized basis. We expect $10 million of the run-rate savings from the 2024 Transformation Initiative to be realized in 2024 with the full run-rate expected to be realized during 2026. See Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Cash Flows

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by (used for):
Operating activities:
Net income	$39	$61
Depreciation and amortization	68	70
Amortization of deferred financing costs and original issue discount	2	2
Debt extinguishment and refinancing-related costs	3	2
Deferred income taxes	6	2
Realized and unrealized foreign exchange losses, net	9	5
Stock-based compensation	6	6
Impairment charges	—	7
Interest income on swaps designated as net investment hedges	(3)	(6)
Other non-cash, net	2	3
Net income adjusted for non-cash items	132	152
Changes in operating assets and liabilities	(98)	(204)
Operating activities	34	(52)
Investing activities	(19)	(6)
Financing activities	(82)	(88)
Effect of exchange rate changes on cash	(9)	6
Net decrease in cash	$(76)	$(140)
Three months ended March 31, 2024
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $34 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $132 million. This was partially offset by net uses of working capital of $98 million, for which the most significant drivers were decreases in other accrued liabilities of $75 million as well as increases in prepaid expenses and other assets and inventories of $40 million and $20 million, respectively. These outflows were driven primarily by seasonal cash payments for employee-related benefits, timing of payments to vendors, payments of BIPs and increased production. These outflows were partially offset by increases in other liabilities of $22 million largely driven by accruals related to the 2024 Transformation Initiative and timing of payments and accounts payable of $11 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2024 was $19 million. The primary use was for purchases of property, plant and equipment of $22 million, partially offset by proceeds of $3 million from interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2024 was $82 million. The primary uses were prepayments of $75 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual repayments of $6 million on borrowings and payments of $2 million for fees associated with repricing our 2029 Dollar Term Loans in March 2024. The 2029 Dollar Term Loans repricing resulted in $107 million of constructive financing cash inflows and corresponding constructive financing cash outflows.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2024 were unfavorable by $9 million, which was driven primarily by the fluctuations of the Euro compared to the U.S. Dollar.
Three months ended March 31, 2023
Net Cash Used for Operating Activities
Net cash used for operating activities for the three months ended March 31, 2023 was $52 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $152 million. This was offset by net uses of working capital of $204 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $92 million and $30 million, respectively, as well as decreases in other accrued liabilities and accounts payable of $96 million and $22 million, respectively. These outflows were driven primarily by timing of collections and payments, payments of BIPs and largely seasonal cash payments for employee-related benefits and were partially offset by decreases in inventories of $39 million as a result of lower production levels as we intentionally managed inventory levels.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2023 was $6 million. The primary use was for purchases of property, plant and equipment of $42 million, partially offset by proceeds of $35 million from settlements and interest from swaps designated as net investment hedges.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2023 was $88 million. The change was primarily driven by prepayments of $75 million of outstanding principal of the 2029 Dollar Term Loans, routine repayments of $15 million on borrowings, payments totaling $7 million for acquisition-related consideration and payments of $6 million for fees associated with refinancing our term loan due 2024, partially offset by proceeds of $9 million from a short-term borrowing and $5 million net cash received from our stock-based compensation program.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2023 were favorable by $6 million, which was driven primarily by the fluctuations of the Mexican Peso and Euro compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at March 31, 2024 and December 31, 2023 of $624 million and $700 million, respectively. Of these balances, $481 million and $462 million were maintained in non-U.S. jurisdictions at March 31, 2024 and December 31, 2023, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
Our business may not generate sufficient net cash provided by operating activities and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, selling additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities. Based on our forecasts, we believe that net cash provided by operating activities, available cash on hand and available borrowing capacity under our Senior Secured Credit Facilities and other existing lines of credit will be adequate to service debt, fund our cost saving initiatives, meet liquidity needs and fund necessary capital expenditures for the next twelve months.
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

If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future and elevated interest rates, as experienced during 2022 and 2023 and continuing in 2024, may further increase our interest expense and weaken our financial condition.
The following table details our borrowings outstanding at the dates indicated:

(In millions)	March 31, 2024	December 31, 2023
2029 Dollar Term Loans	$1,711	$1,786
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	56	62
Unamortized original issue discount	(15)	(17)
Unamortized deferred financing costs	(25)	(27)
Total borrowings, net	3,427	3,504
Less:
Short-term borrowings	3	7
Current portion of long-term borrowings	17	19
Long-term debt	$3,407	$3,478
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our leverage and associated interest payments as well as our working capital needs. Availability under the Revolving Credit Facility was $528 million at both March 31, 2024 and December 31, 2023, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR, from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss on financing-related costs during the three months ended March 31, 2024 related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 6 and Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. As noted above and within Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have made prepayments during the three months ended March 31, 2024 of $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. There have been no other material changes in the Company's contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The preparation of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1*
Fourteenth Amendment to Credit Agreement, dated as of March 18, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on March 18, 2024)

10.2	Performance Share Unit Retirement Provisions

10.3	Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA)

10.4	Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR)

10.5	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

^	Denotes management contract or compensatory plan or arrangement.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	May 1, 2024	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 1, 2024	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)