Form 10-Q
period 2024-06-30
Axalta Coating Systems Ltd.
filed 2024-08-01
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2024, there were 219,304,924 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,351	$1,294	$2,645	$2,578
Cost of goods sold	891	904	1,756	1,806
Selling, general and administrative expenses	213	210	420	416
Other operating charges	2	2	63	9
Research and development expenses	18	19	36	38
Amortization of acquired intangibles	22	21	44	46
Income from operations	205	138	326	263
Interest expense, net	50	55	104	103
Other (income) expense, net	(1)	9	7	10
Income before income taxes	156	74	215	150
Provision for income taxes	43	13	63	28
Net income	113	61	152	122
Less: Net income (loss) attributable to noncontrolling interests	1	—	(1)	—
Net income attributable to common shareholders	$112	$61	$153	$122
Basic net income per share	$0.51	$0.27	$0.70	$0.55
Diluted net income per share	$0.51	$0.27	$0.69	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$113	$61	$152	$122
Other comprehensive income, before tax:
Foreign currency translation adjustments	(29)	1	(73)	46
Unrealized gain (loss) on derivatives	—	1	—	(1)
Unrealized gain on pension and other benefit plan obligations	1	1	2	1
Other comprehensive (loss) income, before tax	(28)	3	(71)	46
Income tax provision related to items of other comprehensive income	1	—	2	—
Other comprehensive (loss) income, net of tax	(29)	3	(73)	46
Comprehensive income	84	64	79	168
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	(1)	(1)
Comprehensive income attributable to common shareholders	$83	$64	$80	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$840	$700
Restricted cash	3	3
Accounts and notes receivable, net	1,268	1,260
Inventories	745	741
Prepaid expenses and other current assets	158	117
Total current assets	3,014	2,821
Property, plant and equipment, net	1,158	1,204
Goodwill	1,549	1,591
Identifiable intangibles, net	1,061	1,130
Other assets	524	526
Total assets	$7,306	$7,272
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$715	$725
Current portion of borrowings	20	26
Other accrued liabilities	600	677
Total current liabilities	1,335	1,428
Long-term borrowings	3,588	3,478
Accrued pensions	236	252
Deferred income taxes	152	162
Other liabilities	177	179
Total liabilities	5,488	5,499
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 254.3 and 253.7 shares issued at June 30, 2024 and December 31, 2023, respectively	254	254
Capital in excess of par	1,584	1,568
Retained earnings	1,439	1,286
Treasury shares, at cost, 35.0 and 33.6 shares at June 30, 2024 and December 31, 2023, respectively	(987)	(937)
Accumulated other comprehensive loss	(517)	(444)
Total Axalta shareholders’ equity	1,773	1,727
Noncontrolling interests	45	46
Total shareholders’ equity	1,818	1,773
Total liabilities and shareholders’ equity	$7,306	$7,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2023	220.1	$254	$1,568	$1,286	$(937)	$(444)	$46	$1,773
Comprehensive income:
Net income	—	—	—	41	—	—	(2)	39
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(45)	—	(45)
Total comprehensive income (loss)	—	—	—	41	—	(44)	(2)	(5)
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.5	—	1	—	—	—	—	1
Balance at March 31, 2024	220.6	$254	$1,575	$1,327	$(937)	$(488)	$44	$1,775
Comprehensive income:
Net income	—	—	—	112	—	—	1	113
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(30)	—	(30)
Total comprehensive income (loss)	—	—	—	112	—	(29)	1	84
Recognition of stock-based compensation	—	—	8	—	—	—		8
Shares issued under compensation plans	0.1	—	1	—	—	—	—	1
Common stock purchases	(1.4)	—	—	—	(50)	—	—	(50)
Balance at June 30, 2024	219.3	$254	$1,584	$1,439	$(987)	$(517)	$45	$1,818

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2022	220.6	$252	$1,537	$1,019	$(887)	$(467)	$46	$1,500
Comprehensive income:
Net income	—	—	—	61	—	—	—	61
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	(2)	—	(2)
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	46	(1)	45
Total comprehensive income	—	—	—	61	—	44	(1)	104
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.9	1	4	—	—	—	—	5
Balance at March 31, 2023	221.5	$253	$1,547	$1,080	$(887)	$(423)	$45	$1,615
Comprehensive income:
Net income	—	—	—	61	—	—	—	61
Net realized and unrealized gain on derivatives, net of tax of $1 million	—	—	—	—	—	—	—	—
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $0 million	—	—	—	—	—	2	—	2
Total comprehensive income	—	—	—	61	—	3	—	64
Recognition of stock-based compensation	—	—	8	—	—	—	—	8
Shares issued under compensation plans	0.2	—	2	—	—	—	—	2
Balance at June 30, 2023	221.7	$253	$1,557	$1,141	$(887)	$(420)	$45	$1,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$152	$122
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	136	136
Amortization of deferred financing costs and original issue discount	4	4
Debt extinguishment and refinancing-related costs	3	3
Deferred income taxes	8	1
Realized and unrealized foreign exchange losses, net	12	19
Stock-based compensation	14	14
Impairment charges	—	15
Interest income on swaps designated as net investment hedges	(7)	(6)
Other non-cash, net	5	—
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(35)	(194)
Inventories	(22)	70
Prepaid expenses and other assets	(91)	(52)
Accounts payable	7	(12)
Other accrued liabilities	(62)	(40)
Other liabilities	24	(1)
Cash provided by operating activities	148	79
Investing activities:
Purchase of property, plant and equipment	(45)	(74)
Interest proceeds on swaps designated as net investment hedges	7	6
Settlement proceeds on swaps designated as net investment hedges	—	29
Other investing activities, net	2	2
Cash used for investing activities	(36)	(37)
Financing activities:
Proceeds from short-term borrowings	—	9
Proceeds from long-term borrowings	292	—
Payments on short-term borrowings	(5)	(26)
Payments on long-term borrowings	(188)	(157)
Financing-related costs	(4)	(6)
Purchases of common stock	(50)	—
Net cash flows associated with stock-based awards	2	9
Deferred acquisition-related consideration	—	(8)
Other financing activities, net	1	—
Cash provided by (used for) financing activities	48	(179)
Increase (decrease) in cash	160	(137)
Effect of exchange rate changes on cash	(20)	2
Cash at beginning of period	703	655
Cash at end of period	$843	$520

Cash at end of period reconciliation:
Cash and cash equivalents	$840	$518
Restricted cash	3	2
Cash at end of period	$843	$520
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries ("Axalta," the "Company," "we," "our" and "us") at June 30, 2024, the results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ended December 31, 2024 or any future period(s).
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets on the condensed consolidated balance sheets. The contract asset balances at June 30, 2024 and December 31, 2023 were $37 million and $39 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets ("BIPs"), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. Substantially all of the termination clauses in these contractual arrangements include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. BIPs are assessed for recoverability annually or more frequently when certain circumstances arise. At June 30, 2024 and December 31, 2023, the total carrying value of BIPs were $170 million and $149 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2024 and 2023, $14 million, $28 million, $15 million and $31 million, respectively, was amortized and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2023 to June 30, 2024 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2023	$1,513	$78	$1,591
Foreign currency translation	(40)	(2)	(42)
Balance at June 30, 2024	$1,473	$76	$1,549
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$161	$(94)	$67	11.2
Trademarks—indefinite-lived	256	—	256	Indefinite
Trademarks—definite-lived	139	(64)	75	14.5
Customer relationships	1,169	(506)	663	19.0
Total	$1,725	$(664)	$1,061

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$162	$(88)	$74	11.2
Trademarks—indefinite-lived	264	—	264	Indefinite
Trademarks—definite-lived	142	(60)	82	14.5
Customer relationships	1,194	(484)	710	19.0
Total	$1,762	$(632)	$1,130

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2024 and each of the succeeding five years is:

Remainder of 2024	$44
2025	87
2026	87
2027	86
2028	72
2029	67
(4)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the "2024 Transformation Initiative"). The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed by 2026. The 2024 Transformation Initiative is expected to result in a net reduction to our workforce of approximately 600 employees globally and total pre-tax charges of $75-110 million in the aggregate, of which $65-90 million represents severance and other exit-related costs and $10-20 million represents non-cash accelerated depreciation charges. Future cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $95-135 million, inclusive of $30-45 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $55 million for the six months ended June 30, 2024, which primarily relates to employee severance and other exit costs associated with a net reduction to our workforce globally.
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and six months ended June 30, 2024 and 2023, we incurred costs of $0 million, $55 million, $2 million and $3 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 24 months.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2023 to June 30, 2024:

2024 Activity
Balance at December 31, 2023	$16
Expenses, net of changes to estimates	55
Payments made	(17)
Foreign currency translation	(1)
Balance at June 30, 2024	$53
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At June 30, 2024 and December 31, 2023, we had outstanding Customer Obligation Guarantees of $21 million and $10 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 15. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either June 30, 2024 or December 31, 2023.

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
During each of the three and six months ended June 30, 2024 and 2023, expenses recorded relating to the operational matter were immaterial. At June 30, 2024 and December 31, 2023, we had $30 million and $36 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $29 million and $31 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$3	$1	$4	$3
Interest cost	4	5	9	10
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of actuarial loss, net	1	—	2	—
Net periodic benefit cost	$5	$3	$9	$7
All non-service components of net periodic benefit cost are recorded in other (income) expense, net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    STOCK-BASED COMPENSATION
During each of the three and six months ended June 30, 2024 and 2023, we recognized $8 million, $14 million, $8 million, and $14 million in stock-based compensation expense, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0 million, $1 million, $1 million and $2 million for the three and six months ended June 30, 2024 and 2023.
2024 Activity
A summary of stock option award activity as of and for the six months ended June 30, 2024 is presented below.

Stock Options	Awards (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2024	0.5	$28.33
Exercised	(0.2)	$26.91
Forfeited / Expired (1)	—	$32.50
Outstanding at June 30, 2024	0.3	$28.88
Vested and expected to vest at June 30, 2024	0.3	$28.88	$2	3.02
Exercisable at June 30, 2024	0.3	$28.88	$2	3.02
(1)    Activity during the six months ended June 30, 2024 rounds to zero.
Cash received by the Company upon exercise of options for the six months ended June 30, 2024 was $4 million. No excess tax benefits or shortfall expenses were recorded related to these exercises.
At June 30, 2024, there was no unrecognized expense relating to unvested stock options.

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	1.3	$28.71
Granted	0.5	$32.50
Vested	(0.4)	$29.06
Forfeited	(0.1)	$29.80
Outstanding at June 30, 2024	1.3	$30.10
Tax benefits on the vesting of restricted stock units during the six months ended June 30, 2024 were immaterial.
At June 30, 2024, there was $20 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.5 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	0.8	$33.20
Granted	0.3	$38.52
Vested (1)	—	$29.53
Forfeited	(0.2)	$30.89
Outstanding at June 30, 2024	0.9	$35.82
(1)    Activity during the six months ended June 30, 2024 rounds to zero.
Our performance share units allow for participants to vest in zero to 200% of the targeted number of shares granted. At June 30, 2024, there was $22 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.1 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(8)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange losses, net	$3	$10	$8	$12
Debt extinguishment and refinancing-related costs (1)	—	1	3	3
Other miscellaneous income, net	(4)	(2)	(4)	(5)
Total	$(1)	$9	$7	$10
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 15.
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
Effective Tax Rate	29.1%	19.1%
The higher effective tax rate for the six months ended June 30, 2024 was primarily due to the tax impacts of the 2024 Transformation Initiative pre-tax charges, as well as the 2023 favorable impact of changes in unrecognized tax benefits, which did not repeat in 2024.
The effective tax rate for the six months ended June 30, 2024 differs from the U.S. Federal statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded unfavorable impacts for changes in the valuation allowance and for increases in unrecognized tax benefits. These adjustments were primarily offset by the favorable adjustments for earnings in jurisdictions where the statutory rate is lower than the U.S. Federal statutory rate.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income to common shareholders	$112	$61	$153	$122
Basic weighted average shares outstanding	219.9	221.6	220.2	221.4
Diluted weighted average shares outstanding	220.9	222.5	221.2	222.3
Net income per common share (1):
Basic net income per share	$0.51	$0.27	$0.70	$0.55
Diluted net income per share	$0.51	$0.27	$0.69	$0.55
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and six months ended June 30, 2024 and 2023 were 0.2 million, 0.1 million, 0.1 million and 0.5 million, respectively.
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

	June 30, 2024	December 31, 2023
Accounts receivable - trade, net (1)	$1,054	$1,043
Notes receivable	74	79
Other (2)	140	138
Total	$1,268	$1,260
(1)    Allowance for doubtful accounts was $24 million and $25 million at June 30, 2024 and December 31, 2023, respectively.
(2)    Includes $30 million and $36 million at June 30, 2024 and December 31, 2023, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $4 million, $5 million, $1 million, and $5 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023, respectively, and benefits of $1 million, $1 million, $0 million, and $1 million related to sanctions imposed on Russia in response to the conflict with Ukraine was included in other operating charges for the three and six months ended June 30, 2024 and 2023.
(12)    INVENTORIES

	June 30, 2024	December 31, 2023
Finished products	$407	$405
Semi-finished products	127	126
Raw materials	182	182
Stores and supplies	29	28
Total	$745	$741
Inventory reserves were $25 million and $27 million at June 30, 2024 and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2024	December 31, 2023
Property, plant and equipment	$2,428	$2,454
Accumulated depreciation	(1,270)	(1,250)
Property, plant and equipment, net	$1,158	$1,204
Depreciation expense amounted to $31 million, $62 million, $30 million and $59 million for the three and six months ended June 30, 2024 and 2023, respectively.
(14)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China that is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. Amounts outstanding under this program were $10 million at June 30, 2023, including $3 million related to purchases of property, plant and equipment. There were no balances outstanding under this program at June 30, 2024. Cash outflows under this program were $4 million and $23 million for the six months ended June 30, 2024 and 2023, respectively.
We maintain a voluntary supply chain financing ("SCF") program with a global financial institution that allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $27 million and $28 million at June 30, 2024 and December 31, 2023.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account ("VCA") and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive accelerated payments for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $7 million and $8 million at June 30, 2024 and December 31, 2023, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2024	December 31, 2023
2029 Dollar Term Loans	$1,707	$1,786
Revolving Credit Facility	185	—
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	55	62
Unamortized original issue discount	(15)	(17)
Unamortized deferred financing costs	(24)	(27)
Total borrowings, net	3,608	3,504
Less:
Short-term borrowings	3	7
Current portion of long-term borrowings	17	19
Long-term debt	$3,588	$3,478
Our senior secured credit facilities (the "Senior Secured Credit Facilities") consist of a term loan due 2029 (the "2029 Dollar Term Loans") and a revolving credit facility (the "Revolving Credit Facility") that is governed by a credit agreement (as amended, the "Credit Agreement").
Revolving Credit Facility
During June 2024, in connection with the acquisition discussed in Note 19, we borrowed $185 million against the Revolving Credit Facility, which bears interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.50% and is due June 2029. At both June 30, 2024 and December 31, 2023, letters of credit issued under the Revolving Credit Facility totaled $22 million which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $593 million and $528 million at June 30, 2024 and December 31, 2023, respectively. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both June 30, 2024 and December 31, 2023.
Significant Transactions
During the six months ended June 30, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $1 million for the six months ended June 30, 2024, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss on financing-related costs during the six months ended June 30, 2024 related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
During June 2024, we entered into the Fifteenth Amendment to the Credit Agreement (the "Fifteenth Amendment"), to among other things, increase commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million and extend the maturity of the Revolving Credit Facility from May 2026 to June 2029, provided that such date would be accelerated in certain circumstances as set forth in the Credit Agreement and the Fifteenth Amendment. As a result, we recorded $4 million of incremental deferred financing costs to other assets within the condensed consolidated balance sheets during the six months ended June 30, 2024.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2024.

Remainder of 2024	$10
2025	21
2026	21
2027	521
2028	22
Thereafter	3,052
Total borrowings	3,647
Unamortized original issue discount	(15)
Unamortized deferred financing costs	(24)
Total borrowings, net	$3,608
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
Fair value of contingent consideration
Contingent consideration is valued using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other (income) expense, net in the condensed consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2024 and December 31, 2023.

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (1)	$—	$12	$—	$12	$—	$8	$—	$8
Other assets:
Cross-currency swaps (1)	—	2	—	2	—	—	—	—
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Cross-currency swaps (1)	—	—	—	—	—	8	—	8
Contingent consideration	—	—	10	10	—	—	8	8
Other liabilities:
Cross-currency swaps (1)	—	11	—	11	—	38	—	38
Long-term borrowings:
2029 Dollar Term Loans	—	1,712	—	1,712	—	1,794	—	1,794
2027 Dollar Senior Notes	—	486	—	486	—	487	—	487
2029 Dollar Senior Notes	—	626	—	626	—	633	—	633
2031 Dollar Senior Notes	—	519	—	519	—	527	—	527
(1)    Net investment hedge

The table below presents a roll forward of activity for the Level 3 liabilities for the six months ended June 30, 2024.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2023	$8
Change in fair value	3
Foreign currency translation	(1)
Ending balance at June 30, 2024	$10
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
The following table sets forth the locations and amounts recognized during the three and six months ended June 30, 2024 and 2023 for the Company's cash flow and net investment hedges.

		Three Months Ended June 30,
		2024		2023
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$(1)	$—	$(1)	$(1)
Cross-currency swaps	Interest expense, net	(15)	(4)	7	(2)

		Six Months Ended June 30,
		2024		2023
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$(1)	$—	$(2)	$(3)
Cross-currency swaps	Interest expense, net	(48)	(8)	14	(6)
Derivative Instruments Not Designated as Cash Flow Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other (income) expense, net in the condensed consolidated statements of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment under ASC 815, Derivatives and hedging, are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency forward contracts	Other (income) expense, net	$—	$(4)	$(4)	$(7)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales (1):
Refinish	$546	$520	$1,065	$1,018
Industrial	341	336	670	685
Total Net sales Performance Coatings	887	856	1,735	1,703
Light Vehicle	354	330	696	659
Commercial Vehicle	110	108	214	216
Total Net sales Mobility Coatings	464	438	910	875
Total Net sales	$1,351	$1,294	$2,645	$2,578
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles our segment operating performance to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA (1):
Performance Coatings	$223	$181	$419	$350
Mobility Coatings	68	46	131	90
Total	291	227	550	440
Interest expense, net	50	55	104	103
Depreciation and amortization	68	66	136	136
Debt extinguishment and refinancing-related costs (a)	—	1	3	3
Termination benefits and other employee-related costs (b)	1	2	56	2
Acquisition and divestiture-related costs (c)	2	(1)	4	—
Site closure costs (d)	—	1	1	2
Impairment charges (e)	—	8	—	15
Foreign exchange remeasurement losses (f)	3	10	8	12
Long-term employee benefit plan adjustments (g)	2	2	5	4
Stock-based compensation (h)	8	8	14	14
Environmental charge (i)	—	—	4	—
Other adjustments (j)	1	1	—	(1)
Income before income taxes	$156	$74	$215	$150

(1)	The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (1) non-cash items included within net income, (2) items the Company does not believe are indicative of ongoing operating performance or (3) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Adjusted EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents impairment charges, which are not considered indicative of our ongoing operating performance. The losses recorded during the three and six months ended June 30, 2023 were due to the decision to demolish assets at a previously closed manufacturing site during the three months ended June 30, 2023 and the then anticipated exit of a non-core business category in the Mobility Coatings segment during the three months ended March 31, 2023.

(f)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(g)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(h)	Represents non-cash impacts associated with stock-based compensation.

(i)	Represents costs related to certain environmental remediation activities, which are not considered indicative of our ongoing operating performance.

(j)	Represents costs for certain non-operational or non-cash losses (gains), unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2023	$(374)	$(70)	$—	$(444)
Current year deferrals to AOCI	(41)	—	—	(41)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(45)	1	—	(44)
Balance, March 31, 2024	(419)	(69)	—	(488)
Current year deferrals to AOCI	(26)	—	—	(26)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(30)	1	—	(29)
Balance, June 30, 2024	$(449)	$(68)	$—	$(517)
The cumulative income tax expense related to the adjustments for foreign exchange at June 30, 2024 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2024 was $29 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at June 30, 2024 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(434)	$(36)	$3	$(467)
Current year deferrals to AOCI	50	—	1	51
Reclassifications from AOCI to Net income	(4)	—	(3)	(7)
Net Change	46	—	(2)	44
Balance, March 31, 2023	(388)	(36)	1	(423)
Current year deferrals to AOCI	4	1	1	6
Reclassifications from AOCI to Net income	(2)	—	(1)	(3)
Net Change	2	1	—	3
Balance, June 30, 2023	$(386)	$(35)	$1	$(420)
The cumulative income tax benefit related to the adjustments for foreign exchange at June 30, 2023 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2023 was $14 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at June 30, 2023 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.
(19)    SUBSEQUENT EVENTS
Acquisition of The CoverFlexx Group
As disclosed in our Current Report on Form 8-K furnished on May 13, 2024, we entered into a definitive agreement to acquire The CoverFlexx Group ("CoverFlexx") from Transtar Holding Company for an initial cash consideration of $285 million, plus an additional $10 million earnout contingent on CoverFlexx's 2024 performance. As disclosed in our Current Report on Form 8-K furnished on July 2, 2024, we completed the acquisition in July 2024.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as "anticipated," "expect," "believe," "intended," "estimated," "projections," "could," "would," "may," "will," "future," "can," "assumptions," "potential," "possible," and "forecasts" and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, geopolitical and technological factors outside of our control, as well as risks related to the execution of the 2024 Transformation Initiative, our acquisition of The CoverFlexx Group, and our previously-announced three-year 2024-2026 strategy, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 as well as "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents that we have filed with, or furnished to, the SEC, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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

BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 2.6% for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increased net sales were driven by higher volumes of 2.4%, including the contribution from the André Koch acquisition completed in October 2023, and higher average selling price and product mix of 0.2%. There was an immaterial impact from foreign currency translation as favorable fluctuations from currencies such as the Mexican Peso offset unfavorable fluctuations from currencies such as the Chinese Yuan compared to the U.S. Dollar. The following trends impacted our segment net sales performance for the six months ended June 30, 2024:
•Performance Coatings: Net sales increased 1.9% for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increased net sales were driven by higher sales volumes of 1.2% including the contribution from the André Koch acquisition and higher average selling price and product mix of 0.7%. There was an immaterial impact from foreign currency translation as favorable fluctuations from currencies such as the Mexican Peso offset unfavorable fluctuations from currencies such as the Chinese Yuan compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 4.0% for the six months ended June 30, 2024 compared with the six months ended June 30, 2023. The increased net sales were driven by higher sales volumes of 4.7%. This gain was partially offset by lower average selling price and product mix of 0.6% and a headwind from unfavorable foreign currency translation of 0.1% driven by fluctuations from currencies such as the Chinese Yuan largely offset by favorable fluctuations from currencies such as the Mexican Peso compared to the U.S. Dollar.
Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2024 and 2023, as follows:

(In millions)	Three Months Ended June 30,		2024 vs 2023	Six Months Ended June 30,		2024 vs 2023
	2024	2023	% change	2024	2023	% change
Performance Coatings
Refinish	$546	$520	4.7%	$1,065	$1,018	4.6%
Industrial	341	336	1.8%	670	685	(2.1)%
Total Net sales Performance Coatings	887	856	3.6%	1,735	1,703	1.9%
Mobility Coatings
Light Vehicle	354	330	7.1%	696	659	5.6%
Commercial Vehicle	110	108	3.0%	214	216	(0.7)%
Total Net sales Mobility Coatings	464	438	6.1%	910	875	4.0%
Total Net sales	$1,351	$1,294	4.4%	$2,645	$2,578	2.6%
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
CoverFlexx Acquisition
During July 2024, we completed the acquisition of CoverFlexx. See Note 19 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Capital and Liquidity Highlights
During the six months ended June 30, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
During the three months ended June 30, 2024, we repurchased 1.4 million shares of our common stock for total consideration of $50 million as we executed against the share repurchase program approved by the Board of Directors in April 2024. See Part II, Item 2 of this Quarterly report on Form 10-Q for additional information.

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
During June 2024, we entered into the Fifteenth Amendment to the Credit Agreement, to among other things, increase commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million and extend the maturity of the Revolving Credit Facility from May 2026 to June 2029, provided that such date would be accelerated in certain circumstances as set forth in the Credit Agreement and the Fifteenth Amendment. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
During June 2024, in connection with the acquisition discussed in Note 19 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we borrowed $185 million against the Revolving Credit Facility.
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
Net sales

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net sales	$1,351	$1,294	$57	4.4%	$2,645	$2,578	$67	2.6%
Volume effect				5.1%				2.4%
Price/Mix effect				0.1%				0.2%
Exchange rate effect				(0.8)%				—%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net sales primarily increased due to the following:
● Higher sales volumes including the contribution from the André Koch acquisition and partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year enterprise resource planning ("ERP") system implementation in North America

● Higher average selling prices and product mix driven by Performance Coatings
Partially offset by:
● Unfavorable impacts of currency translation due primarily to the fluctuations of the Euro, Chinese Yuan and Brazilian Real, partially offset by the Mexican Peso, compared to the U.S. Dollar
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net sales increased primarily due to the following:
● Higher sales volumes including the contribution from the André Koch acquisition and partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Higher average selling prices and product mix driven by Performance Coatings, partially offset by Mobility Coatings
● Impacts of currency translation were immaterial when compared to the prior year period as favorable fluctuations from currencies such as the Mexican Peso, offset unfavorable fluctuations from currencies such as the Chinese Yuan compared to the U.S. Dollar

Cost of sales

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of sales	$891	$904	$(13)	(1.4)%	$1,756	$1,806	$(50)	(2.8)%
% of net sales	66.0%	69.9%			66.4%	70.1%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Cost of sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Decreased costs of $11 million related to our multi-year ERP system implementation and productivity programs
● Favorable impacts of currency translation of 0.7% due primarily to the fluctuations of the Chinese Yuan, Euro and Brazilian Real, partially offset by the Mexican Peso, compared to the U.S. Dollar
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
● Decreased expense of $2 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher sales volumes including the contribution from the André Koch acquisition
● Higher operating expenses due primarily to increased labor costs
● Increase of $3 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Decreased costs of $11 million related to our multi-year ERP system implementation and productivity programs
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
● Decreased expense of $2 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Increase of $3 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Cost of sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Decreased costs of $10 million related to our multi-year ERP system implementation and productivity programs
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
● Decreased expense of $3 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher sales volumes including the contribution from the André Koch acquisition
● Higher operating expenses due primarily to increased labor costs
● Increase of $4 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
● Impacts of currency translation were immaterial when compared to the prior year period
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Decreased costs of $10 million related to our multi-year ERP system implementation and productivity programs
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
● Decreased expense of $3 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Increase of $4 million in inventory charges related to obsolescence, quality and yield loss in manufacturing

Selling, general and administrative expenses

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$213	$210	$3	1.4%	$420	$416	$4	1.0%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
● Increase of $3 million in bad debt expense
Partially offset by:
● Decrease of $6 million in commissions resulting from changes to contractual arrangements
● Favorable impacts of currency translation of 0.9% due primarily to the weakening of the Euro and Chinese Yuan compared to the U.S. Dollar
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to increased labor costs
Partially offset by:
● Decrease of $11 million in commissions resulting from changes to contractual arrangements
● Favorable impacts of currency translation of 0.2% due primarily to fluctuations of the Chinese Yuan, partially offset by the Mexican Peso, compared to the U.S. Dollar
Other operating charges

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other operating charges	$2	$2	$—	—%	$63	$9	$54	600.0%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Other operating charges remained consistent primarily due to the following:
● Increase of $3 million in acquisition-related costs
Offset by:
● Decrease of $1 million in termination benefits and other employee-related costs
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Other operating charges increased primarily due to the following:
● Increase of $54 million in termination benefits and other employee-related costs associated with the 2024 Transformation Initiative
● $4 million in environmental remediation costs recognized in the current year period
● Increase of $4 million in acquisition-related costs
Partially offset by:
● $7 million impairment charge recognized in the prior year period related to the then anticipated exit of a non-core business category in the Mobility Coatings segment

Research and development expenses

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development expenses	$18	$19	$(1)	(5.3)%	$36	$38	$(2)	(5.3)%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research and development expenses remained generally consistent:
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and development expenses remained generally consistent:
● Impacts of currency translation were immaterial when compared to the prior year period
Amortization of acquired intangibles

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Amortization of acquired intangibles	$22	$21	$1	4.8%	$44	$46	$(2)	(4.3)%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Amortization of acquired intangibles increased due to the following:
● Increased amortization of $2 million associated with assets acquired in the prior year
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Amortization of acquired intangibles decreased primarily due to the following:
● Reduced amortization of $4 million from certain intangible assets reaching the end of their useful lives during February 2023, primarily relating to intangibles from the 2013 DuPont Performance Coatings acquisition

Partially offset by:
● Increased amortization of $3 million associated with assets acquired in the prior year
● Impacts of currency translation were immaterial when compared to the prior year period

Interest expense, net

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense, net	$50	$55	$(5)	(9.1)%	$104	$103	$1	1.0%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Interest expense, net decreased primarily due to the following:
● Favorable impact of $7 million attributable to lower principal on our 2029 Dollar Term Loans, primarily as a result of $125 million of prepayments during the twelve months ended June 30, 2024, partially offset by the increased variable interest rate

•Favorable impact of $5 million attributable to the redemption in November 2023 of our Euro-denominated Senior Notes due in 2025
● Increased benefit of $3 million from derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Partially offset by:
•Unfavorable impact of $10 million attributable to our 2031 Dollar Senior Notes which were issued in November 2023
● Impacts of currency translation were immaterial when compared to the prior year period
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Interest expense, net nominally increased primarily due to the following:
•Unfavorable impact of $19 million attributable to our 2031 Dollar Senior Notes which were issued in November 2023
Partially offset by:
•Favorable impact of $10 million attributable to the redemption in November 2023 of our Euro-denominated Senior Notes due in 2025
● Favorable impact of $9 million attributable to lower principal on our 2029 Dollar Term Loans, primarily as a result of $125 million of prepayments during the twelve months ended June 30, 2024, partially offset by the increased variable interest rate

● Impacts of currency translation were immaterial when compared to the prior year period
Other (income) expense, net

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Other (income) expense, net	$(1)	$9	$(10)	111.1%	$7	$10	$(3)	30.0%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Other (income) expense, net decreased due to the following:
● Favorable impact of foreign exchange gains and losses of $7 million when compared with the prior year period, primarily driven by expenses from the remeasurement of net monetary assets denominated in the Argentinian Peso due to a significant devaluation in the prior year period

● $1 million debt extinguishment and refinancing-related costs recognized in the prior year period as part of the write-offs related to $75 million of prepayments on our 2029 Dollar Term Loans
● Increased miscellaneous income, net of $2 million
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Other expense, net decreased due to the following:
● Favorable impact of foreign exchange gains and losses of $4 million when compared with the prior year period, primarily driven by expenses from the remeasurement of net monetary assets denominated in the Argentinian Peso due to a significant devaluation in the prior year period.

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$156	$74	$215	$150
Provision for income taxes	43	13	63	28
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	27.3%	18.0%	29.1%	19.1%
Effective tax rate vs. statutory U.S. Federal income tax rate	6.3%	(3.0)%	8.1%	(1.9)%

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2024	2023	2024	2023
Earnings generated in jurisdictions where the statutory rate is different from the U.S. Federal rate (1)	$(9)	$(8)	$(15)	$(15)
Changes in valuation allowance (2)	14	5	30	13
Foreign exchange losses (gains), net	(2)	—	(8)	—
Non-deductible expenses and interest	1	1	2	2
Changes in unrecognized tax benefits	2	(3)	4	(5)
(1) Primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(2) Changes in valuation allowance primarily relates to operations in Luxembourg, the Netherlands, and the United Kingdom, including tax impacts of foreign exchange losses.
SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net sales	$887	$856	$31	3.6%	$1,735	$1,703	$32	1.9%
Volume effect				4.0%				1.2%
Price/Mix effect				0.3%				0.7%
Exchange rate effect				(0.7)%				—%

Adjusted EBITDA	$223	$181	$42	22.4%	$419	$350	$69	19.4%
Adjusted EBITDA Margin	25.0%	21.2%			24.1%	20.6%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net sales increased primarily due to the following:
● Higher sales volumes including the contribution from the André Koch acquisition, new body shop wins and lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Higher average selling prices and product mix driven by the refinish end-market
Partially offset by:
● Unfavorable impacts of currency translation due primarily to fluctuations of the Euro and Chinese Yuan compared to the U.S. Dollar

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes including the contribution from the André Koch acquisition, new body shop wins and lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Decreased costs of $7 million related to our multi-year ERP system implementation and productivity programs
● Higher average selling prices and product mix driven by the refinish end-market
Partially offset by:
● Unfavorable impacts of currency translation due primarily to fluctuations of the Euro compared to the U.S. Dollar
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net sales increased primarily due to the following:
● Higher sales volumes including the contribution from the André Koch acquisition, new body shop wins and lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Higher average selling prices and product mix driven by the refinish end-market

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes including the contribution from the André Koch acquisition, new body shop wins and lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Higher average selling prices and product mix driven by the refinish end-market
● Decreased costs of $7 million related to our multi-year ERP system implementation and productivity programs
Partially offset by:
● Higher operating expenses due primarily to increased labor costs

Mobility Coatings Segment

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net sales	$464	$438	$26	6.1%	$910	$875	$35	4.0%
Volume effect				7.2%				4.7%
Exchange rate effect				(1.0)%				(0.1)%
Price/Mix effect				(0.1)%				(0.6)%

Adjusted EBITDA	$68	$46	$22	50.4%	$131	$90	$41	46.8%
Adjusted EBITDA Margin	14.8%	10.4%			14.5%	10.3%
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net sales increased primarily due to the following:
● Higher sales volumes in both end-markets partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

Partially offset by:
● Lower average selling prices and product mix driven by the commercial vehicle end-market
● Unfavorable impacts of currency translation due primarily to fluctuations of the Chinese Yuan, Brazilian Real and Euro compared to the U.S. Dollar

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes in both end-markets partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Decreased costs of $4 million related to our multi-year ERP system implementation and productivity programs
● Decreased expense of $1 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Increase of $2 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
● Lower average selling prices and product mix driven by the commercial vehicle end-market
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net sales increased primarily due to the following:
● Higher sales volumes in both end-markets partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

Partially offset by:
● Lower average selling prices and product mix driven by the commercial vehicle end-market

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes in both end-markets partially driven by lower volumes in the prior year period in connection with production constraints associated with our multi-year ERP system implementation in North America

● Decreased costs of $3 million driven by our multi-year ERP system implementation and productivity programs
● Decreased expense of $2 million associated with utilization at certain manufacturing sites
Partially offset by:
● Higher operating expenses due primarily to increased labor costs
● Lower average selling prices and product mix driven by the commercial vehicle end-market
● Increase of $3 million in inventory charges related to obsolescence, quality and yield loss in manufacturing
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.

At June 30, 2024, availability under the Revolving Credit Facility was $593 million, net of $22 million of letters of credit outstanding and $185 million of loans outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the "Senior Notes"). At June 30, 2024, we had no outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $58 million.
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
Cash Flows

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by (used for):
Operating activities:
Net income	$152	$122
Depreciation and amortization	136	136
Amortization of deferred financing costs and original issue discount	4	4
Debt extinguishment and refinancing-related costs	3	3
Deferred income taxes	8	1
Realized and unrealized foreign exchange losses, net	12	19
Stock-based compensation	14	14
Impairment charges	—	15
Interest income on swaps designated as net investment hedges	(7)	(6)
Other non-cash, net	5	—
Net income adjusted for non-cash items	327	308
Changes in operating assets and liabilities	(179)	(229)
Operating activities	148	79
Investing activities	(36)	(37)
Financing activities	48	(179)
Effect of exchange rate changes on cash	(20)	2
Net increase (decrease) in cash	$140	$(135)

Six months ended June 30, 2024
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $148 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $327 million. This was partially offset by net uses of working capital of $179 million, for which the most significant drivers were increases in prepaid expenses and other assets, accounts and notes receivable and inventories of $91 million, $35 million and $22 million, respectively, as well as decreases in other accrued liabilities of $62 million. These outflows were driven primarily by payments of BIPs, timing of collections from and payments to customers and vendors, increased production and seasonal cash payments for employee-related benefits. These outflows were partially offset by increases in other liabilities of $24 million largely driven by accruals related to the 2024 Transformation Initiative and timing of payments and accounts payable of $7 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2024 was $36 million. The primary use was for purchases of property, plant and equipment of $45 million, partially offset by proceeds of $7 million from interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $48 million. The primary financing inflow was from borrowing $185 million against our Revolving Credit Facility in connection with the acquisition discussed in Note 19 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The primary uses were prepayments of $75 million of the outstanding principal amount of the 2029 Dollar Term Loans, purchases of our common stock of $50 million, contractual debt repayments of $11 million and payments of $4 million for fees associated with repricing our 2029 Dollar Term Loans in March 2024 and increasing borrowing capacity and extending the maturity date of our Revolving Credit Facility in June 2024. The 2029 Dollar Term Loans repricing resulted in $107 million of constructive financing cash inflows and corresponding constructive financing cash outflows.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2024 were unfavorable by $20 million, which was driven primarily by the fluctuations of the Euro, Mexican Peso and Brazilian Real compared to the U.S. Dollar.
Six months ended June 30, 2023
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $79 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $308 million. This was partially offset by net uses of working capital of $229 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $194 million and $52 million, respectively, as well as decreases in other accrued liabilities and accounts payable of $40 million and $12 million, respectively. These outflows were driven primarily by timing of collections and payments, payments of BIPs and largely seasonal cash payments for employee-related benefits and were partially offset by decreases in inventories driving $70 million of inflows as a result of lower production levels as we intentionally managed inventory levels.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2023 was $37 million. The primary use was for purchases of property, plant and equipment of $74 million, partially offset by proceeds of $35 million from settlements and interest from swaps designated as net investment hedges.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2023 was $179 million. The primary uses were voluntary prepayments of $150 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual repayments of $33 million on borrowings, payments totaling $8 million for acquisition-related consideration and payments of $6 million for fees associated with refinancing our 2024 Dollar Term Loans, partially offset by proceeds of $9 million from a short-term borrowing and $9 million net cash received from our stock-based compensation program.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2023 were favorable by $2 million, which was driven primarily by the fluctuations of the Mexican Peso compared to the U.S. Dollar, partially offset by fluctuations of the Euro compared to the U.S. Dollar.

Financial Condition
We had cash and cash equivalents at June 30, 2024 and December 31, 2023 of $840 million and $700 million, respectively. The June 30, 2024 cash balance includes $185 million borrowed against Axalta’s revolving credit facility in connection with the acquisition discussed in Note 19 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Of these balances, $472 million and $462 million were maintained in non-U.S. jurisdictions at June 30, 2024 and December 31, 2023, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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
The following table details our borrowings outstanding at the dates indicated:

(In millions)	June 30, 2024	December 31, 2023
2029 Dollar Term Loans	$1,707	$1,786
Revolving Credit Facility	185	—
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	55	62
Unamortized original issue discount	(15)	(17)
Unamortized deferred financing costs	(24)	(27)
Total borrowings, net	3,608	3,504
Less:
Short-term borrowings	3	7
Current portion of long-term borrowings	17	19
Long-term debt	$3,588	$3,478
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $593 million and $528 million at June 30, 2024 and December 31, 2023, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.

During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR, from 2.50% to 2.00% and to make related changes to affect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
During June 2024, we entered into the Fifteenth Amendment to the Credit Agreement (the "Fifteenth Amendment"), to among other things, increase commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million and extend the maturity of the Revolving Credit Facility from May 2026 to June 2029, provided that such date would be accelerated in certain circumstances as set forth in the Fifteenth Amendment. As a result, we recorded $4 million of incremental deferred financing costs.
During June 2024, in connection with the acquisition discussed in Note 19 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we borrowed $185 million against the Revolving Credit Facility.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 6 and Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. As noted above and within Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have made prepayments during the six months ended June 30, 2024 of $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. During June 2024, we borrowed $185 million against the Revolving Credit Facility. There have been no other material changes in the Company's contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its publicly announced share repurchase program for the three months ended June 30, 2024:

(in millions, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans of Programs(1)
April 1 - April 30, 2024	—	$—	—	$700.0
May 1 - May 31, 2024	1.4	35.04	1.4	650.0
June 1 - June 30, 2024	—	—	—	650.0
Total	1.4	$35.04	1.4	$650.0
(1) On May 1, 2024, the Company announced that its Board of Directors had authorized a common share repurchase program (the "Program") replacing the previous program, which had $367 million in authorization remaining. The total size of the Program is $700 million, of which we have purchased $50 million as of and during the three months ended June 30, 2024. At June 30, 2024, the Company had $650 million in authorization remaining under the Program. The Program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1*
Fifteenth Amendment to Credit Agreement, dated as of June 21, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on June 24, 2024)

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

AXALTA COATING SYSTEMS LTD.

Date:	August 1, 2024	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2024	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)