Form 10-K
period 2024-12-31
Axalta Coating Systems Ltd.
filed 2025-02-13
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,475 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 6, 2025, there were 218,143,313 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's Proxy Statement for the 2025 Annual General Meeting of Members. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2024.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), a Bermuda exempted holding company incorporated in 2012, is a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies designed to enhance the performance, appearance and sustainability attributes of our customers' products, while improving their productivity and profitability.
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

Axalta Coating Systems Ltd.
Net Sales: $5,276 million
Net Income: $391 million

Segments	**Performance Coatings** Net Sales: $3,455 million (65.5% of Sales)		**Mobility Coatings** Net Sales: $1,821 million (34.5% of Sales)	
End-Markets	**Refinish** Net Sales: $2,164 million % of Axalta Sales: 41.0%	**Industrial** Net Sales: $1,291 million % of Axalta Sales: 24.5%	**Light Vehicle** Net Sales: $1,405 million % of Axalta Sales: 26.6%	**Commercial Vehicle** Net Sales: $416 million % of Axalta Sales: 7.9%
Focus Areas	· Body shops · Independent shops · Multi-shop operators · Light vehicle dealerships · Our company owned stores in EMEA & Central America	· Building products · Construction · Battery solutions · Transportation · General metal finishing	· Automotive light vehicle original equipment manufacturers ("OEM") and automotive plastics suppliers	· Heavy duty truck ("HDT") · Medium duty truck ("MDT") · Bus · Rail · Motorcycles · Marine and aviation · Trailers · Recreational vehicles · Personal sport vehicles

The table above reflects numbers for the year ended December 31, 2024.

Net sales for our four end-markets and four regions for the year ended December 31, 2024 are highlighted below:
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

We develop, market and supply a complete portfolio of innovative coatings systems and color matching technologies to facilitate faster automotive collision repairs relative to competing technologies. Our color matching technology provides Axalta-specific formulations that enable body shops to accurately match thousands of vehicle colors, regardless of vehicle brand, color, age or supplier of the original paint during production. It would be time-consuming and costly for a new entrant to create such an extensive color inventory.
Industrial
The industrial end-market comprises liquid, e-coat and powder coatings used in a broad array of end-business applications. Within the industrial end-market, we focus on the following:
•Building Products: Focused on North America, offering leading innovation for performance, style, and durability in liquid coatings serving the OEMs and aftermarket building segments, including external finishes, kitchen cabinets, flooring and furniture.
•Construction: Global solutions in liquid and powder coatings for applications such as window frames, structural steel, steel roofing, and metal building materials, typically used in residential, industrial, commercial, and monumental buildings. Coil coaters benefit from our performance solutions for applications serving customers producing buildings as well as appliances, lighting, garage doors, HVAC systems and trailers. Architects and designers can benefit from the advice of our in-house color experts, superior technical service and the latest trend collections available in our dedicated color experience rooms and digital tools.
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
•General Metal Finishing: Global provider of multiple technologies for a wide array of applications, including racking and shelving, metal furniture, appliances, protective coating, pipes and tubes, metal enclosures and fencing, industrial components, gutters, garage and entry doors, HVAC systems, metal wall panels, and power storage and electrical boxes.
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP and new residential and commercial construction, as well as automotive and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity and color aesthetics, which we provide through a combination of e-coat, waterborne, solventborne, ultraviolet (“UV”) and powder technologies. Customers select industrial coatings based on protection, durability, appearance and value added through technical service and solutions, which can improve customers' application sustainability and productivity.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive refinish industry to repair damaged vehicles. Our refinish products and systems comprise a range of coatings layers, as well as fillers, aerosols, and adhesives required to match the vehicle's color and appearance, producing a repair surface indistinguishable from the adjacent surface.
We provide systems that enable body shops to match more than 220,000 color variations, using a database with more than four million formulations, globally. Our color technology is manifested in the pigment and dispersion technology that are utilized in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up most of our products in a body shop. We have a large color library and several well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, Syrox™, and Raptor®, as well as other regional and local brands.

Our color matching and retrieval systems allow customers to quickly match any color, reducing the need for body shop technicians to repeat the color matching process, which saves time and materials. The color matching process begins with a technician scanning a damaged vehicle with one of our advanced color matching tools, such as our Axalta Irus Scan™ hand-held spectrophotometer. The Axalta Irus Scan™ reads the vehicle color, evaluating both the unique flake and color characteristics of the specific vehicle. These characteristics may vary significantly, even for vehicles of the same make, model and original color, due to a variety of factors, including a vehicle's age, plant at which it was assembled, weather conditions and operating history. The Axalta Irus Scan™ electronically connects with our ColorNet® database and generates for the body shop technician the precise mix of tints and colors needed to recreate that specific color for the part being repaired. In addition to the Axalta Irus Scan™, we offer customers several other color matching tools, including our VINdicator® database, which identifies vehicle color based on its vehicle identification number, and traditional color matching fan decks.
We have launched a completely hands-free mixing machine for our automotive refinish customers, Axalta Irus Mix™. Axalta Irus Mix™ delivers highly accurate color and works with Axalta’s innovative packaging, designed to help refinish customers meet or exceed key business goals, including maximizing profitability and minimizing environmental impact.
We have also launched a global customer experience platform for refinish customers, Axalta Nimbus™. This technology seamlessly connects refinish customers to Axalta’s tools and resources to improve efficiency, enhance productivity, boost performance, and maximize profitability. With Axalta Nimbus, customers have everything they need to power the refinish process in a single platform, including color retrieval, product ordering, inventory management, training resources, and support. By working together in a single platform, comprehensive business insights provide actionable data that help owners and managers make informed decisions to increase profitability and performance. Axalta Nimbus is designed to be easy to use with an intuitive user interface for increased efficiency and customizable capabilities based on business need.
In addition, we are a leading global developer, manufacturer and supplier of functional and decorative liquid and powder coatings for a large number of diversified applications in the industrial end-market, including building materials, cabinet, wood and luxury vinyl flooring and furniture applications in North America. Our liquid systems are used to provide insulation and thermo-mechanical protection for electrical conductors and devices, protect automotive parts and serve as primers, basecoats, and clearcoats for alloy and steel wheels, and provide weatherability and corrosion protection for metal building and infrastructure projects. Powder coatings products, both thermoset and thermoplastic, are an environmentally responsible, higher transfer efficiency alternative to liquid coatings. These coatings are typically electrostatically sprayed using a specialized spray gun and cured to create a uniform, high-quality finish. In the oil and gas industry, our powder and liquid products are used to protect components from corrosion and severe conditions such as extreme temperatures, pressures, and harsh chemicals.
Our major industrial brands include Imron® Industrial, Tufcote™ Industrial, Corlar™ Industrial, Strenex™ Industrial, PercoTop®, Voltatex®, AquaEC™, Durapon®, Hydropon™, UNRIVALED™, and Ceranamel® for liquid coatings and Alesta®, Teodur®, Nap-Gard®, Abcite® and Plascoat® for powder coatings.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 93,000 body shops. Most of our products are supplied by our network of approximately 5,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to body-shop customers through our company owned stores. These stores maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.
Our large refinish sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We currently have 45 customer training centers established globally, which helps to deepen our customer relationships.
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

Our large direct sales team in industrial serves its end customers, driving demand which is then primarily filled directly or through channels of distribution and e-commerce. We leverage this dedicated sales force and technical service team to provide regional support and identify global innovation projects to meet the evolving market needs. In the powder coatings segment, we believe we are one of only three truly global producers that can satisfy the needs and specifications of a customer in multiple regions of the world, while maximizing productivity from the broad scale and scope of our operations.
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 140 countries. Our top ten customers accounted for approximately 20% of our Performance Coatings net sales during the year ended December 31, 2024.
In our industrial and refinish end-markets we serve both large OEMs and a broad, fragmented local customer base. Our industrial end-market comprises a wide variety of industrial manufacturers, while our refinish end-market primarily comprises approximately 93,000 body shops, including:
•Independent Body Shops: Single location body shops that utilize premium, mainstream or economy brands based on the local market.
•Multi-Shop Operators (“MSOs”): Body shops with more than five locations focused on providing premium paint jobs with industry leading efficiency. MSOs use premium/mainstream coatings and state-of-the-art painting technology to increase shop productivity, allowing them to repair more vehicles faster.
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

Our portfolio brings together the best of Axalta's experience and innovation into three categories: Core Mobility Solutions, Advanced Mobility Solutions and Axalta Advantage.
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
Commercial Vehicle
Sales in the commercial vehicle end-market are generated from a variety of applications, including HDT, MDT, bus and rail, motorcycles, marine and aviation, as well as related segments such as trailers, recreational vehicles and personal sport vehicles. This end-market is primarily driven by global commercial vehicle production, which is influenced by overall economic activity, government infrastructure spending, equipment replacement cycles and evolving environmental standards for sustainability.
Commercial vehicle OEMs select coatings providers on the basis of their ability to consistently deliver advanced technological solutions that improve exterior appearance, protection and durability and provide extensive color libraries and matching capabilities at the lowest total cost-in-use, while meeting stringent environmental requirements. Particularly for HDT applications, truck owners demand a significant variety of custom colors and advanced product technologies to enable custom designs. Our strong competitive position and growth are driven by our ability to provide customers with our market-leading brand, Imron®, as well as leveraging our global product lines, regional knowledge and customer service.
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
The coatings operation is a critical component of the light vehicle assembly process, requiring a high degree of precision, speed and productivity. The paint shop process typically includes a dip process, three application zones and three high-temperature ovens that cure each coating layer at temperatures ranging from 320°F to 400°F (i.e., “high bake”). Our key products consist of the four main coatings layers: electrocoat (AquaEC®), primer (HyperDur™), basecoat (ChromaDyne™) and clearcoat (Lumeera™).
The coatings process accounts for a majority of the total energy consumed during the light vehicle manufacturing process. With that in mind, we have developed coatings technologies, including 3-Wet™, Eco-Concept™ and 2-Wet Monocoat™, that help our OEM customers lower costs by reducing energy consumption and increasing productivity.

In today's existing mobility ecosystem, coatings provide essential beauty and color to vehicle bodies while extending the useful life of the vehicle via durability-related properties such as chemical resistance and chip and corrosion protection. As the industry evolves, each dimension of mobility – electric vehicles, shared transportation and autonomous driving – requires coatings with advanced functionality that, in addition to aesthetics and protection, contribute to the efficiency of electrification, vehicle design, navigation and passenger safety, among other areas. Evolution within the mobility industry creates tremendous opportunities for OEMs but requires them to undertake significant shifts in how they design and produce vehicles. OEMs are also increasingly looking to reduce the weight of vehicles in response to stricter vehicle emissions, fuel consumption regulations and electric vehicle range extensions. As a result, OEMs are constructing vehicle platforms using a variety of new materials in addition to steel and plastic, including aluminum, carbon fiber and other substrates, each of which requires specialized coatings formulations to create a uniform color and finish. We continue to innovate with our OEM customers in driving this trend, as evidenced by use of our coatings on their flagship vehicle platforms.
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 90,000 different colors. In HDT, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck's exterior do not deform during the bake process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
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
We sell and ship products directly to light vehicle OEMs in each of our four regions coordinated via a global point of contact for each customer and assist OEMs with on-site customer support. Located in 9 countries, our manufacturing facilities provide a local presence intended to cultivate strong relationships, gain intimate customer knowledge, provide superior technical support to our key customers and maintain “just-in-time” product delivery capabilities critical to OEMs. We believe our local presence also allows us to quickly react to changing local dynamics, offer high-quality products and provide excellent customer service.
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
Mobility Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 220 assembly plants worldwide, including all the top ten global automotive manufacturers. We have a stable customer base and believe we are well positioned with the fastest growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 62% of our Mobility Coatings net sales during the year ended December 31, 2024.
Mobility Coatings Competition
We primarily compete against large multi-national suppliers such as AkzoNobel, BASF and PPG, as well as a few regional suppliers, in the light and commercial vehicle end-markets. With our state-of-the-art coatings solutions and local presence in key OEM geographies, we are one of the few competitors in the industry that offers global OEM manufacturers the combination of high-quality products, personalized, top-rate technical service and short lead-times for product delivery.
SEASONALITY
Generally, our first quarter net sales are less than other quarters primarily driven by our Performance Coatings segment as a result of the nature of repairs typically performed by our refinish end-market customers. In North America and EMEA, we typically see more significant accidents from the inclement weather that require more time to repair and less repair throughput for our customers. Our Mobility Coatings segment does not experience significant net sales seasonality. Cash provided by operating activities has typically been the greatest in the fourth quarter primarily driven by the timing of collections from our customers and payments to our vendors.
Economic and weather conditions have altered, and could continue to alter, seasonal patterns.

KEY RAW MATERIALS
We use thousands of different raw materials, which fall into six broad categories: resins, pigments, solvents, monomers, isocyanates and additives. We purchase raw materials from a diverse group of global suppliers. Where possible, we work to mitigate risks to our raw material supply through alternative sourcing strategies, strategic supplier relationships and maintaining strategic inventories. Raw materials represent our single largest production cost component.
Prices for our raw materials generally fluctuate with supplier feedstock prices as well as supply and demand dynamics of the given raw material market. Over the past several years, the dynamics of supply and demand had a greater impact in the cost of our raw materials than the price of the supplier feedstocks.
Historically, to manage raw material volatility, we have used a combination of price increases to customers and, in certain circumstances, contractual raw material indexing mechanisms.
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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our end-markets are among the most demanding in the coatings industry with high levels of required product performance that continuously evolve, with increasing expectations for productivity on customer lines and environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. As of December 31, 2024, we had approximately 1,300 team members dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by approximately 25 regional laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania, which opened in 2018 for global research, product development and technology initiatives and now serves as our global headquarters.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2024, we had a global portfolio of approximately 680 issued patents and more than 520 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2024, approximately 220 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to a substantial number of patent licenses and other technology licensing agreements. We have a significant number of trademarks and trademark registrations in the U.S. and in other countries, as described below.
We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, Audurra®, Axalta Irus Mix™, Axalta Irus Scan™, Axalta NextJet™, Axalta Nimbus™, Centari®, Ceranamel®, Challenger®, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, Duxone®, Harmonized Coating Technologies®, Hydropon®, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Raptor®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, U-POL®, VermeeraTM and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we believe that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
At December 31, 2024, we were party to seven joint ventures, of which three were focused in the light vehicle end-market, two were focused in the refinish end-market and two were focused in the industrial end-market. At December 31, 2024, we were the majority shareholder, and/or exercised control, in five joint ventures, which we consolidated. Our fully consolidated joint venture-related net sales were $62 million, $62 million, and $79 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Part I, Item 1A, “Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations.”

HUMAN CAPITAL RESOURCES
We believe our success is realized through the engagement and commitment of our people. As of December 31, 2024, we had approximately 12,800 team members, inclusive of team members added from recent acquisitions, with 26% of our team members based in the U.S. and 74% based in international locations. Our workforce is distributed globally, with approximately 45% in the Americas, 37% in EMEA and 18% in Asia Pacific.
Axalta's ability to attract, develop and retain highly skilled talent requires us to focus on the engagement, growth and well-being of each team member. As a global coatings company, we have a diverse group of employees, including but not limited to management professionals, scientists, technicians, engineers, sales representatives, operators, supply chain experts, and administrative and customer service professionals.
In 2024, Axalta began a journey to foster a unified performance-driven culture across the organization rooted in a One Axalta mindset. One Axalta is a mindset where we focus on what is best for the overall organization, align and execute on our top priorities, act with speed and urgency, prioritize and simplify to eliminate unnecessary complexities, and break down silos to tackle our biggest challenges. We believe that focus on the One Axalta mindset positions us well for future success. To accelerate adoption of this new way of working, a company-wide training goal was established for all employees, which included, among other things, training modules around our purpose and values and the One Axalta mindset.
As part of our efforts to drive cultural change and promote employee engagement, Axalta captures employee feedback via an annual engagement survey that is designed to provide insights into how employees can perform at their best. Over recent years, employee participation in the survey has increased significantly and measures of engagement have steadily improved, which we believe reflects our continued focus on addressing employee feedback and the needs of our global workforce, including our ongoing efforts to enhance internal communications, career development, and learning and development opportunities. Axalta strives to provide a wide variety of growth opportunities for our employees, including online trainings, on-the-job experience, education tuition assistance and financial counseling. We also aim to provide competitive compensation and benefits across all global locations.
Safety is paramount and the well-being of our employees is our greatest responsibility. We are committed to providing a workplace that enables team members to operate safely. Safety is ingrained in the way we do business, and our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. When health and safety incidents do occur, we work to determine the causes and eliminate the potential for future similar incidents. In 2024, Axalta's injury and illness performance resulted in a 0.30 OSHA Total Recordable Incident Rate (“TRIR”), compared to the 2.4 OSHA TRIR for the Paint and Coating Manufacturing Industry as a whole (according to the US Bureau of Labor Statistics 2023 data).
The Compensation Committee of our Board of Directors (“Board”) has oversight of the Company's human capital management efforts. The Environment, Health, Safety and Sustainability Committee of our Board has oversight of the Company's policies to protect the health and safety of our employees and contractors, and this committee regularly reviews data on our safety metrics and performance.
REGULATORY COMPLIANCE
Our business is subject to significant regulations in all of the markets that we operate in and we are committed to operating our business in compliance with all applicable laws and regulations.
Environmental
We are subject to applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”). Our Environment, Health, Safety (“EHS”) and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017, we established a Board-level committee responsible for the oversight of our EHS and Sustainability policies, performance, strategy and compliance matters. We strive to assure that all our manufacturing and distribution facilities are operated in compliance in all material respects with applicable environmental requirements. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal recurring part of our operations. We do not expect outstanding remediation obligations to have a material impact on our financial position; however, the ultimate cost of remediation is subject to a number of variables and is difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or government required remediation obligations that are imposed at these or other facilities in the future.

In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of GHG emissions and related information, such as the Securities and Exchange Commission’s (“SEC”) final rules under SEC Release No. 34-99678 and No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final SEC Climate Rules”), European Union’s (“EU”) Corporate Sustainability Reporting Directive (“CSRD”) and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act (together, the “California Climate Laws”). The interpretation and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
Non-U.S. Sales
Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
Privacy Regulations
We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU's General Data Protection Regulation (“GDPR”), which enforces rules relating to the protections around the processing and transfer of personal data. In addition, California’s Consumer Privacy Act, as modified by the California Privacy Rights Act, provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of significant monetary penalties.
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axalta.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the SEC. We also post all financial press releases, including earnings releases, to our website. We use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, SEC filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information. All other reports filed or furnished to the SEC on the SEC's website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC's websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Annual Report on Form 10-K.

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
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control have in the past and could in the future reduce demand from these end-markets for our products, including as a result of depressed demand for our customers' products or services, and materially adversely affect our business, financial condition, results of operations and cash flows. For example, weak economic conditions have in the past depressed and could in the future depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limiting the growth of the car parc. This has in the past and could in the future cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the propensity of car owners to pay for cosmetic repairs generally decreases. Also, during difficult economic times, car owners may refrain from seeking repairs for their damaged vehicles. Similarly, periods of reduced global economic activity could hinder global industrial output or cause our customers to reduce their levels of inventory (also referred to as destocking practices), which could decrease demand for our products.
Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity, Class 8 truck production and industrial manufacturing, which effects are exacerbated in a high interest rate environment. Disruptions in the U.S., Europe or other economies, or weakening of emerging markets, such as China or Latin America, could adversely affect our sales, profitability and/or liquidity.
Further, a tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing to support their operations, which could result in a decrease in or cancellation of orders for our products and services and impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to procure materials in a timely manner or at all. Lastly, a tightening of credit markets and a high interest rate environment make it more difficult for our customers to borrow to fund construction activity, manufacturing operations and other capital projects, which in turn reduces demand for our products and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Improved safety features on vehicles, commercialization of autonomous vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition, results of operations and cash flows.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and autonomous vehicles that may reduce the rate and amount of vehicle collisions, potentially negatively impacting demand for our refinish coatings. Insurance companies may influence vehicle owners to use body shops that do not use our products, which could also negatively impact demand for our refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new builds may decline, potentially reducing demand for our automotive OEM coatings. Furthermore, weather conditions have had and may in the future have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The loss of, or reduced purchases by, or our failure to meet our obligations to, any of our largest customers, or the consolidation of MSOs, distributors and/or body shops, could adversely affect our business, financial condition, results of operations and cash flows.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products. Our largest single customer accounted for approximately 5% of our 2024 net sales and our largest distributor accounted for approximately 3% of our 2024 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our business, financial condition, results of operations and cash flows. For example, consolidation among distributors, like that seen within the refinish end-market in 2024, may create larger enterprises with greater negotiating power, resulting in changes to purchasing behaviors (including if the resulting business engages in inventory destocking measures) or the loss of our customers if the resulting business chooses to use one of our competitors for the consolidated business. Further, the loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, consolidation, inventory destocking or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, certain key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers have demanded and may in the future demand contract terms that differ considerably from our standard terms and conditions. Large orders have also included and may in the future also include severe liabilities if we fail to provide the quantity and quality of product at the required delivery times or fail to meet other obligations. While we attempt to contractually limit our potential liability, we have agreed to, and we may in the future agree to, unfavorable contracting terms to secure these orders. Such actions have exposed us, and in the future could expose us, to significant additional risks should we fail to meet our obligations. For example, failure to meet customer expectations or contractual obligations related to the quality of our products has previously resulted in liabilities or indemnification claims, including those resulting from the operational matter discussed in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K; any such future failures may result in a material adverse impact on our business, financial condition, results of operations and cash flows.
We may be unable to successfully execute on our growth initiatives or targets, business strategies or operating plans.
We continue to execute, and have in the past executed, on a number of growth initiatives, strategies and operating plans designed to enhance our business, including productivity enhancements, cost reduction measures, cost savings initiatives and restructurings. For example, during February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the “2024 Transformation Initiative”) and, at our Strategy Day in May 2024, we announced our three-year 2024-2026 strategy (the “2026 A Plan”). The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate and a variety of factors could cause us to fail to realize some or all of the expected benefits and targets, including growth, cost savings, improved financial performance and productivity enhancements. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, including those related to actions needed to satisfy legal requirements in certain jurisdictions; increased difficulty and cost in implementing these efforts; adverse legal, reputational and financial effects on the Company resulting from such efforts; and the incurrence of other unexpected costs associated with operating the business. Further, our continued implementation of these programs may disrupt our operations and performance. We have in the past, and may in the future, fail to realize the full extent of the anticipated benefits from, or targets related to, such efforts and we cannot assure you that we will realize these benefits or targets. If, for any reason, the benefits we realize, or our actual results, are less than our estimates or targets, or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected. From time to time, we may commence operations at new manufacturing facilities, such as the Mobility Coatings manufacturing facility we opened in 2023 in Jilin City, Jilin Province, China, and cease operations at existing manufacturing facilities, including through relocating, eliminating or utilizing alternative sources for such operations. We may not be able to successfully commence such new operations or cease such existing operations and our failure to successfully do so could have a material adverse impact on our business results.
We rely on our distributor network and third-party delivery services for the distribution and export of certain of our products. A significant disruption in these services or significant increases in prices for these services may disrupt our ability to export material or increase our costs.
We ship a significant portion of our products to our customers through our distributor network as well as independent third-party delivery companies. If any of our key distributors or third-party delivery providers experiences a significant disruption, our products may not be timely delivered. Distributors may also decide to reduce their levels of inventory with respect to our products, which could have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, if any of our third-party delivery providers increase prices and we are not able to pass along these increases to customers, find comparable alternatives or adjust our delivery network, our business, financial condition, results of operations and cash flows could be adversely affected.
We rely on certain of our manufacturing facilities to make a significant amount of product, and certain products can only be made at specific facilities.
A small number of our manufacturing facilities have historically produced a substantial majority of our products, and certain of our products can only be made at specific facilities. Any disruption of operations at one of these facilities, like those that occurred in North America in the second quarter of 2023 due to production constraints following our implementation of a new enterprise resource planning system (“ERP”) in the region in the quarter, have in the past and could in the future significantly affect our production, distribution or our ability to fulfill our contractual obligations, including to our largest customers, which have in the past and could in the future damage our customer relationships, and our business, financial condition, results of operations and cash flows could be adversely affected. While we have certain plans in place that are intended to mitigate the risks of such manufacturing concentration, we cannot be certain that such contingency plans would be effective.
Price increases, business and supply chain interruptions, declines in the supply of raw materials or disruptions to our major tolling arrangements could have a significant impact on our ability to grow or sustain earnings.
Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to change based on fluctuations in worldwide supply and demand as well as other factors beyond our control, including inflationary pressures like those seen most recently from mid-2021 through 2022, and which abated for most categories during 2023 and 2024. We use a significant amount of raw materials derived from crude oil and natural gas. While the majority of our raw material inputs are fourth to sixth generation derivatives of crude oil and natural gas, volatile oil and gas prices, as well as other unrelated factors, can cause significant variations in our raw materials costs, affecting our operating results. While we attempt to limit the impact of fluctuations in the prices of raw materials by implementing raw material price adjustment mechanisms based on index pricing in certain of our contractual arrangements, such mechanisms may be ineffective and often lag market price changes and we can provide no assurance that we will be able to secure such contractual terms in future contracts or renewals of existing contracts. As a result, in rising raw material price environments, we may be unable to pass along these increased costs to our customers. Additionally, in declining raw material price environments, we may not realize raw material cost savings because of such lags, or customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. Additionally, we obtain certain of our raw materials from selected key suppliers. If any sole source supplier of raw materials ceases supplying raw materials to us, or if any of our key suppliers is unable to meet its obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in limited instances, we may not be able to obtain the necessary raw materials. Additionally, in certain instances, we rely on third parties to toll manufacture certain of our intermediates and products. If any of our key tolling partners ceases to provide toll manufacturing services to us, either permanently or temporarily, we would be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all.
In addition to the risks associated with raw materials prices, supplier capacity constraints, supplier production disruptions, including supply disruptions from our sole source or other key suppliers, supply chain and logistics congestion and disruptions, increasing costs for energy and freight, the unavailability of certain raw materials or disruptions to our key tolling arrangements could result in harm to our manufacturing capabilities or supply imbalances that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, rising costs of freight, logistics, energy and labor, as we experienced over 2022, and which generally abated in 2023 and 2024, increase our cost of sales and reduce our profitability.
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
Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations and U.S. and foreign trade policy.
We conduct our business on a global basis, with approximately 65% of our 2024 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability may entail further international expansion, particularly in emerging markets. Changes in local and regional economic or political conditions could affect product demand in our non-U.S. operations. Specifically, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's social, economic or political conditions, military conflicts, including the current conflicts between Russia and Ukraine and in the Middle East, geopolitical disputes, including as a result of China-Taiwan relations, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, semiconductor chip shortages, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, trapped cash issues, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions, each of which could impact our ability to do business in certain jurisdictions or with certain persons.
The U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. Furthermore, the current administration has begun implementing a more protectionist trade environment, including through measures such as the imposition of higher tariffs on imports into the U.S., the renegotiation of some U.S. trade agreements and other government regulations affecting trade between the U.S. and other countries where we conduct our business, including announced tariffs on imports from China and Mexico, and threatened tariffs on imports from the EU. These actions and proposals have resulted or could result in retaliatory actions by affected countries. Such changes could increase the price we pay for certain raw materials we import from such countries, for which we may not able to obtain alternative supply at equivalent or lower prices, reduce demand for our products in other countries and adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Legal and Regulatory Compliance and Litigation
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities which may be significant. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom Bribery Act 2010 (the “Bribery Act”), as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we may, from time to time, deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA or the Bribery Act. We are subject to the jurisdiction of various governments and regulatory agencies outside of the U.S., which may bring our personnel into contact with foreign officials responsible for issuing or renewing permits, licenses or approvals or for enforcing or overseeing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our global operations expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation. Although we have implemented anti-corruption policies and procedures and provide training on these matters, there can be no guarantee that these policies, procedures and training will effectively prevent violations or alleged violations by our employees or representatives in the future, and we could face liability and reputational harm if our distributors and other business partners violate such laws or regulations.
Evolving environmental, safety, product stewardship, consumer protection or other regulations and laws, including with respect to disclosure of metrics related to such areas, could have a material adverse effect on our business and consolidated financial condition.
Our manufacturing activities and products, both inside and outside of the U.S., are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the EPA, as well as other authorities both inside and outside of the U.S. In addition, legal and regulatory systems in emerging and developing markets may be less developed and less consistent. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events or in response to climate change. Changes in our business, whether resulting from acquisitions or otherwise, have previously increased, and may further increase, our exposure to additional laws and regulations, such as consumer protection statutes. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we have been and may in the future be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation, or curtail or cease operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Requirements relating to product stewardship and resource sustainability, including product recycling, packaging, composition and disposal, may also require us to incur significant expenses, including expenses related to costs, fines or other penalties, suspensions or modifications of products or manufacturing processes related to such products, or prohibitions of products we manufacture. In addition, new disclosure and due diligence requirements related to GHG emissions and climate change and other environmental, social and governance (“ESG”) related topics, such as supply chain due diligence requirements, including the Final SEC Climate Rules, the California Climate Laws, the EU's recently adopted CSRD and Corporate Sustainability Due Diligence Directive (“CSDDD”), and other requirements adopted by national and sub-national jurisdictions from time to time, may negatively impact our business by diverting resources and harming our reputation.
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
We are subject to various laws and regulations around the world governing the protection of the environment and health and safety, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our or our predecessors' past operations. We could incur fines, penalties and other sanctions as a result of violations of such laws and regulations. In addition, as a result of our operations and/or products, including our past operations and/or products related to our businesses prior to the acquisition of DuPont Performance Coatings (“DPC”), a business formerly owned by E. I. du Pont de Nemours and Company (now known as EIDP, Inc., a subsidiary of Corteva, Inc.) (“EIDP”), including certain assets of DPC and all of the capital stock and other equity interests of certain entities engaged in the DPC business (the “Acquisition”), we could incur substantial costs, including costs relating to remediation and restoration activities and third-party claims for property damage or personal injury. The ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. Our accruals for costs and liabilities at sites where contamination is being investigated or remediated may not be adequate because the estimates on which the accruals are based depend on a number of factors, including the nature and extent of contamination, the outcome of discussions with regulatory agencies, available technology, site-specific information, remediation alternatives and, at multi-party sites, other Potentially Responsible Parties (“PRPs”) and the number and financial viability of the other PRPs. Additional contamination may also be identified, and/or additional cleanup obligations may be incurred, at these or other sites in the future. For example, periodic monitoring or investigation activities are ongoing at a number of our sites where contaminants have been detected or are suspected, and we may incur additional costs if more active or extensive remediation is required. In addition, in connection with the Acquisition, EIDP has, subject to certain exceptions and exclusions, agreed to indemnify us for certain liabilities relating to environmental remediation obligations and certain claims relating to the exposure to hazardous substances and products manufactured prior to our separation from EIDP. We could incur material additional costs if EIDP fails to meet its obligations, if the indemnification proves insufficient or if we otherwise are unable to recover costs associated with such liabilities. The costs of our current operations, complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future as environmental regulations become more stringent.
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
We face risks arising from various litigation matters and other claims that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury, including claims arising from the matters described in Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For instance, we have seen a continuing nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also seen a continuing trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. There is also heightened scrutiny by governments, regulators and potential plaintiffs on the usage of per- and polyfluoroalkyl substances (“PFAS”) in products, the role of PFAS in the contamination of soil, air and water and health concerns related to the use of products containing PFAS. Governmental inquiries or requirements involving PFAS could cause us to incur liability for damages or other costs, civil proceedings, including personal injury claims, class actions, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward.
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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2024, substantially all of our U.S. workforce was not unionized and approximately half of our workforce outside the U.S. was unionized or otherwise covered by labor agreements. Consequently, we have been and may in the future be subject to union campaigns, work stoppages, union negotiations and other labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, limit our ability to restructure or manage our operations, divert management's attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or worsened operating results. Further, we have been and may in the future be impacted by work stoppages at our suppliers or customers that are beyond our control.
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed, and competition for management and skilled employees in our industry is intense. Our ability to meet our performance and growth goals depends upon the personal efforts and abilities of our management and skilled employees. We cannot assure you that we will retain or successfully recruit senior management, or that their services will remain available to us. In addition, increasing legislative, regulatory and judicial scrutiny, or limitations, on employee non-compete and similar agreements and restrictions may make it easier for former employees to work for our competitors or to otherwise compete with our business. We also cannot assure you that we will successfully respond to changing employee preferences in the past few years, including flexible working arrangements. Failures in these areas could adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Intellectual Property
Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.
Intellectual property rights both in the U.S. and in foreign countries, including patents, trade secrets, confidential information, trademarks and trade names, are important to our business and will be critical to our ability to grow and succeed in the future. We make decisions on whether to apply for intellectual property protection and what kind of protection to pursue based on a cost benefit analysis. While we endeavor to protect our intellectual property rights in certain jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported, the decision to file for intellectual property protection is made on a case-by-case basis and we may not accurately assess the jurisdictions where intellectual property protection is worthwhile. Because of the differences in foreign trademark, patent and other laws concerning intellectual property rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have applied for patent protection relating to certain existing and proposed products, processes and services in certain jurisdictions. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, the initial claims may be narrowed through the prosecution process and we cannot assure you that our pending patent applications will not be challenged by third parties or that such applications will eventually be granted by the applicable patent offices. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Our existing patents will all eventually expire, after which we will not be able to prevent our competitors from using our previously patented technologies, which could materially adversely affect our competitive advantage stemming from the applicable products and technologies. We also cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.
We also utilize and rely on a significant number of unpatented proprietary technologies. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require certain employees, consultants, advisors and collaborators to enter into confidentiality agreements as we deem appropriate. We cannot assure you that we will be able to enter into these confidentiality agreements or that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.
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
We also license certain of our trademarks for use by third parties. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. We are also a licensee of certain intellectual property owned by third parties. Failure to maintain such licenses or our inability to continue to use such intellectual property, due to disputes with those third parties or otherwise, could adversely affect our business.
If we are sued for infringing intellectual property rights of third parties, it may be costly and time consuming, and an unfavorable outcome in any litigation could harm our business.
We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents, trademarks or other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against claims of intellectual property rights infringement, regardless of whether the claims have merit. If we are found to have infringed on the patents, trademarks or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our business, financial condition, results of operations and cash flow. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.
Risks Related to Other Aspects of our Business
We may continue to engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations and, as a result, we may not realize the anticipated benefits of these acquisitions and divestitures.
We expect to continue to seek to grow through acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not identify all of the issues necessary to accurately estimate the cost or potential loss contingencies with respect to a particular transaction, including potential exposure to regulatory sanctions resulting from a counterparty's previous activities. We may incur unanticipated costs or expenses, including post-closing asset impairment charges or expenses associated with eliminating redundant facilities or from litigation and other liabilities. We may also face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions or managing strategic investments. Additionally, we may not achieve the benefits, including synergies and cost savings, as well as the growth and the fit with our existing businesses, we anticipate when we first enter into a transaction in the amount or on the timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. In addition, accounting requirements relating to business combinations, including the requirement to expense certain acquisition costs as incurred, may cause us to experience greater earnings volatility and generally lower earnings during periods in which we acquire new businesses. Furthermore, we have in the past made and may in the future make divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements. These arrangements could result in financial obligations imposed upon us, reduce our net sales and profitability and could affect our future financial condition, results of operations and cash flows. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.

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
EIDP's potential breach of its obligations in connection with the Acquisition, including failure to comply with its indemnification obligations, may materially affect our business and operating results.
Although the Acquisition closed on February 1, 2013, EIDP still has performance obligations to us, including fulfilling certain indemnification requirements. We could incur material additional costs if EIDP fails to meet its obligations or if we otherwise are unable to recover costs associated with such liabilities.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our common shares.
Based on the market price of our common shares and the composition of our income, assets and operations, we do not expect to be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, this is a factual determination that must be made annually after the close of each taxable year. If we are treated as a PFIC for any taxable year during which a U.S. person holds our common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. person.
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
As of December 31, 2024, we had approximately $3.4 billion of indebtedness on a consolidated basis. As of December 31, 2024, we were in compliance with all of the covenants under our outstanding debt instruments. We are more leveraged than some of our competitors, which could adversely affect our business plans.
Our substantial indebtedness could have important consequences to you. For example, it could:
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•require us to devote a substantial portion of our annual cash flow to the payment of interest on our indebtedness;
•expose us to the risk of high interest rates, as, over the term of our debt, the interest cost on a significant portion of our indebtedness is subject to changes in interest rates;
•limit our ability to repurchase our common shares or pay dividends;
•limit our flexibility in managing our business through our obligation to comply with customary financial and other covenants in the instruments governing our indebtedness, including the indentures governing our Senior Notes (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the credit agreement governing our Senior Secured Credit Facilities (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), which covenants are described in further detail in Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and
•increase our vulnerability to and limit our flexibility in planning for, or reacting to, downturns in general economic conditions or in one or more of our businesses.
To service all of our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
As described below in “Risks Related to Ownership of our Common Shares,” our ability to generate cash is dependent on the earnings and receipt of funds from our subsidiaries and joint ventures, which businesses are subject to prevailing economic and competitive conditions, and to financial, business, legislative, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available under our Senior Secured Credit Facilities in an amount sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness, or to fund our other liquidity needs, including planned capital expenditures. In such circumstances, we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The instruments governing our indebtedness restrict our ability to sell assets and to use the proceeds from such sales, and we may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, and we may not be able to obtain waivers of such defaults from our lenders. In the event of such un-waived default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
Despite our current level of indebtedness and restrictive covenants, we and our subsidiaries may incur additional indebtedness. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness or otherwise. Although the indentures governing our Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions may not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness.
In addition, if new debt is added to our and/or our subsidiaries' debt levels, the related risks that we now face as a result of our leverage would intensify. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition.”
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable or unwilling to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow from them for any reason, our business could be negatively impacted. During periods of volatility in the credit markets, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by a credit facility, or allowing access to additional credit features. If our lenders are unable or unwilling to fund borrowings under their revolving credit commitments or we are unable to borrow from them, it could be difficult in such environments to obtain sufficient liquidity to meet our operational needs.
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
•restrict our ability to introduce new products, exploit business opportunities and compete effectively; and
•increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate.
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
We do not know if market conditions or the state of the overall economy will improve or worsen in the near future. We cannot provide assurance that a continuation of current economic conditions or an economic downturn in one or more of the geographic regions in which we sell our products would not have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with the current interest rate environment and, to the extent we use debt to fund our operations, changes in interest rates will affect our cost of debt.
A substantial portion of our indebtedness bears interest at variable rates, including the Secured Overnight Financing Rate (“SOFR”), making our cost of debt higher in elevated interest rate environments, which increased costs could have a material adverse effect on our financial condition. While we may choose to, and routinely do, enter into interest rate hedging transactions to mitigate the effect of fluctuations in interest rates, we can provide no assurance that we will enter any such transactions in the future or that any such transactions would be successful in mitigating the risks of fluctuations in interest rates.
Risks Related to Ownership of our Common Shares
Axalta Coating Systems Ltd. is a holding company with no operations of its own. Because our operations are conducted almost entirely through our subsidiaries and joint ventures, we are largely dependent on our receipt of distributions and dividends or other payments from our subsidiaries and joint ventures for cash to fund all of our operations and expenses, including to make future dividend payments, if any. We may engage in restructurings and similar transactions that have the effect of altering the economic features of, and rights associated with, our common shares.
Though Axalta Coating Systems Ltd. is party to certain intercompany financing arrangements and is a guarantor of third-party debt of certain of its indirect subsidiaries, our operations are conducted almost entirely through our subsidiaries and joint ventures and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, or to fund any share repurchases, is highly dependent on the earnings and the receipt of funds from our subsidiaries and joint ventures in the form of intercompany distributions, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries' or joint ventures' earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to Axalta Coating Systems Ltd. Any payment of intercompany distributions, loans or advances to and from our subsidiaries and joint ventures could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. From time to time, we may engage in internal reorganizations to manage such restrictions and other limitations. However, any such reorganizations may, among other things, adversely affect our operating results and cash flows. Additionally, we seek to identify improvement opportunities to optimize our corporate organizational structure, including potential transactions that could result in Axalta Coating Systems Ltd. or any successor entity being incorporated in a jurisdiction other than Bermuda. Any such transaction, which may not require approval from all of the holders of our common shares, could result in adverse tax or other economic consequences for the holders of our common shares and may result in the holders of our common shares having fewer or less effective protections and/or governance rights, among other potential impacts.
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

We do not expect to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares. There can be no guarantee that we will repurchase shares under our share repurchase program.
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
While the Board has authorized a common share repurchase program of $700 million, of which $600 million remains available, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under our current common share repurchase program. Other factors, including changes in tax or securities laws, as well as restrictions imposed in the documents governing our indebtedness, could also impact our common share repurchases. Common share repurchases may reduce the liquidity available to the Company for other activities, including repayment of debt, working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings. We may also issue additional common shares or convertible debt securities. As of February 6, 2025, we had 1,000,000,000 common shares authorized and 218,143,313 common shares outstanding.
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
We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act 1981, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more limited and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company's memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an action requires the approval of a greater percentage of the company's shareholders than those who actually approved it.
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
The availability of our products and services and fulfillment of our customer obligations depend on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage, interference, or interruption from modifications or upgrades, terrorist attacks, natural disasters or pandemics, power loss, telecommunications failures, user errors, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems, and we have in the past experienced, and may in the future experience, such events, though the effects have yet to have a material adverse effect on our business. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all eventualities. Any such event relating to our systems (or the systems of third parties that we rely on) could result in theft, misuse, modification or destruction of information, including trade secrets and confidential business information, and cause business disruptions, including those that may disrupt production at our manufacturing facilities, reputational damage and third-party claims, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other countermeasures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have occurred against our systems from time to time, and we believe there have been no material adverse impacts to date. We expect these attacks to continue, and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. Geopolitical tensions or conflicts may further heighten the risk of cyber attacks, and the emergence and maturation of artificial intelligence capabilities may also lead to more sophisticated methods of attack. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. We have in the past been, and may in the future be, vulnerable to the effects of cybersecurity incidents that occur at third parties such as our customers, suppliers or business partners, and a failure of a third party's safeguards, policies or procedures could compromise our own data or operations. While we maintain safeguards to mitigate the effects of such incidents, we cannot be certain that such safeguards would be effective. These safeguards are reviewed periodically and modified to enable greater mitigation of such risks. See Part I, Item 1C, “Cybersecurity.”
In addition, we rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new ERP system, which will replace much of our existing core financial systems. In 2023, we experienced temporary operational disruptions in North America from our ERP system implementation in the region, which resulted in a negative impact to net sales during the three months ended June 30, 2023 in North America, most notably in our Performance Coatings segment. We may not be able to successfully implement the ERP system in any of the regions in which it has not yet been implemented without experiencing similar delays, increased costs, and other difficulties, including the diversion of management from the day-to-day operation of the business, and failure to successfully implement the ERP system could harm our business, financial condition, results of operations and cash flow.

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
Uncertainty in the development, deployment, and use of artificial intelligence in our products and services, as well as our business more broadly, could adversely affect our business and reputation. Artificial intelligence (“AI”) technologies may enable disruption in our industry and threaten our competitive positioning.
We use systems and tools that incorporate technologies based on AI, including systems and tools that may include generative AI for customers and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, and use for generative AI technology remains in early stages and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. There is also uncertainty around the validity and enforceability, as well as the nature, of our rights in intellectual property that is created in connection with our use, development, and deployment of AI, including the potential compromise of our rights in our intellectual property that is input into AI tools, whether done intentionally or by our employees or agents without permission to do so. In addition, our use of AI could unintentionally infringe the intellectual property rights of third parties. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Certain of our competitors may deploy AI technologies that provide more value to customers than those deployed by us, which could affect customer demand for our products and services. Additionally, certain AI technologies may enable, or accelerate the pace of, disruption in our industry, including by allowing existing and future competitors to compete and/or outpace Axalta in areas that we have a competitive advantage in currently, including color-matching and certain application technologies. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.
Increased competition may adversely affect our business, financial condition, results of operations and cash flows.
As described in greater detail in the “Performance Coatings Competition” section on page 7 and the “Mobility Coatings Competition” section on page 9, we face substantial competition from many international, national, regional and local competitors of various sizes in the manufacturing, distribution and sale of our coatings and related products. Our inability to compete successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We take on credit risk exposure from our customers in the ordinary course of our business.
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us such incentives. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we have incurred, and may in the future incur, financial losses. In addition, in the ordinary course of our business, we guarantee certain of our customers' obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on on guarantees of our customers' obligations to third parties. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our level of credit risk exposure from our customers has remained stable in recent years.
Currency risk may adversely affect our financial condition, results of operations and cash flows.
We derive a significant portion of our net sales from outside the U.S. and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against currencies in such countries will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian Real, the Chinese Yuan, the British Pound, the Australian Dollar, the Turkish Lira, the Mexican Peso, the Polish Zloty and the Argentinian Peso. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition, results of operations and cash flows.
Terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises, among other events beyond our control, may materially adversely affect our business, financial condition, results of operations and cash flows.
As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees and other personnel, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents and the national and international responses to such events or perceived threats or potential conflicts relating to or arising out of such events may create economic and political uncertainties and challenges for us, our customers, suppliers and logistic partners that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Such events may compromise the safety of, and continued provision of services by, our employees and other personnel, including executive officers and other key personnel, and any resulting disruptions or loss of services could harm our business. A loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, geopolitical risk, terrorist activity, pandemic or other public health crises, natural disaster or otherwise, whether short- or long-term, and any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our business, financial condition, results of operations and cash flows.
Russia's conflict with Ukraine, conflicts in the Middle East and the sanctions and other measures imposed by various governments in response to these conflicts (including the additional sanctions against Belarus that became effective during 2024) have increased the level of economic and political uncertainty globally. A significant escalation or expansion of economic disruption or countries subject to sanctions or the scope of any of these conflicts could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in, among other things, supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates or heightened cybersecurity risks, any of which may adversely affect the Company’s business.
The insurance we maintain may not cover all potential exposures.
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
We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws and other non-tax legislation, such as economic substance regulations, in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions and changes in tax and other non-tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the EU state aid rules, impacts of the EU's Anti-Tax Avoidance Directive and local exit tax rules with respect to business restructurings. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. Additionally, we and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
The Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries globally, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. The BEPS project is focused on a number of issues, including the shifting of profits among affiliated entities located in jurisdictions with different tax rates and a global minimum corporate income tax under “Pillar Two.” The Pillar Two framework imposes, among other items, a minimum tax rate of 15% that has been implemented by several jurisdictions in which we operate, with effect from January 1, 2024. The effect of enacted Pillar Two rules did not have a significant impact on our condensed consolidated financial statements as of December 31, 2024. Countries continue to introduce local legislation implementing the Pillar Two framework with terms that may differ from the OECD. If any of the countries in which we have significant tax exposure introduce local legislation implementing the Pillar Two framework with terms that differ from the OECD’s framework, it could have a material adverse impact on our effective tax rate and tax liabilities. In addition, the OECD continues to issue interpretations and administrative guidance, which may vary from our expectations and could have a material adverse impact on our effective tax rate and tax liabilities.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Recently adopted disclosure requirements related to ESG, including the Final SEC Climate Rules, the EU’s CSRD and CSDDD and the California Climate Laws, have already and will continue to increase our ESG-related compliance costs, which could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight, including increased limitation on, or required reduction of, GHG emissions, and the expansion of mandatory and voluntary reporting, diligence, and disclosure regarding ESG matters. In addition, we may be subject to heightened scrutiny, negative publicity, boycotts, lawsuits or demands from activists, politicians or other individuals or organizations opposed to ESG regarding our human capital and diversity and ESG initiatives, including those discussed in the following paragraph, and the expectations of these individuals or organizations may conflict with regulatory requirements or stakeholder expectations. Public statements with respect to ESG matters are also increasingly becoming subject to heightened scrutiny from shareholders and governmental authorities related to the risk of potential “greenwashing,” or misleading information or false claims overstating potential ESG benefits. Failure to adapt to or comply with regulatory requirements or investor, employee, customer, or other stakeholder expectations, including any perceived failure, could negatively impact our reputation, ability to do business with certain customers, and our stock price and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions related to ESG matters.
We have announced a number of 2030 ESG targets. Achievement of these targets depends on our development and execution of various operational strategies relating to each discrete target. The development and execution of these strategies and achievements of our targets are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our strategies and achieve our targets, and if we fail to achieve any target, or if we change or are perceived to have changed any such targets, it could damage our reputation, customer and investor relationships, stock price or our access to, and the terms of, financing.

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
The Company’s Global Director of Information Security & Compliance (the “GDISC”) is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management programs, in partnership with business and functional leaders across the Company. The GDISC has 22 years of experience in the information technology and cybersecurity field, including previous roles in cybersecurity leadership, governance, and technology architecture and engineering. The GDISC reports to the Company’s Chief Information Officer (the “CIO”), who reports directly to the Senior Vice President, Chief Financial Officer. The CIO has 24 years of experience in the information technology and cybersecurity field, including previous roles in security architecture, audit, compliance, and governance.
Under the oversight of the GDISC, members of the Company’s Information Technology and Compliance departments administer the Company's cybersecurity response policies, including assessing cybersecurity incidents as they occur and determining the severity of any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s policies. These teams report to an incident response governance team, which is composed of members of the Company’s senior leadership team. These teams monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report incidents to the Audit Committee, as appropriate.
For additional information regarding how cybersecurity threats have affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see Part I, Item 1A, “Risk Factors—General Risk Factors—Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could harm our reputation, financial condition, operating results and cash flows.”

ITEM 2. PROPERTIES
In February 2024, we moved our corporate headquarters from Glen Mills, PA to Philadelphia, PA. Our extensive geographic footprint comprises 44 manufacturing facilities (including two manufacturing sites operated by our joint ventures), four major technology centers and 45 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2024.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Cornwall, ON	Performance
	Milton, ON	Performance
United States of America	Brighton, MI	Performance
	Fridley, MN	Performance
	Front Royal, VA (1)	Performance; Mobility
	Ft. Madison, IA	Performance; Mobility
	High Point, NC	Performance
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI (1)	Performance; Mobility
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA (1)	Performance

Latin America
Brazil	Guarulhos	Performance; Mobility
Colombia	Cartagena de Indias	Performance
Guatemala	Amatitlan	Performance
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Mobility

EMEA
Austria	Guntramsdorf	Performance; Mobility
France	Montbrison	Performance
Germany	Landshut	Performance
	Wuppertal	Performance; Mobility
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Mobility
	Çerkezköy	Performance
United Kingdom	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Wellingborough	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Jilin	Performance; Mobility
	Jiading	Performance; Mobility
	Qingpu	Performance
	Ma'anshan	Performance
India	Savli	Performance; Mobility
Malaysia	Shah Alam	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Mobility

Type of Facility/Country	Location	Segment

Joint Venture Manufacturing Facilities
Indonesia	Cikarang	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Mobility

Technology Centers
China	Shanghai	Performance; Mobility
Germany	Wuppertal	Performance; Mobility
United States of America	Mt. Clemens, MI	Performance; Mobility
	Philadelphia, PA	Performance; Mobility

Customer Training Centers	Location by Region	Number of Facilities
	North America	11
	Latin America	2
	EMEA	15
	Asia Pacific	17
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are appointed by the Board. The following table provides information regarding our executive officers:

Name	Age*	Position
Chris Villavarayan	54	Chief Executive Officer and President
Carl D. Anderson II	55	Senior Vice President and Chief Financial Officer
Troy D. Weaver	53	President, Global Refinish
Hadi H. Awada	46	President, Global Mobility Coatings
Tim Bowes	61	President, Global Industrial Coatings
Amy Tufano	44	Senior Vice President and Chief Human Resources Officer
Alex Tablin-Wolf	41	Senior Vice President, General Counsel & Corporate Secretary
*As of February 13, 2025

Chris Villavarayan
Mr. Villavarayan has served as our Chief Executive Officer and President since January 1, 2023. Mr. Villavarayan joined the Company from Meritor, Inc., a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors (“Meritor”), where he held a number of positions of increasing responsibility over the course of 22 years, most recently serving, from 2021 until October 2022, as CEO and President. Prior to this role, he served, from 2020-2021, as Executive Vice President and Chief Operating Officer, overseeing Meritor’s global operations for both its business units, Global Truck and Aftermarket & Industrial, and serving, from 2018-2021, as board lead with executive oversight of Meritor’s four largest joint ventures. From 2018-2020, Mr. Villavarayan served as Senior Vice President and President – Global Truck, with responsibility for leading P&L across Meritor’s global truck business, and from 2014-2018 as President – Americas, managing multiple businesses across portfolios as leader of Meritor’s North and South America businesses. Meritor was acquired by Cummins Inc. in August 2022. Mr. Villavarayan currently serves as a Director on the Board of Franklin Electric and Focus: HOPE, a Detroit-based non-profit organization. Mr. Villavarayan earned his B.S. in civil engineering from McMaster University and completed the Wharton Executive Education Advanced Finance Program.
Carl D. Anderson II
Mr. Anderson has served as Senior Vice President and Chief Financial Officer at Axalta since August 14, 2023. Previously, he served as the Chief Financial Officer for XPO, Inc., a leading provider of freight transportation services, from November 2022 to August 2023. Prior to XPO, Mr. Anderson was Senior Vice President and CFO at Meritor from March 2019 to October 2022. Throughout his 16-year tenure with Meritor, Mr. Anderson also served as Group Vice President, Finance; Treasurer; Assistant Treasurer; and Director, International Capital Markets, Risk Management and Corporate Insurance. Earlier, he held treasury and financial planning roles at General Motors Acceptance Corporation after beginning his career with First Chicago Corporation. Mr. Anderson earned an M.B.A. from Wayne State University and a B.A. in Economics from Michigan State University.
Troy D. Weaver
Mr. Weaver has served as our President, Global Refinish since January 2024. Prior to that, Mr. Weaver served as our Senior Vice President, Global Refinish from October 2020 until January 2024, as our Vice President, Global Refinish from August 2019 until October 2020 and as our Vice President, North America Refinish from January 2017 until August 2019 where he was responsible for Axalta's high performing Refinish business in the U.S. and Canada. Mr. Weaver also led Axalta's initiative to secure and grow market share with multiple location collision shop operators, mega-dealers, and nationally recognized collision shop networks. Mr. Weaver began his career at DuPont Performance Coatings in 1992 where he held various Sales and Marketing leadership roles. He is also a two-time recipient of DuPont's Prestigious Marketing Excellence Award, first in 2007 and again in 2010. Mr. Weaver is active in the industry and has served as Chairman of the Board of CIECA (Collision Industry Electronic Commerce Association).
Hadi H. Awada
Mr. Awada has served as our President, Global Mobility Coatings since January 2024. Prior to that, Mr. Awada was our Senior Vice President, Global Mobility Coatings from October 2020 until January 2024. Previously, Mr. Awada was President, Forvia Mobility – North America, where he also served as a member of Forvia North American Board of Management and President, Faurecia Clean Mobility – Asia Pacific, serving on multiple boards with joint venture partners. In those roles, Mr. Awada ran a multibillion-dollar business and led efforts to develop and deploy an operational turnaround and transform the product line to focus on new technologies for customers seeking sustainability and innovation. Previously at Faurecia, he worked in Europe where he led sales and programs for many international customers. He also spent four years in Asia as the Vice President for light vehicle customer business units, product line, marketing and communications. Mr. Awada was employed by Faurecia from 2004 to 2010 and again from 2013 to 2020. Mr. Awada started his career after earning his B.A. from the University of Toledo, serving the Ford Motor Company in various roles within the Ford customer service division.
Tim Bowes
Mr. Bowes has served as our President, Global Industrial Coatings since January 2025. Prior to that, Mr. Bowes served as Axalta’s Senior Vice President and Chief Transformation Officer from March 2023 until his appointment as President, Global Industrial Coatings. Prior to joining Axalta, he served as Senior Vice President and President of Electrification, Industrial, Aftermarket, Purchasing & Supply Chain for Meritor. Mr. Bowes has also served as Senior Vice President and President of the Casting business unit for American Axle & Manufacturing and CEO and President of Transtar Industries, an Industrial and Automotive Aftermarket company. He also held executive leadership roles at ITT Automotive and Intermet. Mr. Bowes has lived and worked in Asia and Europe and holds an M.B.A. from Wayne State University in Detroit, Michigan and a B.S. from Lawrence Technological University in Southfield, Michigan.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Information
Our common shares are traded on the New York Stock Exchange under the symbol “AXTA.”
As of February 6, 2025, there were three registered holders of record of Axalta's common shares as shown on the records of the Company's transfer agent. A substantially greater number of holders of Axalta common shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Performance
The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Standard & Poor's Composite 500 Index (“S&P 500”), and our peer group index, Standard & Poor's 400 Materials Index (“S&P 400 Materials”). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2019.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
December 31st, 2019
December 31st, 2020
December 31st, 2021
December 31st, 2022
December 31st, 2023
December 31st, 2024
Axalta
S&P 500
S&P 400 Materials

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for 2024 and 2023. For the comparison of 2023 and 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on February 15, 2024.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are "forward-looking statements" within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “anticipate,” “anticipates,” “anticipated,” “expect,” “expected,” “believe,” “believes,” “intend,” “intended,” “estimate,” “estimated,” “projections,” “could,” “would,” “should,” “may,” “will,” “future,” “goals,” “targets,” “can,” “assumptions,” “plans,” “potential,” “possible,” “strategy,” “threatened,” “seek,” and “forecasts” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including the tariffs recently imposed by the U.S. Government on Canada, Mexico and China and any retaliatory actions, geopolitical and technological factors outside of our control, as well as risks related to the execution of, and assumptions underlying, the 2024 Transformation Initiative and the 2026 A Plan, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Risk Factors” in this Annual Report on Form 10-K and in other documents that we have filed with, or furnished to, the SEC, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors,” could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
These forward-looking statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise.
We use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, SEC filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information.
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 44 manufacturing facilities, four technology centers, 45 customer training centers and approximately 12,800 team members, inclusive of team members added from recent acquisitions, allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 1.8%, including a 0.4% headwind from foreign currency translation, for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increased net sales were driven by higher volumes of 1.1%, including contributions from the André Koch acquisition completed in October 2023, contributions of 0.7% from the CoverFlexx acquisition completed in July 2024 and higher average selling price and product mix of 0.4%. The following trends have impacted our segment net sales performance:
•Performance Coatings: Net sales increased 1.4% for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increased net sales were driven by contributions of 1.1% from the CoverFlexx acquisition and higher average selling price and product mix of 0.6%, partially offset by lower sales volumes of 0.2%, including contributions from the André Koch acquisition completed in October 2023, and impacts from foreign currency fluctuations.
•Mobility Coatings: Net sales increased 2.5% for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increased net sales were driven by higher sales volumes of 3.4%, partially offset by a headwind from unfavorable foreign currency translation of 0.9% primarily due to the weakening of the Brazilian Real, Mexican Peso and Chinese Yuan compared to the U.S. Dollar. Price-mix impacts were flat year over year.
Our business serves four end-markets globally with net sales for the years ended December 31, 2024 and 2023 as follows:

(In millions)	Year Ended December 31,		2024 vs 2023
	2024	2023	% change
Performance Coatings
Refinish	$2,164	$2,084	3.8%
Industrial	1,291	1,324	(2.4)%
Total Net sales Performance Coatings	3,455	3,408	1.4%
Mobility Coatings
Light Vehicle	1,405	1,340	4.8%
Commercial Vehicle	416	436	(4.7)%
Total Net sales Mobility Coatings	1,821	1,776	2.5%
Total Net sales	$5,276	$5,184	1.8%
2024 Transformation Initiative
During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
CoverFlexx Acquisition
During July 2024, we completed the acquisition of CoverFlexx. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Capital and Liquidity Highlights
During the year ended December 31, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). See Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

During the year ended December 31, 2024, we repurchased 2.8 million shares of our common stock for total consideration of $100 million as we executed against the $700 million share repurchase program approved by the Board of Directors in April 2024.
During March, June and November 2024, we entered into the Fourteenth, Fifteenth and Sixteenth Amendments, respectively, to the Credit Agreement (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Fourteenth and Sixteenth Amendments cumulatively reduced the interest rate spread applicable to the 2029 Dollar Term Loans from 2.50% to 1.75% when bearing interest at a rate based on SOFR. The Fifteenth Amendment increased commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million, while extending the maturity of the Revolving Credit Facility from May 2026 to June 2029. See Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Leadership Transition
President, Global Industrial Coatings
On January 23, 2025, the Company announced that Tim Bowes has been appointed President, Global Industrial Coatings, effective January 27, 2025. Mr. Bowes succeeded Shelley Bausch who stepped down from the role.
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
•changes in product sales prices (including volume discounts, cash discounts for prompt payment and impacts from raw material indexing);
•changes in the level of competition faced by our products, including price competition, quality competition and the launch of new products by competitors;
•our ability to successfully develop and launch new products and applications;
•changes in buying habits of our customers (including our distributors); and
•fluctuations in foreign exchange rates.
While the factors described above impact net sales in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see Part I, Item 1A, “Risk Factors—Risks Related to our Business.”
Cost of goods sold (“cost of sales”)
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
•changes in the price of raw materials, including as a result of tariffs;
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
Selling, general and administrative expenses (“SG&A”)
Our SG&A expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as technical support for our customers and administrative overhead costs, including:
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
Changes in SG&A expenses as a percentage of net sales have historically been impacted by a number of factors, including:
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
Other operating charges
Our other operating charges include termination benefits and other employee-related costs, acquisition and divestiture-related costs, impairment charges, charges related to an operational matter, which is discussed further in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, certain environmental charges, and gains or losses on sales of facilities, details of which are included in our reconciliations of segment operating performance to income before income taxes as shown in Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Other expense, net
Other expense, net represents costs incurred on various non-operational items including costs incurred in conjunction with our debt refinancing and extinguishment transactions, interest income, as well as foreign exchange gains and losses and non-operational impairment losses unrelated to our core business.
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
Net sales

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$5,276	$5,184	$92	1.8%
Volume effect				1.1%
Impact of CoverFlexx				0.7%
Price/Mix effect				0.4%
Exchange rate effect				(0.4)%

Net sales increased primarily due to the following:
● Higher sales volumes including the contribution from the André Koch acquisition, growth in our light vehicle end-market and impacts from lower volumes in the prior year in connection with production constraints associated with our multi-year ERP system implementation in North America

● Contributions from the CoverFlexx acquisition
● Higher average selling prices and product mix in Performance Coatings
Partially offset by:
● Unfavorable impacts of currency translation primarily due to the weakening of the Brazilian Real, Mexican Peso and Chinese Yuan, partially offset by the fluctuations of the British Pound, in each case compared to the U.S. Dollar

Cost of sales

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Cost of sales	$3,478	$3,566	$(88)	(2.5)%
% of net sales	65.9%	68.8%

Cost of sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Favorable currency translation impacts of approximately 0.5% due to the weakening of the Brazilian Real, Mexican Peso and Chinese Yuan, partially offset by the fluctuations of the British Pound, in each case compared to the U.S. Dollar

● Decreased costs of $26 million related to our multi-year ERP system implementation and productivity programs
● Decrease of $13 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
Partially offset by:
● Higher sales volumes including contributions from the André Koch and CoverFlexx acquisitions
● Higher operating expenses due primarily to the André Koch and CoverFlexx acquisitions and increased labor costs
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Lower variable input costs as a result of deflationary benefits
● Decreased costs of $26 million related to our multi-year ERP system implementation and productivity programs
● Decrease of $13 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
● $8 million impairment charge in the prior year due to the decision to demolish assets at a previously closed manufacturing site
● Higher average selling prices and favorable product mix driven by Performance Coatings
Partially offset by:
● Higher operating expenses due primarily to the André Koch and CoverFlexx acquisitions and increased labor costs
Selling, general and administrative expenses

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$847	$840	$7	0.8%

Selling, general and administrative expenses increased primarily due to the following:
● Higher operating expenses due primarily to the André Koch and CoverFlexx acquisitions and increased labor costs
● Increase of $3 million in bad debt expense
Partially offset by:
● Decrease of $21 million in commissions resulting from changes to certain contractual arrangements
● Favorable currency translation impacts of approximately 0.4% due primarily to the weakening of the Chinese Yuan, Brazilian Real and Mexican Peso, partially offset by the fluctuations of the British Pound, in each case compared to the U.S. Dollar

Other operating charges

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Other operating charges	$79	$28	$51	182.1%

Other operating charges increased primarily due to the following:
● Increase of $61 million in termination benefits and other employee-related costs primarily associated with our 2024 Transformation Initiative
● Increase of $6 million in acquisition-related costs
● Increase of $4 million in environmental remediation costs
Partially offset by:
● $12 million of third-party consultant costs in the prior year related to productivity programs
● $7 million of impairment charges recognized in the prior year related to the exit of a non-core business category in the Mobility Coatings segment

Research and development expenses

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Research and development expenses	$74	$74	$—	—%

Research and development expenses remained generally consistent:
● Impacts of currency translation were immaterial when compared to the prior year
Amortization of acquired intangibles

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Amortization of acquired intangibles	$92	$88	$4	4.5%

Amortization of acquired intangibles increased primarily due to the following:
● Increased amortization of $8 million associated with assets acquired during 2024 and the fourth quarter of 2023
Partially offset by:
● Reduced amortization of $5 million from certain intangible assets reaching the end of their useful lives during 2023 and 2024, primarily relating to intangibles from the 2013 DuPont Performance Coatings acquisition

● Impacts of currency translation were immaterial when compared to the prior year
Interest expense, net

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Interest expense, net	$205	$213	$(8)	(3.8)%

Interest expense, net decreased primarily due to the following:
● Favorable impact of $24 million attributable to lower interest rates and lower principal on our 2029 Dollar Term Loans, primarily as a result of $125 million of prepayments during 2024 and the fourth quarter of 2023

● Favorable impact of $17 million attributable to the redemption in November 2023 of our Euro-denominated Senior Notes due in 2025
● Favorable impact of $3 million attributable to our derivative instruments used to hedge the variable interest rate exposure on certain debt arrangements
Partially offset by:
● Unfavorable impact of $32 million attributable to our 2031 Dollar Senior Notes which were issued in November 2023
● Unfavorable impact of $2 million attributable to the borrowings against our Revolving Credit Facility during 2024
Other expense, net

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Other expense, net	$5	$20	$(15)	(75.0)%

Other expense, net decreased primarily due to the following:
● Favorable impact of foreign exchange gains and losses of $12 million when compared with the prior year, including expenses from the remeasurement of net monetary assets denominated in the Argentinian Peso and Turkish Lira due to a significant devaluation in the prior year

● Decreased debt extinguishment and refinancing related costs of $5 million driven by $5 million in expenses for the prepayments and repricings of our 2029 Dollar Term Loans in the current year compared to the $10 million in expenses for prepayments, repricing of the 2029 Dollar Term Loans and issuance of the 2031 Dollar Senior Notes in the prior year

● $2 million benefit from pension settlements and curtailments
Partially offset by:
● Increased miscellaneous expense, net of $4 million

Provision for income taxes

	Year Ended December 31,
	2024	2023
Income before income taxes	$496	$355
Provision for income taxes	105	86
Statutory U.S. Federal income tax rate	21.0%	21.0%
Effective tax rate	21.1%	24.3%
Effective tax rate vs. statutory U.S. Federal income tax rate	0.1%	3.3%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory U.S. federal income tax rate	2024	2023
Earnings generated in jurisdictions where the statutory rate is lower than the U.S. Federal rate (1)	$(25)	$(29)
Changes in valuation allowance (2)	14	38
Foreign exchange gains and losses	(14)	1
Tax credits	(7)	(9)
Non-deductible expenses and interest	7	7
Change in unrecognized tax benefits	13	(6)
State taxes	6	5
Foreign taxes	8	9
Bermuda CITA (3)	(27)	—
Other - net (4)	26	(4)
(1)    Primarily related to earnings in Bermuda, Germany and Switzerland.
(2)    Changes in valuation allowance primarily relates to operations in Luxembourg, the Netherlands, and the United Kingdom, including tax impacts of foreign exchange losses. Activity during the year ended December 31, 2024 includes a $26 million favorable impact related to the write off of an expired Netherlands net operating loss carryforward.
(3)    In 2024, the Company recorded adjustments to recognize the impacts of Bermuda Corporate Income Tax Act 2023 (“Bermuda CITA”), effective January 1, 2025, resulting in a net deferred tax benefit of $27 million. See Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(4)    In 2024, the Company recorded tax expense of $26 million in the Netherlands related to the write off of an expired net operating loss carryforward.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 21 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$3,455	$3,408	$47	1.4%
Impact of CoverFlexx				1.1%
Price/Mix effect				0.6%
Volume effect				(0.2)%
Exchange rate effect				(0.1)%

Adjusted EBITDA	$838	$742	$96	13.0%
Adjusted EBITDA Margin	24.3%	21.8%

Net sales increased primarily due to the following:
● Contributions from the CoverFlexx acquisition
● Higher average selling prices and product mix driven by the refinish end-market
Partially offset by:
● Lower sales volumes in the industrial end-market driven by unfavorable demand trends, partially offset by new body shop wins and contributions from the André Koch acquisition in the refinish end-market

● Impacts of currency translation were immaterial and the result of offsetting currency fluctuations

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher average selling prices and product mix driven by the refinish end-market
● Decreased costs of $17 million related to our multi-year ERP system implementation and productivity programs compared to the prior year
● Decrease of $11 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
● Contributions from the CoverFlexx acquisition
Partially offset by:
● Lower sales volumes in the industrial end-market driven by unfavorable demand trends, partially offset by new body shop wins and contributions from the André Koch acquisition in the refinish end-market

● Less effective coverage of fixed costs as a result of lower sales volumes

Mobility Coatings Segment

	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Net sales	$1,821	$1,776	$45	2.5%
Volume effect				3.4%
Exchange rate effect				(0.9)%

Adjusted EBITDA	$278	$209	$69	32.6%
Adjusted EBITDA Margin	15.3%	11.8%

Net sales increased primarily due to the following:
● Higher sales volumes driven in the light vehicle end-market, partially offset by lower sales volumes in the commercial vehicle end-market
Partially offset by:
● Unfavorable impacts of currency translation primarily due to the weakening of the Brazilian Real, Mexican Peso and Chinese Yuan, in each case compared to the U.S. Dollar

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased variable input costs due to deflationary benefits
● Higher sales volumes driven in the light vehicle end-market, partially offset by lower sales volumes in the commercial vehicle end-market
● Decreased costs of $9 million related to our multi-year ERP system implementation and productivity programs compared to the prior year
● Decrease of $2 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At December 31, 2024, availability under the Revolving Credit Facility was $778 million, net of $22 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes. At December 31, 2024, we had no outstanding borrowings under other lines of credit. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $102 million at December 31, 2024.
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
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our consolidated balance sheets. Our supplier financing programs are more fully described in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $100-110 million. We estimate that, once fully executed, the 2024 Transformation Initiative will yield net savings, inclusive of non-labor savings and costs for backfilling certain roles, of approximately $75 million on an annualized basis. We realized approximately $20 million of the run-rate savings from the 2024 Transformation Initiative in 2024, which was better than expected, and expect $30-40 million to be realized in 2025 with the full run-rate previously forecasted to be realized during 2026. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Cash Flows
Years ended December 31, 2024 and 2023

	Years Ended December 31,
(In millions)	2024	2023
Net cash provided by (used for):
Operating activities:
Net income	$391	$269
Depreciation and amortization	280	276
Amortization of deferred financing costs and original issue discount	7	9
Debt extinguishment and refinancing-related costs	5	10
Deferred income taxes	(17)	(8)
Realized and unrealized foreign exchange losses, net	11	21
Stock-based compensation	28	26
Impairment charges	—	15
Interest income on swaps designated as net investment hedges	(15)	(10)
Other non-cash, net	9	22
Net income adjusted for non-cash items	699	630
Changes in operating assets and liabilities	(123)	(55)
Operating activities	576	575
Investing activities	(440)	(206)
Financing activities	(201)	(315)
Effect of exchange rate changes on cash	(42)	(6)
Net (decrease) increase in cash	$(107)	$48
Year Ended December 31, 2024
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $576 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $699 million. This was partially offset by net uses of working capital of $123 million, for which the most significant drivers were increases in prepaid expenses and other assets of $130 million and decreases in accounts payable of $49 million. These outflows were driven primarily by the timing of payments of Business Incentive Plan assets (“BIPs”), timing of purchasing and payments to vendors. These outflows were partially offset by increases in other accrued liabilities of $36 million largely driven by accruals related to the 2024 Transformation Initiative and customer rebates.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2024 was $440 million. The primary uses were $301 million for the acquisitions discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K net of cash acquired, $140 million for purchases of property, plant and equipment and $22 million for the disbursements to customers for loans which primarily have a repayment period of five years, partially offset by proceeds of $15 million from settlements and interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2024 was $201 million. The primary uses were prepayments of $75 million for the 2029 Dollar Term Loans, purchases of our common stock of $100 million, contractual debt repayments of $17 million, payments of $6 million for fees associated with repricing our 2029 Dollar Term Loans in March 2024 and November 2024 and increasing borrowing capacity and extending the maturity date of our Revolving Credit Facility in June 2024 and payments totaling $6 million for deferred acquisition-related consideration. The two repricings of the 2029 Dollar Term Loans completed in 2024 resulted in an aggregate $148 million of constructive financing cash inflows and corresponding constructive financing cash outflows. The primary financing inflow was from borrowing $185 million against our Revolving Credit Facility, which has been repaid as of December 31, 2024.

Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2024 were unfavorable by $42 million, which was driven primarily by the fluctuations of the Euro, Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar.
Year Ended December 31, 2023
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $575 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $630 million. This was partially offset by net uses of working capital of $55 million, for which the most significant drivers were increases in accounts and notes receivable and prepaid expenses and other assets of $119 million and $71 million, respectively, driven primarily by increased price-mix, the timing of collections and payments of BIPs. These outflows were partially offset by decreases in inventories of $103 million as a result of management of inventory levels and increases in other accrued liabilities of $29 million.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2023 was $206 million. The primary uses were for purchases of property, plant and equipment of $138 million, and for business acquisitions of $106 million discussed further in Note 3 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K, partially offset by proceeds of $39 million from settlements and interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 20 to the consolidated financial statements included elsewhere in the 2023 Annual Report on Form 10-K.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2023 was $315 million. The primary uses were prepayments of $200 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual repayments of $57 million on borrowings, which includes $42 million for our China supplier financing program, purchases of our common stock totaling $50 million, payments of $17 million for fees associated with refinancing our 2024 Dollar Term Loans (as defined in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), repricing our 2029 Dollar Term Loans and the issuance of the 2031 Dollar Senior Notes and payments totaling $8 million for deferred acquisition-related consideration. Partially offsetting the outflows were proceeds of $9 million from a short-term borrowing and $8 million net cash received primarily from stock option exercises. Our China supplier financing program and our 2024 Dollar Term Loan refinancing are discussed further in Note 18 and Note 19, respectively, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2023 were unfavorable by $6 million, which was driven primarily by the fluctuations of the Euro, Argentinian Peso and Turkish Lira, partially offset by the Mexican Peso and British Pound, in each case compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at December 31, 2024 and 2023 of $593 million and $700 million, respectively. Of these balances, $497 million and $462 million were maintained in non-U.S. jurisdictions as of December 31, 2024 and 2023, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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

If required, our ability to raise additional financing and our borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. Our highly leveraged nature may limit our ability to procure additional financing in the future and elevated interest rate environments may increase our interest expense and weaken our financial condition.
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $778 million and $528 million at December 31, 2024 and December 31, 2023, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
During March, June and November 2024, we entered into the Fourteenth, Fifteenth and Sixteenth Amendments, respectively, to the Credit Agreement. The Fourteenth and Sixteenth Amendments cumulatively reduced the interest rate spread applicable to the 2029 Dollar Term Loans from 2.50% to 1.75% when bearing interest at a rate based on SOFR. The Fifteenth Amendment increased commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million, while extending the maturity of the Revolving Credit Facility from May 2026 to June 2029. See Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
During June 2024, in connection with the acquisition of CoverFlexx discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we borrowed $185 million against the Revolving Credit Facility.
The following table details our borrowings outstanding, average effective interest rates and the associated interest expense for the years ended December 31, 2024 and 2023. Interest expense is inclusive of the amortization of debt issuance costs, debt discounts and the impact of derivative instruments for the years ended December 31, 2024 and 2023, respectively:

	Years Ended December 31,
	2024			2023
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$1,702	7.6%	$118	$1,786	8.2%	$144
Revolving Credit Facility (1)	—	7.3%	5	—	N/A	3
Senior Notes	1,700	5.1%	82	1,700	4.2%	67
Short-term and other borrowings	54	Various	4	62	Various	5
Capitalized interest	N/A	N/A	(4)	N/A	N/A	(6)
Total	$3,456		$205	$3,548		$213
(1)    The computation for Average Effective Interest Rate excludes undrawn revolver fees.
After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in U.S. Dollars as of December 31, 2024 and 2023 were $2,440 million and $2,532 million, respectively, with weighted average interest rates of 5.5% and 6.5%, respectively. After giving effect to our cross-currency and interest rate hedges, borrowings denominated in Euros as of December 31, 2024 and 2023 were $1,016 million with weighted average interest rates of 4.2% and 4.3%, respectively.
Contractual Obligations
See Note 7 and Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosure of our material contractual obligations.
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
See Notes 1, 3 and 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Asset Impairments
Factors that could result in future impairment charges or changes in useful lives, among others, include changes in worldwide economic conditions, changes in technology, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Part I, Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.

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
In 2024, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
The inputs utilized in a quantitative analysis are classified as Level 3 inputs within the fair value hierarchy as defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The process of evaluating the potential impairment of goodwill and indefinite-lived intangible assets is subjective because it requires the use of estimates and assumptions as to our future cash flows, discount rates commensurate with the risks involved in the assets, future economic and market conditions, as well as other key assumptions. Based on the results of our 2024 qualitative evaluation, we do not believe the meaningful estimates and assumptions supporting the goodwill and indefinite-lived intangible assets balances have changed materially from our most recent quantitative evaluation in 2022, which rendered fair values substantially in excess of carrying values for all reporting units. We believe that the amounts recorded in the financial statements related to goodwill and indefinite-lived intangible assets are based on the best estimates and judgments of the appropriate Axalta management, although actual outcomes could differ from our estimates.
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
See Notes 1 and 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock-based compensation.

Retirement Benefits
The amounts recognized in the consolidated financial statements related to pension benefits are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensations levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore affect expense recognized in future periods.
The estimated impact of either a 100 basis point increase or decrease of the discount rate to the net periodic benefit cost for 2025 would be immaterial. The estimated impact of a 100 basis point increase or decrease of the expected return on assets assumption on the net periodic benefit cost for 2025 would result in a increase or decrease of approximately $2 million.
Derivative Instruments
As dictated by ASC 820, Fair Value Measurement, the fair market value recognized in the consolidated financial statements related to derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period.
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
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Our recorded deferred tax asset balance as of December 31, 2024 is $13 million, which is net of valuation allowances of $250 million. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors, including any potential aberrational items that may be included within our taxable results. The aberrational items that have impacted our results include debt extinguishment, refinancing and certain global restructuring costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company's future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax-free manner. At December 31, 2024 and 2023, deferred income taxes of approximately $14 million and $13 million, respectively, have been provided on such subsidiary earnings. At December 31, 2024 and 2023, we have not recorded a deferred tax liability related to withholding taxes of approximately $95 million and $38 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require us to make assessments in estimating taxes we may ultimately pay factoring in various uncertainties. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2024 and 2023, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $107 million and $96 million, respectively.
See Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on our accounting for income taxes.

Sales deductions
In our refinish end-market, our product sales are typically supplied through a network of distributors. Control transfers and revenue is recognized when our products are delivered to our distribution customers. Variable consideration in the form of price, less discounts and rebates, is estimated and recorded, as a reduction to net sales, upon the sale of our products based on our ability to make a reasonable estimate of the amounts expected to be received. The estimates of variable consideration involve significant assumptions based on the best estimates of inventory held by distributors, applicable pricing, as well as the use of historical actuals for sales, discounts and rebates, which may result in changes to estimates in the future.
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
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements at this time are those related to the operational matter, as described in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “Operational Matter”), environmental remediation, pending or threatened litigation against the Company and the resolution of matters related to open tax years as discussed in Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Insurance recoveries are recorded when probable to the extent they cover incurred or probable liabilities, while recoveries in excess of incurred or probable liabilities are recorded when collection is realizable.
Costs related to the Operational Matter are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of probable liabilities for the Operational Matter require assumptions pertaining to costs incurred by our customers to repair the impacted products. Assumptions include the ultimate number of impacted products that are repaired, re-use of damaged materials, labor rates and efficiency of individuals performing the repairs. A 10% decrease in the total number of products repaired would result in an approximately $2 million reduction in the estimated liability.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $2 million on cash interest expense considering the impact of our hedging positions currently in place.
We selectively use derivative instruments to reduce market risk associated with changes in interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
For further detail on our use of derivative instruments, see Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2024, 2023 and 2022 were from operations outside the United States. At December 31, 2024 and 2023, the accumulated other comprehensive loss account in the consolidated balance sheets included a cumulative translation loss of $517 million and $374 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss in the current year by $312 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
Uncertainty in global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Mexican Peso, Brazilian Real, Chinese Yuan, British Pound, Turkish Lira, Argentinian Peso and the British Pound. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
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

Commodity price risk
While our raw material pricing fluctuates based on underlying feedstocks movements, we are also subject to supply and demand dynamics, or other macro-level factors, and also to changes in our cost of sales caused by movements in underlying commodity prices, such as oil and natural gas, among others, for energy spend and certain purchased raw materials, including monomers, resins and solvents. We try to manage these risks by ensuring we have strategic contracts in place on critical materials along with a balance of pricing mechanisms across categories, competitive sourcing options including low cost country sources, and utilizing our supplier relationship management program. While we attempt to limit the impact of fluctuations in the prices of raw materials by implementing raw material price adjustment mechanisms based on index pricing, such mechanisms may be ineffective and often lag market price changes. In addition, we attempt to mitigate raw material inflation by passing along price increases to our customers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded CoverFlexx from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded CoverFlexx from our audit of internal control over financial reporting. CoverFlexx is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 11 to the consolidated financial statements, management has recorded unrecognized tax benefits of $107 million as of December 31, 2024. As disclosed by management, the breadth of operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more-likely-than not.”
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
February 13, 2025

We have served as the Company's auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,276	$5,184	$4,884
Cost of goods sold	3,478	3,566	3,466
Selling, general and administrative expenses	847	840	772
Other operating charges	79	28	32
Research and development expenses	74	74	66
Amortization of acquired intangibles	92	88	125
Income from operations	706	588	423
Interest expense, net	205	213	140
Other expense, net	5	20	26
Income before income taxes	496	355	257
Provision for income taxes	105	86	65
Net income	391	269	192
Less: Net income attributable to noncontrolling interests	—	2	—
Net income attributable to common shareholders	$391	$267	$192
Basic net income per share	$1.78	$1.21	$0.86
Diluted net income per share	$1.78	$1.21	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$391	$269	$192
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(142)	57	(103)
Unrealized (loss) gain on derivatives	(1)	(2)	29
Unrealized gain (loss) on pension and other benefit plan obligations	8	(49)	35
Other comprehensive (loss) income, before tax	(135)	6	(39)
Income tax expense (benefit) related to items of other comprehensive income	4	(15)	14
Other comprehensive (loss) income, net of tax	(139)	21	(53)
Comprehensive income	252	290	139
Less: Comprehensive loss attributable to noncontrolling interests	(1)	—	—
Comprehensive income attributable to controlling interests	$253	$290	$139

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$593	$700
Restricted cash	3	3
Accounts and notes receivable, net	1,248	1,260
Inventories	734	741
Prepaid expenses and other current assets	145	117
Total current assets	2,723	2,821
Property, plant and equipment, net	1,181	1,204
Goodwill	1,640	1,591
Identifiable intangibles, net	1,149	1,130
Other assets	556	526
Total assets	$7,249	$7,272
Liabilities, Shareholders' Equity
Current liabilities:
Accounts payable	$659	$725
Current portion of borrowings	20	26
Other accrued liabilities	675	677
Total current liabilities	1,354	1,428
Long-term borrowings	3,401	3,478
Accrued pensions	220	252
Deferred income taxes	151	162
Other liabilities	167	179
Total liabilities	5,293	5,499
Commitments and contingent liabilities (Note 6)
Shareholders' equity
Common shares, $1.00 par, 1,000.0 shares authorized, 254.5 and 253.7 shares issued at December 31, 2024 and 2023, respectively	255	254
Capital in excess of par	1,599	1,568
Retained earnings	1,677	1,286
Treasury shares, at cost, 36.4 and 33.6 shares at December 31, 2024 and 2023, respectively	(1,037)	(937)
Accumulated other comprehensive loss	(582)	(444)
Total Axalta shareholders' equity	1,912	1,727
Noncontrolling interests	44	46
Total shareholders' equity	1,956	1,773
Total liabilities and shareholders' equity	$7,249	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Changes in Shareholders' Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2021	227.4	$252	$1,516	$827	$(687)	$(414)	$46	$1,540
Comprehensive income (loss):
Net income	—	—	—	192	—	—	—	192
Net realized and unrealized gain on derivatives, net of tax of $3 million	—	—	—	—	—	26	—	26
Long-term employee benefit plans, net of tax of $11 million	—	—	—	—	—	24	—	24
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	(103)	—	(103)
Total comprehensive income (loss)	—	—	—	192	—	(53)	—	139
Recognition of stock-based compensation	—	—	22	—	—	—	—	22
Net shares issued under compensation plans	0.6	—	(1)	—	—	—	—	(1)
Common stock purchases	(7.4)	—	—	—	(200)	—	—	(200)
Balance December 31, 2022	220.6	$252	$1,537	$1,019	$(887)	$(467)	$46	$1,500
Comprehensive income (loss):
Net income	—	—	—	267	—	—	2	269
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	(3)	—	(3)
Long-term employee benefit plans, net of tax benefit of $15 million	—	—	—	—	—	(34)	—	(34)
Foreign currency translation, net of tax benefit of $0 million	—	—	—	—	—	60	(2)	58
Total comprehensive income	—	—	—	267	—	23	—	290
Recognition of stock-based compensation	—	—	25	—	—	—	—	25
Net shares issued under compensation plans	1.3	2	6	—	—	—	—	8
Changes in ownership of noncontrolling interests	—	—	—	—	—	—	—	—
Common stock purchases	(1.8)	—	—	—	(50)	—	—	(50)
Balance December 31, 2023	220.1	$254	$1,568	$1,286	$(937)	$(444)	$46	$1,773
Comprehensive income (loss):
Net income	—	—	—	391	—	—	—	391
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	(1)	—	(1)
Long-term employee benefit plans, net of tax of $2 million	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax of $2 million	—	—	—	—	—	(143)	(1)	(144)
Total comprehensive income (loss)	—	—	—	391	—	(138)	(1)	252
Recognition of stock-based compensation	—	—	28	—	—	—	—	28
Net shares issued under compensation plans	0.8	1	3	—	—	—	—	4
Common stock purchases	(2.8)	—	—	—	(100)	—	—	(100)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$391	$269	$192
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	280	276	303
Amortization of deferred financing costs and original issue discount	7	9	10
Debt extinguishment and refinancing-related costs	5	10	15
Deferred income taxes	(17)	(8)	(3)
Realized and unrealized foreign exchange losses, net	11	21	16
Stock-based compensation	28	26	22
Impairment charges	—	15	1
Gains on sales of facilities	—	—	(2)
Interest income on swaps designated as net investment hedges	(15)	(10)	(20)
Commercial agreement restructuring charge	—	—	25
Other non-cash, net	9	22	6
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(7)	(119)	(171)
Inventories	12	103	(195)
Prepaid expenses and other assets	(130)	(71)	(81)
Accounts payable	(49)	9	138
Other accrued liabilities	36	29	45
Other liabilities	15	(6)	(7)
Cash provided by operating activities	576	575	294
Investing activities:
Acquisitions, net of cash acquired	(301)	(106)	(3)
Purchase of property, plant and equipment	(140)	(138)	(151)
Interest proceeds on swaps designated as net investment hedges	15	10	20
Settlement proceeds on swaps designated as net investment hedges	—	29	25
Payments for loans to customers	(22)	(3)	(4)
Other investing activities, net	8	2	7
Cash used for investing activities	(440)	(206)	(106)
Financing activities:
Proceeds from short-term borrowings	—	9	—
Proceeds from long-term borrowings	333	697	1,980
Payments on short-term borrowings	(5)	(50)	(91)
Payments on long-term borrowings	(420)	(904)	(2,042)
Financing-related costs	(6)	(17)	(15)
Net cash flows associated with stock-based awards	4	8	—
Purchases of common stock	(100)	(50)	(200)
Deferred acquisition-related consideration	(6)	(8)	—
Other financing activities, net	(1)	—	(1)
Cash used for financing activities	(201)	(315)	(369)
(Decrease) increase in cash and cash equivalents	(65)	54	(181)
Effect of exchange rate changes on cash	(42)	(6)	(15)
Cash at beginning of period	703	655	851
Cash at end of period	$596	$703	$655

Cash at end of period reconciliation:
Cash and cash equivalents	$593	$700	$645
Restricted cash	3	3	10
Cash at end of period	$596	$703	$655

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$198	$213	$127
Income taxes, net of refunds	131	97	63
Non-cash investing activities:
Accrued capital expenditures	$18	$13	$32
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), at December 31, 2024 and 2023 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 2024, 2023 and 2022 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position of Axalta.
In 2024, we changed the presentation in our condensed consolidated financial statements to whole millions from our historical presentation of tenths of millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
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
Derivatives and Hedging
The Company from time to time utilizes derivatives to manage exposures to currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported in income or accumulated other comprehensive loss (“AOCI”), depending on the use of the derivative and whether it qualifies for hedge accounting treatment and is designated as such.
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
In 2024, we performed a qualitative evaluation for impairment over our reporting units and indefinite-lived intangible assets and concluded that it was not more likely than not that the fair values are less than the respective carrying amounts.
Definite-lived intangible assets, such as technology, trademarks, customer relationships, and non-compete agreements, are amortized over their estimated useful lives, generally for periods ranging from 3 to 25 years. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. The reasonableness of the useful lives of definite and indefinite-lived assets are regularly evaluated.
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
Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized as property, plant and equipment and depreciated over their useful life.
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
We recognize the benefit of an income tax position only if it is “more likely than not” that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties related to unrecognized tax benefits as a component of provision for income taxes. The current portion of unrecognized tax benefits is included in other accrued liabilities and the long-term portion is included in other liabilities in the consolidated balance sheets.
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
Stock-Based Compensation
We provide directors and certain employees stock-based compensation comprising restricted stock units (“RSUs”) and performance share units (“PSUs”). The instruments are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a graded-vesting attribution basis over the requisite service period, inclusive of impacts of any current period modifications of previously granted awards. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to Axalta's common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Axalta's common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; anti-dilutive securities are excluded from the calculation. These potentially dilutive securities are calculated under the treasury stock method and all outstanding stock options, RSUs, and PSUs are considered.
Recently Adopted Accounting Guidance
In January 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs, which codifies disclosure requirements for supplier financing programs. This ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. ASU 2022-04 also requires a rollforward of activity for each supplier financing program beginning with annual reporting for the year ended December 31, 2024. The required disclosures are included in Note 18.
In January 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280), which expands the disclosures about a public entity's reportable segments and the expenses of the entity’s reportable segments. This ASU does not impact our consolidated financial position, results of operations or cash flows. The required disclosures are included in Note 21.
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective prospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance and include required enhanced disclosures in its consolidated financial statements beginning in the year ending December 31, 2025.
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275 (the “Final Rules”), The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosures in the notes to the audited financial statements relating to the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The financial statement disclosure requirements of the Final Rules were to be effective starting with fiscal year 2025. In April 2024, after litigation challenging the Final Rules was commenced, the SEC stayed the effectiveness of the Final Rules, and the timing of the effectiveness of these disclosure requirements remains uncertain. We are currently monitoring the status of Final Rules and evaluating the potential impact of the adoption of the Final Rules.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about a public business entity's expenses and require more detailed information about the types of expenses in commonly presented expense captions, such as cost of sales, SG&A and research and development. The new standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2024-03 on our financial statements.

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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At December 31, 2024 and 2023, the total carrying value of BIPs were $169 million and $149 million, respectively, and are presented within other assets in the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, $59 million, $64 million and $59 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations.
During the year ended December 31, 2022, we agreed to forgo collection of a portion of previously provided up-front incentives with a certain Performance Coatings customer, contingent upon this customer completing a recapitalization and restructuring of its indebtedness and executing a new long-term exclusive sales agreement with us. During the year ended December 31, 2022, a charge for this customer contract restructuring was recorded for $25 million in the consolidated statements of operations, of which $20 million was recorded as a reduction to net sales and the remaining amount recorded in other expense, net as discussed in Note 10. During the year ended December 31, 2023, we reached a settlement agreement with the customer whereby all amounts owed to us were paid and all outstanding claims were discharged.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the consolidated balance sheets. The contract asset balances at December 31, 2024 and 2023 were $36 million and $39 million, respectively.
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
•Light Vehicle - Light vehicle original equipment manufacturers (“OEMs”) select coatings providers based on their global ability to deliver core and advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. Customers also look for suppliers that offer sustainable solutions to aid in the customer portfolio transformation and can enhance process efficiency, improve productivity and provide technical support.
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
See Note 21 for disaggregated net sales by end-market.
(3)    ACQUISITIONS
The pro-forma impacts on our results of operations, including the pro-forma effect of events that are directly attributable to the following acquisitions, were not significant.
Acquisition of The CoverFlexx Group
On July 2, 2024, we completed the acquisition of CoverFlexx from Transtar Holding Company for an aggregate purchase price of $290 million. The acquisition of CoverFlexx, a leading aftermarket coatings business focused on economy customers in North America, strengthens Axalta's position in the refinish economy customer segment and supports its broader growth strategy. The results of the business have been reported within our Performance Coatings segment since the acquisition date. The CoverFlexx acquisition was recorded as a business combination under FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
At December 31, 2024, we had not finalized the purchase accounting related to the CoverFlexx acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the closing date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

	July 2, 2024 (As initially reported)	Measurement Period Adjustments	July 2, 2024 (Adjusted)
Cash	$1	$—	$1
Accounts and notes receivable, net	17	—	17
Inventories	23	2	25
Prepaid expenses and other current assets, net	1	—	1
Property, plant and equipment, net	9	—	9
Identifiable intangible assets	144	—	144
Other assets	5	1	6
Accounts payable and other accrued liabilities	(6)	—	(6)
Other liabilities	(6)	—	(6)
Deferred income taxes	(7)	—	(7)
Net assets before goodwill from acquisition	181	3	184
Goodwill from acquisition	109	(3)	106
Net assets acquired	$290	$—	$290
Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to the assembled workforce and the anticipated future economic benefits of the business and is allocated to our refinish reporting unit, which is part of our Performance Coatings operating segment. The goodwill recognized at December 31, 2024 that is expected to be deductible for income tax purposes is $98 million.
We incurred and expensed acquisition-related transaction costs for the CoverFlexx acquisition of $3 million, included within other operating charges on the consolidated statements of operations for the year ended December 31, 2024.
The fair value associated with definite-lived intangible assets is $144 million, which comprises $123 million in customer relationships, $16 million in trademarks and $5 million in developed technology. The definite-lived intangible assets will be amortized over a weighted average term of 18.4 years.
Other Acquisitions
During the year ended December 31, 2024, incremental to the CoverFlexx acquisition, we successfully completed three strategic acquisitions, all based in Europe, and operating within our Performance Coatings segment (“2024 European Acquisitions”). The 2024 European Acquisitions were accounted for as business combinations and the aggregate consideration for these acquisitions was $15 million, of which $11 million was paid, net of $3 million cash acquired, during the year ended December 31, 2024. The overall impacts to our consolidated financial statements were not considered to be material, either individually or in the aggregate. The fair value associated with identifiable intangible assets from the 2024 European Acquisitions was $4 million, primarily comprising customer relationship assets, which will be amortized over a weighted average term of approximately 10.0 years.
At December 31, 2024, we had not finalized the related purchase accounting for the 2024 European Acquisitions, and the amounts recorded represent preliminary values. We expect to finalize our purchase accounting during the respective measurement periods, which will be no later than one year following the closing dates.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(4)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2022 to December 31, 2024 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
December 31, 2022	$1,422	$76	$1,498
Goodwill from acquisitions	38	—	38
Purchase accounting and other adjustments	(1)	—	(1)
Foreign currency translation	54	2	56
December 31, 2023	$1,513	$78	$1,591
Goodwill from acquisitions	112	—	112
Foreign currency translation	(59)	(4)	(63)
December 31, 2024	$1,566	$74	$1,640
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$152	$(88)	$64	11.1
Trademarks—indefinite-lived	252	—	252	Indefinite
Trademarks—definite-lived	154	(70)	84	14.0
Customer relationships	1,280	(531)	749	19.1
Total	$1,838	$(689)	$1,149

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$162	$(88)	$74	11.2
Trademarks—indefinite-lived	264	—	264	Indefinite
Trademarks—definite-lived	142	(60)	82	14.5
Customer relationships	1,194	(484)	710	19.0
Total	$1,762	$(632)	$1,130
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2025	$95
2026	$95
2027	$94
2028	$80
2029	$76

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(5)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation. The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed by 2026. The 2024 Transformation Initiative is expected to result in a net reduction to our workforce of approximately 600 employees globally and total pre-tax charges of approximately $75 million in the aggregate, of which approximately $70 million represents severance and other exit-related costs and approximately $5 million represents non-cash accelerated depreciation charges. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $100-110 million, inclusive of $30-40 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $71 million for the year ended December 31, 2024, which primarily relates to employee severance and other exit costs.
The majority of the termination benefits were accounted for in accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, whereby we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the years ended December 31, 2024, 2023 and 2022, we incurred costs of $65 million, $4 million, and $24 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 18 months.
The following table summarizes the activity related to the termination benefit reserves and expenses for the years ended December 31, 2024, 2023 and 2022:

Balance at January 1, 2022	$58
Expense recorded	24
Payments made	(30)
Foreign currency translation	(3)
Balance at December 31, 2022	$49
Expense recorded	4
Payments made	(37)
Foreign currency translation	—
Balance at December 31, 2023	$16
Expense recorded	65
Payments made	(30)
Foreign currency translation	(2)
Balance at December 31, 2024	$49
(6)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers' obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors (“Customer Obligation Guarantees”). At December 31, 2024 and 2023, we had outstanding Customer Obligation Guarantees of $23 million and $10 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 19. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either December 31, 2024 or 2023.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
During each of the years ended December 31, 2024, 2023 and 2022, expenses recorded relating to the operational matter were immaterial. At December 31, 2024 and 2023, we had $29 million and $36 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the consolidated balance sheets. Liabilities of $27 million and $31 million are recorded as other accrued liabilities in the consolidated balance sheets at December 31, 2024 and 2023, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
Other
We are subject to various pending lawsuits, legal proceedings and other claims in the ordinary course of business, including civil, regulatory and environmental matters. These matters may involve third-party indemnification obligations and/or insurance covering all or part of any potential damage incurred by us. All of these matters are subject to many uncertainties and, accordingly, we cannot determine the ultimate outcome of the proceedings and other claims at this time. The potential effects, if any, on our consolidated financial statements will be recorded in the period in which these matters are probable and estimable. Except as set forth in the “Operational Matter” section above, we believe that any sum we may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect on our results of operations, financial condition or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period. However, there can be no assurance that any such sum would not have a material adverse effect on our results of operations, financial condition or cash flows on a consolidated annual basis.
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
(7)    LEASES
We have operating and finance leases for certain of our technology centers, warehouses, office spaces, land, and equipment. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options that are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on finance leases is recognized using the effective interest method.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2024	2023
Assets	Classification
Operating lease ROU assets, net	Other assets (1)	$99	$105
Finance lease ROU assets, net	Property, plant and equipment, net (2)	47	52
Total leased assets		$146	$157
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$27	$31
Finance lease liabilities	Current portion of borrowings	3	3
Noncurrent
Operating lease liabilities	Other liabilities	73	76
Finance lease liabilities	Long-term borrowings	51	54
Total lease liabilities		$154	$164
(1)    Operating lease assets are recorded net of accumulated amortization of $89 million and $75 million for the years ended December 31, 2024 and 2023, respectively.
(2)    Finance lease assets are recorded net of accumulated amortization of $26 million and $22 million for the years ended December 31, 2024 and 2023, respectively.
Components of lease expense are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$5	$5	$5
Interest on lease liabilities	3	3	3
Operating lease cost	39	39	33
Variable lease cost	3	4	3
Short-term lease cost	1	1	—
Net lease cost	$51	$52	$44
Supplemental cash flow information related to leases is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39	$40	$34
Operating cash flows for finance leases	$3	$3	$3
Financing cash flows for finance leases	$3	$3	$3
Non-cash leasing activities:
ROU assets obtained in exchange for lease obligations - Operating leases (1)	$23	$21	$28
ROU assets obtained in exchange for lease obligations - Finance leases (1)	$—	$—	$3
(1)     Includes lease extensions and option exercises.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Lease term and discount rate information are summarized as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.6	5.1
Finance leases	12.2	13.0
Weighted average discount rate
Operating leases	5.4%	5.6%
Finance leases	5.3%	5.3%
Maturities of lease liabilities as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases
Year
2025	$33	$6
2026	25	6
2027	19	6
2028	13	6
2029	5	6
Thereafter	16	47
Total lease payments	111	77
Less: imputed interest	11	23
Present value of lease liabilities	$100	$54
(8)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with approximately 85% of the projected benefit obligation within the European region at December 31, 2024.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Obligations and Funded Status
The measurement date used to determine defined benefit obligations is December 31st each year. The following table sets forth the changes to the projected benefit obligations (“PBO”) and plan assets for the years ended December 31, 2024 and 2023 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2024 and 2023 for our defined benefit pension plans:

	Year Ended December 31,
	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$526	$449
Service cost	6	6
Interest cost	19	19
Participant contributions	2	2
Actuarial (gain) loss, net	(17)	49
Plan curtailments, settlements and special termination benefits	(9)	(9)
Benefits paid	(29)	(24)
Business combinations and other adjustments	—	9
Foreign currency translation	(30)	25
Projected benefit obligation at end of year	468	526
Change in plan assets:
Fair value of plan assets at beginning of year	281	260
Actual return on plan assets	—	10
Employer contributions	24	21
Participant contributions	2	2
Benefits paid	(29)	(24)
Settlements	(9)	(9)
Business combinations and other adjustments	—	7
Foreign currency translation	(11)	14
Fair value of plan assets at end of year	258	281
Funded status, net	$(210)	$(245)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$24	$22
Other accrued liabilities	(14)	(15)
Accrued pensions	(220)	(252)
Net amount recognized	$(210)	$(245)
The net actuarial (gain) loss for 2024 and 2023 was due primarily to fluctuations in the discount rates between years across the plans relative to the rates used in the preceding year to determine benefit obligations (see assumptions table below), which were caused by market volatility during the periods.
The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reflects the ABO for all defined benefit plans at December 31, 2024 and 2023. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	December 31,
	2024	2023
ABO	$447	$502
Plans with PBO in excess of plan assets:
PBO	$303	$338
ABO	$283	$317
Fair value plan assets	$69	$72
Plans with ABO in excess of plan assets:
PBO	$293	$338
ABO	$275	$317
Fair value plan assets	$60	$72
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2024	2023
Accumulated net actuarial losses	$(93)	$(101)
Accumulated prior service credit	2	2
Total	$(91)	$(99)
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Components of net periodic benefit cost and amounts recognized in comprehensive income:
Net periodic benefit cost:
Service cost	$6	$6	$7
Interest cost	19	19	9
Expected return on plan assets	(12)	(11)	(12)
Amortization of actuarial loss, net	4	1	3
Curtailment gain	(1)	—	—
Settlement gain	(1)	—	(1)
Net periodic benefit cost	15	15	6
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss, net	(6)	51	(33)
Amortization of actuarial loss, net	(4)	(1)	(3)
Curtailment gain	1	—	—
Settlement gain	1	—	1
Other adjustments	—	(1)	—
Total (gain) loss recognized in other comprehensive income	(8)	49	(35)
Total recognized in net periodic benefit cost and comprehensive income	$7	$64	$(29)
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2024	2023	2022
Weighted average assumptions:
Discount rate to determine benefit obligation	4.06%	3.82%	4.37%
Discount rate to determine net cost	3.82%	4.37%	1.65%
Rate of future compensation increases to determine benefit obligation	2.89%	2.97%	2.98%
Rate of future compensation increases to determine net cost	2.97%	2.98%	2.84%
Rate of return on plan assets to determine net cost	4.47%	4.27%	3.44%
Cash balance interest credit rate to determine benefit obligation	1.08%	1.32%	1.96%
Cash balance interest credit rate to determine net cost	1.32%	1.96%	0.44%
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2025	$31
2026	$33
2027	$37
2028	$36
2029	$41
2030 - 2034	$211
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
Equity securities include varying market capitalization levels. U.S. equity securities are primarily large-cap companies. Fixed income investments include corporate issued, government issued, and asset-backed securities. Corporate debt securities include a range of credit risk and industry diversification. Other investments include real estate and private market securities such as insurance contracts, interests in private equity, and venture capital partnerships. Assets measured using the net asset value (“NAV”) per share practical expedient include debt, asset-backed securities, hedge funds, and real estate funds. Debt asset-backed securities primarily consist of collateralized debt obligations. The market values for these assets are based on the NAV multiplied by the number of shares owned.
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

Asset Category	2024	2023	Target Allocation
Equity securities	5-10%	10-15%	5-10%
Debt securities	40-45%	30-35%	40-45%
Real estate	0-5%	0-5%	0-5%
Other (1)	45-50%	50-55%	45-50%
(1)    Substantially all pension insurance contracts and cash and cash equivalents holdings.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The table below presents the fair values of the defined benefit plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2024 and 2023, respectively. Defined benefit plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$11	$11	$—	$—
U.S. equity securities	14	14	—	—
Non-U.S. equity securities	9	9	—	—
Debt securities—government issued	77	50	26	1
Debt securities—corporate issued	31	21	10	—
Private market securities and other	109	—	—	109
Total carried at fair value	$251	$105	$36	$110
Investments measured at NAV	7
Total	$258

	Fair value measurements at
	December 31, 2023
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$5	$5	$—	$—
U.S. equity securities	15	15	—	—
Non-U.S. equity securities	19	16	—	3
Debt securities—government issued	73	50	18	5
Debt securities—corporate issued	28	20	6	2
Private market securities and other	116	—	—	116
Total carried at fair value	$256	$106	$24	$126
Investments measured at NAV	25
Total	$281
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2024 and 2023. The transfers in presented in the table below during 2023 relate to an acquisition and the transfers out presented in the table below during 2024 relate to de-risking activities in certain plans.

	Level 3 assets
	Total	Private market securities	Debt and equity
Ending balance at December 31, 2022	$111	$102	$9
Change in unrealized loss	7	6	1
Transfers into Level 3	8	8	—
Ending balance at December 31, 2023	$126	$116	$10
Change in unrealized gain	(8)	(7)	(1)
Purchases, sales, issues and settlements	(5)	(2)	(3)
Transfers out of Level 3	(3)	2	(5)
Ending balance at December 31, 2024	$110	$109	$1

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Assumptions and Sensitivities
The discount rate is determined as of each measurement date based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2025, the expected long-term rate of return is 3.94%.
Anticipated Contributions to Defined Benefit Plans
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2024, we expect to contribute $6 million to our defined benefit plans during 2025.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount of their regular compensation before taxes, as determined by the plan. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $44 million, $56 million and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(9)    STOCK-BASED COMPENSATION
During the years ended December 31, 2024, 2023 and 2022, we recognized $28 million, $26 million and $22 million, respectively, in stock-based compensation expense, which was allocated between cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $3 million for the years ended December 31, 2024, 2023 and 2022.
Description of Equity Incentive Plan
In 2014, the Board of Directors (the “Board”) approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan, as amended and restated including in 2023, which reserved additional shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. All awards granted pursuant to the 2014 Plan must be authorized by the Board or a designated committee thereof. The Board has generally delegated responsibility for administering the 2014 Plan to the Compensation Committee. The second amendment and restatement of the 2014 Plan was approved by the Board and the shareholders in 2023 (as so amended and restated, the “2014 Plan”).
The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2014 Plan. Option life cannot exceed ten years and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
During 2024, we granted RSUs to directors and certain employees and PSUs to certain employees. All awards were granted under the 2014 Plan. The PSUs are subject to certain performance and market conditions, in addition to the service-based vesting conditions.
During 2024, the Company withheld shares and used cash to settle certain employees' tax obligation resulting from the vesting of awards in the amount of $4 million.
Restricted Stock Units
During the year ended December 31, 2024, we issued 0.5 million RSUs. A majority of these awards vest ratably over three years.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
A summary of RSU activity as of and for the year ended December 31, 2024 is presented below:

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	1.3	$28.71
Granted	0.5	$33.21
Vested	(0.7)	$28.25
Forfeited	(0.1)	$29.74
Outstanding at December 31, 2024	1.0	$31.43
At December 31, 2024, there was $13 million of unamortized expense relating to unvested RSUs that is expected to be amortized over a weighted average period of 1.5 years.
The intrinsic value of RSU awards vested and released during 2024, 2023 and 2022 was $23 million, $26 million and $15 million, respectively. The total fair value of awards vested during 2024, 2023 and 2022 was $20 million, $19 million and $20 million, respectively. Tax benefits on these vested awards were immaterial.
Performance Share Units
During the years ended December 31, 2024, 2023 and 2022, the Company granted PSUs to certain employees of the Company as part of their annual equity compensation award.
PSUs granted in 2022 are subject to three-year service conditions, but also include performance conditions related to profitability and return on invested capital metrics over a cumulative performance period of three years, as well as three individual one-year performance periods. For the 2022 grants, at the end of the three-year performance period, the number of PSUs earned based on performance relative to the profitability and invested capital metrics are subject to a market condition in the form of a positive or negative total shareholder return modifier relative to the S&P 400 Materials Index over the same three-year performance period.
PSUs granted in 2024 and 2023 are split between those with a performance condition related to profitability and those with a market condition related to total shareholder return (“TSR”) relative to the TSR of a selected industry peer group, with all such PSUs being subject to a three-year service condition and a cumulative three-year performance period.
The actual number of shares awarded for the 2024, 2023 and 2022 grants will be between zero and 200% of the target award amount.
A summary of PSU activity as of and for the year ended December 31, 2024 is presented below:

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2024	0.8	$33.20
Granted	0.4	$38.52
Vested (1)	—	$29.53
Forfeited	(0.3)	$31.39
Outstanding at December 31, 2024	0.9	$35.84
(1)    Activity during the year ended December 31, 2024 rounds to zero.
At December 31, 2024, there was $16 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 1.7 years. The forfeitures include PSUs that vested below threshold payout.
The intrinsic value of PSU awards vested and released during 2024, 2023 and 2022 was $1 million, $0 million and $2 million, respectively. The total fair value of awards vested during 2024, 2023 and 2022 was $1 million, $0 million and $2 million, respectively. There were no tax benefits on these vested awards.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.2 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.47, a weighted average contractual life of 2.8 and an aggregate intrinsic value of $1.0 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Cash received by the Company upon exercise of options in 2024 was $8 million. There were immaterial tax expenses on these exercises. For the years ended December 31, 2024, 2023 and 2022, the intrinsic value of options exercised was $2 million, $3 million and $1 million, respectively.
(10)    OTHER EXPENSE, NET

	Year Ended December 31,
	2024	2023	2022
Foreign exchange losses, net	$11	$23	$15
Debt extinguishment and refinancing-related costs (1)	5	10	15
Other miscellaneous income, net (2)	(11)	(13)	(4)
Total	$5	$20	$26
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 19.
(2)    Activity during the year ended December 31, 2022 includes expense of $5 million related to a charge for a customer concession discussed further in Note 2.
(11)    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (“Bermuda CITA”), which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. The Bermuda CITA is applicable to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more. The Company has evaluated the Bermuda CITA and recorded $27 million of net deferred tax benefits as of December 31, 2024. The net deferred tax benefits primarily relate to a provision in the law which allows for the recognition of an opening tax loss carryforward for the five years preceding the effective date of Bermuda CITA (2020-2024).
For the years ended December 31, 2024, 2023, and 2022, the corporate income tax rate in Bermuda is 0%. The effective tax rate reconciliation presented below reflects the differences between the US federal income tax rate and the effective tax rate for the Company. We believe using the U.S. federal income tax rate is more meaningful to readers given the significance of our U.S. operations.
The Company's operations in Switzerland are subject to reduced tax rates through December 31, 2026, as long as certain conditions are met. The tax benefit attributable to this tax holiday was $4 million for the years ended December 31, 2024 and 2023 and $2 million for the year ended December 31, 2022. The tax effect of the holiday on diluted net income per common share was $0.02 for the year ended December 31, 2024 and $0.01 for the years ended December 2023 and 2022.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2024	2023	2022
Domestic	$203	$150	$138
Foreign	293	205	119
Total	$496	$355	$257
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$27	$7	$34	$33	$(9)	$24	$21	$1	$22
U.S. state and local	8	(1)	7	9	(2)	7	7	—	7
Foreign	87	(23)	64	52	3	55	40	(4)	36
Total	$122	$(17)	$105	$94	$(8)	$86	$68	$(3)	$65

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Reconciliation to U.S. Statutory Rate

	Year Ended December 31,
	2024		2023		2022
Statutory U.S. federal income tax rate	$104	21.0%	$75	21.0%	$54	21.0%
Foreign income taxed at rates other than U.S. statutory rate	(25)	(5.1)	(29)	(8.2)	(22)	(8.7)
Changes in valuation allowances	14	2.7	38	10.7	2	0.6
Foreign exchange gains and losses	(14)	(2.7)	1	0.2	(5)	(2.1)
Unrecognized tax benefits	13	2.6	(6)	(1.7)	6	2.4
Foreign taxes	8	1.6	9	2.5	7	2.7
Non-deductible expenses	7	1.5	7	1.9	6	2.2
Tax credits	(7)	(1.4)	(9)	(2.5)	(9)	(3.4)
U.S. state and local taxes, net	6	1.2	5	1.5	5	1.9
Bermuda CITA	(27)	(5.5)	—	—	—	—
Other, net (1)	26	5.2	(5)	(1.1)	21	8.7
Total income tax provision / effective tax rate	$105	21.1%	$86	24.3%	$65	25.3%
(1)In 2024, the Company recorded a tax expense of $26 million in the Netherlands related to the write off of an expired net operating loss carryforward, which is fully offset by a tax benefit of $26 million for the decrease to the valuation allowance. In 2022, the Company recorded a tax expense of $23 million in the Netherlands related to a historical impairment charge, which is fully offset by a tax benefit of $23 million for the decrease to the valuation allowance.
Deferred Tax Balances

	Year Ended December 31,
	2024	2023
Deferred tax asset
Tax loss, credit and interest carryforwards	$361	$327
Compensation and employee benefits	68	82
Accruals and other reserves	34	29
Research and development capitalization	53	50
Leases	38	41
Other	1	2
Total deferred tax assets	555	531
Less: valuation allowance	(250)	(234)
Total deferred tax assets, net of valuation allowance	305	297
Deferred tax liabilities
Goodwill and intangibles	(126)	(107)
Property, plant and equipment	(143)	(153)
Unremitted earnings	(14)	(13)
Accounts receivable and other assets	(7)	(11)
Equity investment and other securities	(2)	(5)
Total deferred tax liabilities	(292)	(289)
Net deferred tax asset	$13	$8

Non-current assets	$164	$170
Non-current liability	(151)	(162)
Net deferred tax asset	$13	$8

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
At December 31, 2024 and 2023, deferred income taxes of approximately $14 million and $13 million, respectively, have been provided on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently reinvested and cannot be repatriated in a tax-free manner. At December 31, 2024, and 2023, we have not recorded a deferred tax liability related to withholding taxes of approximately $95 million and $38 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2024	2023
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$20	$22
Expire after 10 years or indefinite carryforward	175	188
Tax credit carryforwards
Expire within 10 years	1	1
Expire after 10 years or indefinite carryforward	1	1
Interest carryforwards
Expire within 10 years	1	2
Expire after 10 years or indefinite carryforward	163	113
Total tax loss, tax credit and interest carryforwards	$361	$327
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
Valuation allowance

	Year Ended December 31,
	2024	2023
Non-U.S.	$246	$229
U.S.	4	5
Total valuation allowance	$250	$234
Valuation allowances relate primarily to the tax loss, tax credit and interest carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The non-U.S. valuation allowance primarily relates to tax loss carryforwards and interest carryforwards from operations in Luxembourg, the Netherlands, and the United Kingdom, of $240 million and $220 million at December 31, 2024 and 2023, respectively. The U.S. valuation allowance primarily relates to state net deferred tax assets.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Total Gross Unrecognized Tax Benefits

	Year Ended December 31,
	2024	2023	2022
Total gross unrecognized tax benefits at January 1	$96	$98	$91
Increases related to positions taken on items from prior years	5	2	3
Decreases related to positions taken on items from prior years	(3)	(5)	(3)
Increases related to positions taken in the current year	10	12	10
Settlement of uncertain tax positions with tax authorities	—	(1)	(1)
Decrease due to expiration of statues of limitations	(1)	(10)	(2)
Total gross unrecognized tax benefits at December 31	107	96	98
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	6	5	7
Total gross unrecognized tax benefits at December 31, including interest and penalties	$113	$101	$105

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$50	$42	$46
Interest and penalties included as components of the Provision for income taxes	$1	$(1)	$(2)
(1)    Accrued interest and penalties are included within Other accrued liabilities and Other liabilities in the consolidated balance sheets.
The Company is subject to income tax in approximately 47 jurisdictions outside the U.S. The Company's significant operations outside the U.S. are located in Brazil, China, Germany, Mexico, Switzerland and the United Kingdom. The statute of limitations varies by jurisdiction with 2014 being the oldest tax year still open in significant jurisdictions. Certain German subsidiaries are under tax examination for calendar years 2014 to 2020. The review by the German Tax Authorities (“GTA”) encompasses various tax aspects, including but not limited to intercompany transactions and the establishment of our European headquarters in Basel, Switzerland in 2016. During 2024, the GTA issued proposed adjustments that, when resolved, could have a material impact on our results of operations and cash flows in future periods. We are fully engaged in ongoing discussions with the GTA and are working towards resolutions on certain matters. We believe that adequate amounts have been reserved at December 31, 2024, for any adjustments that may ultimately result from the examination. The Company is also under audit in other jurisdictions outside of Germany. The result of all open examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.
The Company anticipates that it is reasonably possible its unrecognized benefits will decrease by $46 million, exclusive of interest and penalties, of its current unrecognized tax benefits within 2025 mainly due to the expiration of statute of limitations in various countries and the expected final assessment from the 2010-2013 German income tax audit which concluded in 2021.
(12)    NET INCOME PER COMMON SHARE
Basic net income per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the effect of potential dilution from the hypothetical exercise of outstanding stock options and vesting of RSUs and PSUs. A reconciliation of our basic and diluted net income per common share is as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Net income to common shareholders	$391	$267	$192
Basic weighted average shares outstanding	219.3	221.0	221.7
Diluted weighted average shares outstanding	220.4	221.9	222.3
Net income per common share (1):
Basic net income per share	$1.78	$1.21	$0.86
Diluted net income per share	$1.78	$1.21	$0.86
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2024, 2023 and 2022 was 0.1 million, 0.4 million and 1.1 million, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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

	Year Ended December 31,
	2024	2023
Accounts receivable—trade, net (1)	$1,015	$1,043
Notes receivable	92	79
Other (2)	141	138
Total	$1,248	$1,260
(1)Allowance for doubtful accounts was $25 million at December 31, 2024 and 2023.
(2)Includes $29 million and $36 million at December 31, 2024 and 2023, respectively, of insurance recoveries related to an operational matter discussed further in Note 6.
Bad debt expenses of $9 million, $5 million and $6 million was included within selling, general and administrative expenses and other operating charges for the years ended December 31, 2024, 2023 and 2022, respectively.
(14)    INVENTORIES

	Year Ended December 31,
	2024	2023
Finished products	$391	$405
Semi-finished products	124	126
Raw materials	189	182
Stores and supplies	30	28
Total	$734	$741
Inventory reserves were $17 million and $27 million at December 31, 2024 and 2023, respectively.
(15)    PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2024	2023
Land				$72	$76
Buildings and improvements	5	-	25	517	526
Machinery and equipment	5	-	25	1,403	1,409
Software	5	-	15	272	283
Other	3	-	20	74	75
Construction in progress				116	85
Total				2,454	2,454
Accumulated depreciation				(1,273)	(1,250)
Property, plant and equipment, net				$1,181	$1,204
Depreciation expense amounted to $127 million, $121 million and $117 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We capitalized interest of $4 million, $6 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(16)    OTHER ASSETS

	Year Ended December 31,
	2024	2023
Deferred income taxes—non-current	$164	$170
Business incentive payment assets	169	149
Operating lease ROU assets	99	105
Other assets (1)	124	102
Total	$556	$526
(1)Includes a $19 million customer loan entered into during the year ended December 31, 2024 that will be amortized over a 5-year period, of which an additional $4 million is classified as prepaid expenses and other current assets on the consolidated balance sheets.
(17)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2024	2023
Accounts Payable
Trade payables (1)	$603	$665
Non-income taxes	26	25
Other	30	35
Total	$659	$725

Other Accrued Liabilities
Compensation and other employee-related costs	$245	$259
Restructuring—current	46	14
Discounts, rebates, and warranties (2)	246	231
Operating lease liabilities	27	31
Income taxes payable	29	37
Other	82	105
Total	$675	$677
(1)Includes $28 million and $35 million at December 31, 2024 and 2023, respectively, payable to banking institutions as part of our supplier financing programs discussed further in Note 18.
(2)Includes $27 million and $31 million at December 31, 2024 and 2023, respectively, of liabilities related to an operational matter discussed further in Note 6.
(18)    SUPPLIER FINANCE PROGRAMS
We have a supplier financing program in China, which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. There were no balances outstanding under this program at December 31, 2024. Amounts outstanding under this program were $4 million and $14 million at December 31, 2023 and 2022, respectively, including $1 million and $4 million, respectively, related to purchases of property, plant and equipment. Cash outflows under this program were $4 million, $42 million and $65 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $22 million and $28 million at December 31, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $6 million and $8 million at December 31, 2024 and December 31, 2023, respectively.
The payment terms we have with our suppliers who participate in the SCF and VCA programs are consistent with the typical terms we have with our suppliers who do not participate. These financing arrangements are included in accounts payable within the consolidated balance sheets and the associated payments are included in operating activities within the consolidated statements of cash flows.
The following table summarizes the amounts outstanding under the supplier finance programs referenced above:

	China Program	SCF Program	VCA Program
Obligations outstanding at December 31, 2023	$4	$28	$8
Invoices confirmed	—	128	31
Confirmed invoices paid	(4)	(133)	(33)
Currency impact	—	(1)	—
Obligations outstanding at December 31, 2024	$—	$22	$6
(19)    BORROWINGS

	Year Ended December 31,
	2024	2023
2029 Dollar Term Loans	$1,702	$1,786
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	54	62
Unamortized original issue discount	(13)	(17)
Unamortized deferred financing costs	(22)	(27)
Total borrowings, net	3,421	3,504
Less:
Short-term borrowings	3	7
Current portion of long-term borrowings	17	19
Long-term debt	$3,401	$3,478
Senior Secured Credit Facilities, as amended
Our senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of a term loan due 2029 (the “2029 Dollar Term Loans”), and a revolving credit facility (the “Revolving Credit Facility”) that is governed by a credit agreement (as amended prior to the date hereof, the “Credit Agreement”). The Credit Agreement has undergone several amendments, the most recent of which are detailed within the discussion below. For additional detail regarding earlier amendments, refer to our previous Annual Reports on Form 10-K filed with the SEC.
Any indebtedness under the Senior Secured Credit Facilities may be voluntarily prepaid in whole or in part, in minimum amounts, subject to the provisions set forth in the Credit Agreement, including with respect to the 1.00% premium that would be payable in connection with any Repricing Event (as defined in the Credit Agreement) on the 2029 Dollar Term Loans that occurs within six months of November 26, 2024. Such indebtedness is subject to mandatory prepayments amounting to the proceeds of asset sales over $75 million, proceeds from certain debt issuances not otherwise permitted under the Credit Agreement and 50% (subject to a step-down to 25.0% or 0% if the First Lien Net Leverage Ratio (as defined in the Credit Agreement) falls below 4.25:1.00 or 3.50:1.00, respectively) of Excess Cash Flow (as defined in the Credit Agreement). Under the circumstances and subject to the conditions described in the Credit Agreement, we may increase our capacity for revolving loans, increase commitments under our existing term loans, issue additional term loans or issue other indebtedness.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The Senior Secured Credit Facilities are secured by substantially all assets of the Company and certain other subsidiary guarantors, with certain guarantors providing equity pledges only. We are subject to customary negative covenants in addition to the First Lien Net Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company's ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company's common stock. As of December 31, 2024, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
i) 2029 Dollar Term Loans
The 2029 Dollar Term Loans were issued at 99.00% of par, or a $20 million discount, and mature on December 20, 2029. Principal is paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity, and interest is payable quarterly.
The 2029 Dollar Term Loans are subject to a floor of 0.5% and a margin of 1.75% when bearing interest at a rate based on SOFR and a margin of 1.50% when bearing interest at a rate based on the Base Rate (as defined in the Credit Agreement).
ii) Revolving Credit Facility
The Revolving Credit Facility matures on the earlier of June 21, 2029, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, which maturity date is currently December 20, 2029. The financial covenant applicable to the Revolving Credit Facility is only applicable when greater than 35% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of an applicable fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio would be required to be less than or equal to 5.50:1.00.
Interest on any outstanding borrowings under the Revolving Credit Facility is subject to an interest margin of 1.50% for loans based on the Term Benchmark Loans and SONIA Rate Loans (each, as defined in the Credit Agreement) and 0.50% for loans based on the Base Rate with, in each case, a 0.25% increase when its First Lien Net Leverage Ratio is greater than or equal to 1.50:1.00 but less than or equal to 2.50:1.00 and another 0.25% increase when its First Lien Net Leverage Ratio is greater than 2.50:1.00.
During the year ended December 31, 2024, we had borrowings and letters of credit issued under the Revolving Credit Facility. At December 31, 2024 and December 31, 2023, letters of credit issued under the Revolving Credit Facility totaled $22 million, which reduced the availability under the Revolving Credit Facility as of such dates. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2024 and 2023. Availability under the Revolving Credit Facility was $778 million and $528 million at December 31, 2024 and December 31, 2023, respectively. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both December 31, 2024 and December 31, 2023.
2024 Activities
During the year ended December 31, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $1 million for the year ended December 31, 2024, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”) to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on the Secured Overnight Financing Rate (“SOFR”), from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss on financing-related costs related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
During June 2024, we entered into the Fifteenth Amendment to the Credit Agreement (the “Fifteenth Amendment”), to among other things, increase commitments available pursuant to the Revolving Credit Facility from $550 million to $800 million and extend the maturity of the Revolving Credit Facility from May 2026 to June 2029, provided that such date would be accelerated in certain circumstances as set forth in the Credit Agreement and the Fifteenth Amendment. As a result, we recorded $4 million of incremental deferred financing costs to other assets within the consolidated balance sheets during the year ended December 31, 2024.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
During November 2024, we entered into the Sixteenth Amendment to the Credit Agreement (the “Sixteenth Amendment”) to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR, from 2.00% to 1.75% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss on financing-related costs related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
2023 Activities
Pursuant to the Credit Agreement, on July 1, 2023, an interest rate based on the London Interbank Offered Rate was automatically replaced with an interest rate based on the SOFR as the interest rate benchmark for loans denominated in U.S. Dollars under the Revolving Credit Facility available under the Credit Agreement. On the same date, we entered into the Twelfth Amendment to the Credit Agreement to reflect this transition and make other related conforming changes to the Credit Agreement.
During the year ended December 31, 2023, we prepaid $200 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $3 million for the year ended December 31, 2023, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During August 2023, we entered into the Thirteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans from 3.00% to 2.50% when bearing interest at a rate based on SOFR. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $4 million loss on financing-related costs during the year ended December 31, 2023, of which $2 million related to the write-off of unamortized deferred financing costs and original issue discount and $2 million related to fees incurred to complete the repricing.
2022 Activities
On December 20, 2022, we entered into the Eleventh Amendment to the Credit Agreement to, among other things, provide a new seven year $2 billion term loan maturing December 2029 (i.e. the 2029 Dollar Term Loans), the proceeds of which, together with cash on hand, were used to refinance the existing $2 billion term loan due June 2024 (the “2024 Dollar Term Loans”). As a result of the refinancing, we recorded a $16 million loss on extinguishment of debt and other financing-related costs, of which $1 million was related to the 2024 Dollar Term Loans and $15 million was related to the 2029 Dollar Term Loans. The 2024 Dollar Term Loans loss comprised the write off of unamortized deferred financing costs and original issuance discount of $1 million. In relation to the 2029 Dollar Term Loans, the loss comprised additional fees, of which $7 million and $20 million were capitalized as deferred financing costs and original issuance discounts, respectively, and $15 million was expensed.
Senior Notes
Our senior notes (the “Senior Notes”) presently consist of 4.750% senior notes due 2027 (the “2027 Dollar Senior Notes”), 3.375% senior notes due 2029 (the “2029 Dollar Senior Notes”) and 7.250% senior notes due 2031 (the “2031 Dollar Senior Notes”), each of which is governed by an indenture. Since inception, we have held various senior notes that have been subject to several supplemental indentures. For additional detail regarding earlier activities and terms, refer to our previous Annual Reports on Form 10-K filed with the SEC.
i) 2027 Dollar Senior Notes
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

Period	2027 Dollar Senior Notes Percentage
2024	101.188%
2025 and thereafter	100.000%
Upon the occurrence of certain change of control triggering events, holders of the 2027 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2027 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The indebtedness under the 2027 Dollar Senior Notes is senior unsecured indebtedness of Axalta Coatings Systems, LLC (the “U.S. Issuer”) and the Axalta Coating Systems Dutch Holdings B.B.V. (the “Dutch Issuer”) (the U.S. Issuer and the Dutch Issuer collectively, the “2027 Notes Co-Issuers”), is senior in right of payment to all future subordinated indebtedness of the 2027 Notes Co-Issuers and the guarantors and is equal in right of payment to all existing and future senior indebtedness of the 2027 Notes Co-Issuers and the guarantors. The 2027 Dollar Senior Notes are effectively subordinated to any secured indebtedness of the 2027 Notes Co-Issuers and the guarantors (including indebtedness outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness.
The 2027 Dollar Senior Notes, subject to local law limitations, are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its existing and future direct and indirect subsidiaries that is a borrower under or that guarantees the Senior Secured Credit Facilities.
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
ii) 2029 Dollar Senior Notes
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
Upon the occurrence of certain change of control triggering events, holders of the 2029 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2029 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
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
iii) 2031 Dollar Senior Notes
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
Upon the occurrence of certain change of control triggering events, holders of the 2031 Dollar Senior Notes have the right to require us to repurchase all or any part of the 2031 Dollar Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.
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
2024 Activities
None.
2023 Activities
In November 2023, we issued $500 million in aggregate principal amount of the 2031 Dollar Senior Notes. The net proceeds from the 2031 Dollar Senior Notes, together with cash on hand were used to redeem the €450 million aggregate principal amount, with USD equivalent of $489 million, of 3.750% Euro Senior Notes due 2025 (“Redeemed Notes”) and pay related transaction costs and expenses (“November 2023 Notes Refinancing”).
In connection with the November 2023 Notes Refinancing, we incurred $8 million in third party fees, of which $6 million was paid concurrently with the issuance, and $1 million was accrued. We also recorded a $2 million loss on extinguishment of debt relating to the write off of unamortized deferred financing costs attributable to the Redeemed Notes.
2022 Activities
None.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2024.

2025	$20
2026	21
2027	521
2028	21
2029	2,339
Thereafter	534
Total borrowings	$3,456
Unamortized original issue discount	(13)
Unamortized deferred financing costs	(22)
Total borrowings, net	$3,421
(20)    FINANCIAL INSTRUMENTS, HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS
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
Fair value of contingent consideration
Contingent consideration is valued using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense, net in the consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2024 and 2023.

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Cross-currency swaps (1)	$—	$12	$—	$12	$—	$8	$—	$8
Other assets:
Cross-currency swaps (1)	—	5	—	5	—	—	—	—
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities
Other accrued liabilities:
Interest rate swaps (2)	—	1	—	1	—	—	—	—
Cross-currency swaps (1)	—	—	—	—	—	8	—	8
Contingent consideration	—	—	2	2	—	—	8	8
Other liabilities:
Cross-currency swaps (1)	—	—	—	—	—	38	—	38
Long-term borrowings:
2029 Dollar Term Loans	—	1,709	—	1,709	—	1,794	—	1,794
2027 Dollar Senior Notes	—	490	—	490	—	487	—	487
2029 Dollar Senior Notes	—	637	—	637	—	633	—	633
2031 Dollar Senior Notes	—	519	—	519	—	527	—	527
(1)    Net investment hedge
(2)    Cash flow hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the year ended December 31, 2024.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance January 1, 2024	$8
Business acquisition	1
Change in fair value	4
Payments	(11)
Ending balance at December 31, 2024	$2
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
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
Interest Rate Swaps Designated as Cash Flow Hedges

Notional amount	$475	$500	$200	$200	$150	$150
Interest rate pay	2.720%	2.590%	1.610%	1.180%	0.5% - 4.256%	4.692%
Interest rate receive	3-month LIBOR	3-month LIBOR	3-month LIBOR	3-month LIBOR	3-month SOFR	3-month SOFR
Initial effective date	4/10/2018	12/31/2019	1/15/2020	1/15/2020	3/31/2023	3/27/2024
Maximum expiration date	3/31/2023	12/31/2022	12/31/2022	12/31/2022	3/31/2024 (1)	9/30/2025
(1)    The interest rate swap was terminated early on March 27, 2024.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Cross-Currency Swaps Designated as Net Investment Hedges

Notional exchanged	$475	$365	$150	$500
Interest rate receive	4.470%	3.375%	6.692%	7.250%
Notional received	€417	€335	€142	€467
Interest rate pay	1.440%	2.040%	4.899%	5.623%
Initial effective date	11/07/2018	11/24/2018	3/31/2023	11/17/2023
Maximum expiration date	3/31/2023	2/15/2029	9/30/2025	11/16/2026
The following tables set forth the locations and amounts recognized during the year ended December 31, 2024, 2023 and 2022 for these cash flow and net investment hedges.

		Year Ended December 31,
		2024		2023		2022
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Loss (Gain) Recognized in Income
Interest rate swaps	Interest expense, net	$1	$—	$(2)	$(4)	$(22)	$7
Cross-currency swaps	Interest expense, net	(70)	(16)	47	(10)	(68)	(20)
Over the next 12 months, we expect a loss of $1 million pertaining to cash flow hedges to be reclassified from AOCI into earnings, related to our interest rate swaps.
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31,
		2024	2023	2022
Foreign currency forward contracts	Other expense, net	$(1)	$1	$—
(21)    SEGMENTS
The Company identifies an operating segment as a component: (i) that engages in business activities from which it may earn revenues and incur expenses; (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) that has available discrete financial information.
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
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global original equipment manufacturers and to a fragmented and local customer base. These customers comprise independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets and reporting units within this segment are refinish and industrial.

Notes to Consolidated Financial Statements
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
Segment Adjusted EBITDA is the primary measure used by our CODM to evaluate financial performance of the operating segments and allocate resources and is therefore our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting. Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following table presents relevant information of our reportable segments.

	Year Ended December 31,
	2024	2023	2022
Net sales (1):
Refinish	$2,164	$2,084	$1,943
Industrial	1,291	1,324	1,383
Total Net sales Performance Coatings	3,455	3,408	3,326
Light Vehicle	1,405	1,340	1,181
Commercial Vehicle	416	436	377
Total Net sales Mobility Coatings	1,821	1,776	1,558
Total Net sales	$5,276	$5,184	$4,884
Segment Adjusted EBITDA:
Performance Coatings	838	742	700
Mobility Coatings	278	209	111
Total	$1,116	$951	$811
Investment in unconsolidated affiliates:
Performance Coatings	$2	$2	$2
Mobility Coatings	9	9	8
Total	$11	$11	$10
(1)    The Company has no intercompany sales between segments.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following tables reconcile net sales to Segment Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,455	$1,821	$5,276
Segment cost of goods sold (1)	1,849	1,209	3,058
Other segment items (2)	768	334	1,102
Segment Adjusted EBITDA	$838	$278	$1,116

	Year Ended December 31, 2023
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,408	$1,776	$5,184
Segment cost of goods sold (1)	1,898	1,233	3,131
Other segment items (2)	768	334	1,102
Segment Adjusted EBITDA	$742	$209	$951

	Year Ended December 31, 2022
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,326	$1,558	$4,884
Segment cost of goods sold (1)	1,952	1,159	3,111
Other segment items (2)	674	288	962
Segment Adjusted EBITDA	$700	$111	$811
(1)    Certain amounts included in cost of goods sold on the consolidated statements of operations are excluded from Segment cost of goods sold regularly provided to the CODM.
(2)    Other segment items for both segments include certain cost of goods sold not regularly provided to the CODM, selling, general and administrative expenses, other operating charges, research and development expenses, and other expense, net. Certain amounts included in Segment cost of goods sold, including depreciation, are excluded from Segment Adjusted EBITDA and are adjusted for in other segment items.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA (1):
Performance Coatings	$838	$742	$700
Mobility Coatings	278	209	111
Total	1,116	951	811
Interest expense, net	205	213	140
Depreciation and amortization	280	276	303
Debt extinguishment and refinancing-related costs (a)	5	10	15
Termination benefits and other employee-related costs (b)	67	18	24
Acquisition and divestiture-related costs (c)	11	3	3
Site closure costs (d)	1	7	2
Impairment charges (e)	—	15	—
Foreign exchange remeasurement losses (f)	11	23	15
Long-term employee benefit plan adjustments (g)	9	9	—
Stock-based compensation (h)	28	26	22
Commercial agreement restructuring impacts (i)	—	—	25
Environmental charge (j)	4	—	—
Other adjustments (k)	(1)	(4)	5
Income before income taxes	$496	$355	$257

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents impairment charges, which are not considered indicative of our ongoing operating performance. The losses recorded during the year ended December 31, 2023 were primarily due to the decision to demolish assets at a previously closed manufacturing site during the three months ended June 30, 2023 and the then anticipated exit of a non-core business category in the Mobility Coatings segment during the three months ended March 31, 2023.

(f)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(g)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(h)	Represents non-cash impacts associated with stock-based compensation.

(i)
Represents a non-cash charge associated with the forgiveness of a portion of up-front customer incentives with repayment features which was done along with our customer completing a recapitalization and restructuring of its indebtedness and the execution of a new long-term exclusive sales agreement with us. This amount is not considered to be indicative of our ongoing operating performance.

(j)	Represents costs related to certain environmental remediation activities, which are not considered indicative of our ongoing operating performance.

(k)	Represents costs for certain non-operational or non-cash (gains) losses, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Geographic Area Information:
The information within the following tables provides disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2024	2023	2022
North America	$2,014	$2,038	$2,022
EMEA	1,784	1,776	1,604
Asia Pacific	862	781	735
Latin America (1)	616	589	523
Total (2)	$5,276	$5,184	$4,884
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2024	2023
North America	$539	$521
EMEA	362	376
Asia Pacific	185	201
Latin America (1)	95	106
Total (3)	$1,181	$1,204
(1)Includes Mexico.
(2)Net Sales are attributed to countries based on the customer's location. Sales to customers in China represented approximately 11% of the total for the year ended December 31, 2024 and 10% for the years ended December 31, 2023 and 2022. Sales to customers in Germany represented approximately 7% of the total for the years ended December 31, 2024, 2023 and 2022. Mexico represented 7% of the total for the years ended December 31, 2024 and 2023 and 6% for the year ended December 31, 2022. Canada, which is included in the North America region, represented approximately 3% of total net sales for the years ended December 31, 2024 and 2023 and 4% for the year ended December 31, 2022.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $204 million and $210 million at December 31, 2024 and 2023, respectively. China long-lived assets amounted to approximately $156 million and $171 million at December 31, 2024 and 2023, respectively. Mexico long-lived assets amounted to approximately $63 million and $69 million at December 31, 2024 and 2023, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at December 31, 2024 and 2023.
(22)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(374)	$(70)	$—	$(444)
Current year deferrals to AOCI	(127)	4	(1)	(124)
Reclassifications from AOCI to Net income	(16)	2	—	(14)
Net Change	(143)	6	(1)	(138)
Balance, December 31, 2024	$(517)	$(64)	$(1)	$(582)
The cumulative income tax expense related to the adjustments for foreign exchange at December 31, 2024 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2024 was $27 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2024 was an immaterial amount. See Note 20 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(434)	$(36)	$3	$(467)
Current year deferrals to AOCI	70	(35)	2	37
Reclassifications from AOCI to Net income	(10)	1	(5)	(14)
Net Change	60	(34)	(3)	23
Balance, December 31, 2023	$(374)	$(70)	$—	$(444)
The cumulative income tax benefit related to the adjustments for foreign exchange at December 31, 2023 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2023 was $29 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2023 was immaterial. See Note 20 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(331)	$(60)	$(23)	$(414)
Current year deferrals to AOCI	(83)	22	20	(41)
Reclassifications from AOCI to Net income	(20)	2	6	(12)
Net Change	(103)	24	26	(53)
Balance, December 31, 2022	$(434)	$(36)	$3	$(467)
The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2022 was $14 million. The cumulative income tax benefit related to the adjustments for unrealized loss on derivatives at December 31, 2022 was immaterial. See Note 20 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management's report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of CoverFlexx, which we acquired on July 2, 2024 as discussed in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K. We have included the financial results of this acquisition in the consolidated financial statements included in this Annual Report on Form 10-K from the date of acquisition. CoverFlexx is a wholly-owned subsidiary whose total assets and total revenues represent approximately 1% of the related consolidated financial amounts as of and for the year ended December 31, 2024.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company's directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal No. 1: Election of Directors” in Axalta's definitive Proxy Statement for the 2025 Annual General Meeting of Members (the “Proxy Statement”) which the Company anticipates filing with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board. The information required by this item concerning the Company's executive officers is incorporated by reference herein from Part I of this report under the caption “Information About Our Executive Officers.”
Axalta has an insider trading policy governing the purchase, sale and other dispositions of Axalta’s securities that applies to all personnel of Axalta and its subsidiaries, including directors, officers and employees and other covered persons, as well as Axalta itself. Axalta believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Axalta’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on 10-K.
Information regarding the Company's Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions “Corporate Governance Matters and Committees of the Board of Directors,” and “Delinquent Section 16(a) Reports,” respectively, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 is contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is contained in the Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the caption “Proposal No. 2: Appointment of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm and Auditor” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company's 2024 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2024, 2023 and 2022 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2024	$25	9	(9)	$25
2023	$23	5	(3)	$25
2022	$22	6	(5)	$23
(1)    Deductions include uncollectible accounts written off and foreign currency translation impact.
Inventory reserve for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2024	$27	36	(46)	$17
2023	$17	49	(39)	$27
2022	$16	27	(26)	$17
(1)    Deductions include inventory written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2024	$234	33	(17)	$250
2023	$194	41	(1)	$234
2022	$211	31	(48)	$194
(1)    Additions and deductions include the impact of foreign currency translation.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

2.3*
Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Institutional and Management Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

2.4*
Minority Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Minority Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Second Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-36733), filed with the SEC on May 3, 2018)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Description of the Axalta Coating Systems Ltd.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 19, 2020)

4.3*
Indenture, dated as of June 15, 2020, by and among Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B.B.V., as issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on June 15, 2020)

4.4*
Indenture, dated as of November 24, 2020, by and among Axalta Coating Systems, LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 24, 2020)

4.5*
Indenture, dated as of November 17, 2023, by and among Axalta Coating Systems Dutch Holding B B.V., the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K) (File No. 011-36733), filed with the SEC on November 17, 2023

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.4*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.5*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.6*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.7*
Tenth Amendment to Credit Agreement, dated as of May 11, 2021, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 12, 2021)

10.8*
Eleventh Amendment to Credit Agreement and First Amendment to Amended and Restated Guaranty Agreement, dated as of December 20, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 20, 2022)

10.9*
Twelfth Amendment to Credit Agreement, dated as of July 1, 2023, executed and delivered by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on November 1, 2023

10.10*
Thirteenth Amendment to Credit Agreement, dated as of August 18, 2023, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on August 18, 2023) (the conformed Credit Agreement attached as Annex A to the Thirteenth Amendment reflects the inclusion of the amendment provisions of all thirteen amendments to the Credit Agreement)

10.11**
Security Agreement, dated February 1, 2013, among the grantors referred to therein and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.12*
Intellectual Property Security Agreement, dated February 1, 2013, between U.S. Coatings IP Co. LLC (n/k/a Axalta Coating Systems USA IP Co. LLC) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.13*
Second Amended and Restated Guaranty Agreement dated as of December 20, 2022 among the guarantors named therein and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 20, 2022)

10.14*
First Lien Inter creditor Agreement, dated as of February 1, 2013, among Barclays Bank PLC as bank collateral agent under the Credit Agreement, and as notes foreign collateral agent under the Indenture, Wilmington Trust, National Association, as notes collateral agent under the Indenture, each Grantor party thereto and each Additional Agent from time to time party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.15*
Share Pledge Agreement in respect of shares in DuPont Performance Coatings Belgium BVBA (n/k/a Axalta Coating Systems Belgium BVBA), dated 1 February 2013, between Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), Teodur B.V. and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.16*
Bank Accounts Pledge Agreement, entered into September 17, 2013, among Axalta Coating Systems Brasil Ltda., Wilmington Trust, National Association, as Notes Collateral Agent, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.17*
Quota Pledge Agreement, entered into September 17, 2013, among Brazil Coatings Co. Participações Ltda., Axalta Coating Systems Dutch Holding 2 B.V., Barclays Bank PLC, as collateral agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.18*
Security Agreement, dated as of May 10, 2013, between Axalta Coating Systems Canada Company (f/k/a DuPont Performance Coatings Canada Company), Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), the additional grantors from time to time party thereto, and Barclays Bank PLC, as collateral agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.19*
Securities Account Pledge Agreement in relation to the shares issued by France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), dated 26 April 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.), Barclays Bank PLC, as notes foreign collateral agent, and France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS) (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.20*
Pledge of Receivables Agreement, dated 26 April 2013, between Lux FinCo Coatings S.à r.l. (n/k/a Axalta Coating Systems Finance 1 S.à r.l.) and Barclays Bank PLC, as notes foreign collateral agent (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.21*
Securities Account Pledge Agreement in relation to the shares issued by DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS), dated 26 April 2013, between France Coatings Co. (n/k/a Axalta Coating Systems France Holding SAS), Barclays Bank PLC, as notes foreign collateral agent, and DuPont Performance Coatings France SAS (n/k/a Axalta Coating Systems France SAS) (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.22*
Account Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG), Axalta Coating Systems Beteiligungs GmbH (f/k/a Germany Coatings Co GmbH), Standox GmbH, Spies Hecker GmbH, Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.23*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Deutschland Holding GmbH & Co. KG (f/k/a Germany Coatings GmbH & Co. KG) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.24*
Global Assignment Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.25*
Global Assignment Agreement, made on 29 July 2013, between Spies Hecker GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.26*
Global Assignment Agreement, made on 29 July 2013, between Standox GmbH and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.27*
Partnership Interest Pledge Agreement, made on 29 July 2013, between Axalta Coating Systems Luxembourg Holding 2 S.à r.l. (f/k/a Luxembourg Coatings S.à r.l.), Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as notes collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.28*
Security Purpose Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.29*
Security Transfer Agreement, made on 29 July 2013, between Axalta Coating Systems Germany GmbH (f/k/a DuPont Performance Coatings GmbH) and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.30*
Global Assignment Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.31*
Partnership Interest Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Germany GmbH, Axalta Coating Systems Verwaltungs GmbH (f/k/a Flash German Co. GmbH), Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association as collateral agent under the EUR Note Indenture (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.32*
Account Pledge Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG, Barclays Bank PLC, as collateral agent under the Credit Agreement, and Wilmington Trust, National Association, as collateral agent under the EUR Notes Indenture (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.33*
Security Transfer Agreement, made on 1 July 2014, between Axalta Coating Systems Logistik Germany GmbH & Co. KG and Barclays Bank PLC, as collateral agent and collateral sub-agent (incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.34*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.35*
Pledge Agreement without Transfer of Possession, dated September 18, 2013, between Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.36*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.37*
Equity Interest Pledge Agreement, dated September 18, 2013, among Axalta Coating Systems LA Holding II B.V. (f/k/a DuPont Performance Coatings LA Holding II B.V.), Axalta Coating Systems Servicios México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings Servicios México, S. de R.L. de C.V.), Axalta Coating Systems México, S. de R.L. de C.V. (f/k/a/ DuPont Performance Coatings México, S. de R.L. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.38*
Share Pledge Agreement, dated September 18, 2013, between Axalta Powder Coating Systems USA, Inc. (f/k/a DuPont Powder Coatings USA, Inc.), Axalta Powder Coating Systems México, S.A. de C.V. (f/k/a DuPont Powder Coatings de México, S.A. de C.V.) and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.39*
Debenture, dated 1 February 2013, by Coatings Co (UK) Limited (n/k/a Axalta Coating Systems UK Holding Limited), DuPont Performance Coatings (U.K.) Limited (n/k/a Axalta Coating Systems UK Limited) and DuPont Powder Coatings UK Limited (n/k/a Axalta Powder Coating Systems UK Limited), in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.40*
Security Over Shares Agreement, dated 1 February 2013, between Flash Lux Co S.à r.l. (n/k/a Axalta Coating Systems Luxembourg Holding S.à r.l.) and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.41*
Debenture, dated 25 March 2014, by Axalta Coating Systems U.K. (2) Limited in favor of Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.42*
Security Over Shares Agreement, dated 25 March 2014, between Axalta Coating Systems Belgium BVBA and Barclays Bank PLC, as collateral agent appointed pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.43*^
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.44*^
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.45*^
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.46*^
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.47*^
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.48*^
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.49*^
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.50*^
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.51*^
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018

10.52*^
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 25, 2018)

10.53*^
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on July 26, 2018)

10.54*^
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.55*^
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 1, 2023)

10.56*^
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.57*^
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.58*^
Letter Agreement, dated as of July 25, 2022, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 26, 2022)

10.59*^
Letter Agreement, dated as of November 15, 2022, between Axalta Coating Systems Ltd. and Chrishan Villavarayan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.60*^
Executive Restrictive Covenant and Severance Agreement, dated as of November 15, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems, LLC and Chrishan Villavarayan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.61*^
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 3, 2018, filed with the SEC on May 3, 2018)

10.62*^
Axalta Coating Systems Ltd. Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement (File No. 001-36733) filed with the SEC on April 25, 2023)

10.63*^
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.64*^
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.65*^
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.66*^
Letter Agreement, dated as of July 17, 2023, between Axalta Coating Systems Ltd. and Carl Anderson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 19, 2023)

10.67*^
Separation and Release Agreement, dated as of July 19, 2023, between Axalta Coating Systems Ltd. and Sean Lannon (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 19, 2023)

10.68*^
Consulting Agreement, dated as of September 19, 2023, by and between Axalta Coating Systems Ltd. and Brian A. Berube (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on September 25, 2023)

10.69*
Fourteenth Amendment to Credit Agreement, dated as of March 18, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on March 18, 2024)

10.70*	Performance Share Unit Retirement Provisions (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.71*
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.72*
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.73*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.74*
Fifteenth Amendment to Credit Agreement, dated as of June 21, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on June 24, 2024)

10.75*
Sixteenth Amendment to Credit Agreement, dated as of November 26, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 26, 2024)

19.1	Axalta Coating Systems Ltd. Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Axalta Coating Systems Ltd. Dodd-Frank Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-36733) filed with the SEC on February 15, 2024)

101	INS - XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - XBRL Taxonomy Extension Schema Document

101	CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - XBRL Taxonomy Extension Label Linkbase Document

101	PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.

^	Denotes management contract or compensatory plan or arrangement.

†	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2025.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Chris Villavarayan	Chief Executive Officer and President and Director	February 13, 2025
Chris Villavarayan	(Principal Executive Officer)

/s/ Carl D. Anderson II	Senior Vice President and Chief Financial Officer	February 13, 2025
Carl D. Anderson II	(Principal Financial Officer)

/s/ Anthony Massey	Vice President and Global Controller	February 13, 2025
Anthony Massey	(Principal Accounting Officer)

/s/ Rakesh Sachdev	Chair of the Board and Director	February 13, 2025
Rakesh Sachdev

/s/ Jan Bertsch	Director	February 13, 2025
Jan Bertsch

/s/ William M. Cook	Director	February 13, 2025
William M. Cook

/s/ Tyrone M. Jordan	Director	February 13, 2025
Tyrone M. Jordan

/s/ Deborah J. Kissire	Director	February 13, 2025
Deborah J. Kissire

/s/ Samuel L. Smolik	Director	February 13, 2025
Samuel L. Smolik

/s/ Kevin M. Stein	Director	February 13, 2025
Kevin M. Stein

/s/ Mary S. Zappone	Director	February 13, 2025
Mary S. Zappone