Form 10-Q
period 2025-03-31
Axalta Coating Systems Ltd.
filed 2025-05-07
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, there were 218,559,477 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,262	$1,294
Cost of goods sold	829	865
Selling, general and administrative expenses	202	207
Other operating charges	14	61
Research and development expenses	17	18
Amortization of acquired intangibles	24	22
Income from operations	176	121
Interest expense, net	44	54
Other expense, net	3	8
Income before income taxes	129	59
Provision for income taxes	30	20
Net income	99	39
Less: Net loss attributable to noncontrolling interests	—	(2)
Net income attributable to common shareholders	$99	$41
Basic net income per share	$0.45	$0.18
Diluted net income per share	$0.45	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$99	$39
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	62	(44)
Unrealized gain on pension and other benefit plan obligations	1	1
Other comprehensive income (loss), before tax	63	(43)
Income tax (benefit) expense related to items of other comprehensive income	(1)	1
Other comprehensive income (loss), net of tax	64	(44)
Comprehensive income (loss)	163	(5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(2)
Comprehensive income (loss) attributable to common shareholders	$161	$(3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$575	$593
Restricted cash	3	3
Accounts and notes receivable, net	1,282	1,248
Inventories	787	734
Prepaid expenses and other current assets	174	145
Total current assets	2,821	2,723
Property, plant and equipment, net	1,199	1,181
Goodwill	1,677	1,640
Identifiable intangibles, net	1,146	1,149
Other assets	568	556
Total assets	$7,411	$7,249
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$732	$659
Current portion of borrowings	20	20
Other accrued liabilities	578	675
Total current liabilities	1,330	1,354
Long-term borrowings	3,398	3,401
Accrued pensions	223	220
Deferred income taxes	153	151
Other liabilities	185	167
Total liabilities	5,289	5,293
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 255.0 and 254.5 shares issued at March 31, 2025 and December 31, 2024, respectively	255	255
Capital in excess of par	1,602	1,599
Retained earnings	1,776	1,677
Treasury shares, at cost, 36.4 shares at March 31, 2025 and December 31, 2024	(1,037)	(1,037)
Accumulated other comprehensive loss	(520)	(582)
Total Axalta shareholders’ equity	2,076	1,912
Noncontrolling interests	46	44
Total shareholders’ equity	2,122	1,956
Total liabilities and shareholders’ equity	$7,411	$7,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
Comprehensive income:
Net income	—	—	—	99	—	—	—	99
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $1 million	—	—	—	—	—	61	2	63
Total comprehensive income	—	—	—	99	—	62	2	163
Recognition of stock-based compensation	—	—	5	—	—	—	—	5
Shares issued under compensation plans	0.5	—	(2)	—	—	—	—	(2)
Balance at March 31, 2025	218.6	$255	$1,602	$1,776	$(1,037)	$(520)	$46	$2,122

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2023	220.1	$254	$1,568	$1,286	$(937)	$(444)	$46	$1,773
Comprehensive income:
Net income (loss)	—	—	—	41	—	—	(2)	39
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(45)	—	(45)
Total comprehensive income (loss)	—	—	—	41	—	(44)	(2)	(5)
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.5	—	1	—	—	—	—	1
Balance at March 31, 2024	220.6	$254	$1,575	$1,327	$(937)	$(488)	$44	$1,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$99	$39
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70	68
Amortization of deferred financing costs and original issue discount	2	2
Debt extinguishment and refinancing-related costs	—	3
Deferred income taxes	8	6
Realized and unrealized foreign exchange losses, net	8	9
Stock-based compensation	5	6
Interest income on swaps designated as net investment hedges	(3)	(3)
Other non-cash, net	(1)	2
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(18)	4
Inventories	(37)	(20)
Prepaid expenses and other assets	(59)	(40)
Accounts payable	66	11
Other accrued liabilities	(106)	(75)
Other liabilities	(8)	22
Cash provided by operating activities	26	34
Investing activities:
Acquisition, net of cash acquired	(6)	—
Purchase of property, plant and equipment	(43)	(22)
Interest proceeds on swaps designated as net investment hedges	3	3
Other investing activities, net	2	—
Cash used for investing activities	(44)	(19)
Financing activities:
Proceeds from long-term borrowings	—	107
Payments on short-term borrowings	—	(5)
Payments on long-term borrowings	(5)	(183)
Financing-related costs	—	(2)
Net cash flows associated with stock-based awards	(2)	1
Other financing activities, net	(1)	—
Cash used for financing activities	(8)	(82)
Decrease in cash	(26)	(67)
Effect of exchange rate changes on cash	8	(9)
Cash at beginning of period	596	703
Cash at end of period	$578	$627

Cash at end of period reconciliation:
Cash and cash equivalents	$575	$624
Restricted cash	3	3
Cash at end of period	$578	$627

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries (“Axalta,” the “Company,” “we,” “our” and “us”) at March 31, 2025, the results of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the three months ended March 31, 2025 and 2024. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our entities are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ended December 31, 2025 or any future period(s).
Summary of Significant Accounting Policies Updates
Recently Adopted Accounting Guidance
In January 2024, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), which expands the disclosures about a public entity's reportable segments and the expenses of the entity’s reportable segments. This ASU does not impact our consolidated financial position, results of operations or cash flows. The required disclosures are included in Note 17.
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance and include required enhanced disclosures in its consolidated financial statements for the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about a public business entity's expenses and require more detailed information about the types of expenses in commonly presented expense captions, such as cost of sales, selling general and administrative expense and research and development. The new standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2024-03 on our financial statements.
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the condensed consolidated balance sheets. The contract asset balances at March 31, 2025 and December 31, 2024 were $49 million and $36 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. BIPs are assessed for recoverability annually or more frequently when certain circumstances arise. At March 31, 2025 and December 31, 2024, the total carrying value of BIPs were $183 million and $169 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, $15 million and $14 million, respectively, was amortized net of clawbacks and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the three months ended March 31, 2025, we completed a strategic acquisition in our Performance Coatings segment. This acquisition was accounted for as a business combination with aggregate consideration of $9 million, of which $6 million was paid, net of $1 million of cash acquired, during the three months ended March 31, 2025. The overall impacts to our unaudited condensed consolidated financial statements were not considered to be material. The fair value associated with identifiable intangible assets was $5 million, comprising customer relationship assets, which will be amortized over a weighted average term of approximately 10 years.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2024 to March 31, 2025 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2024	$1,566	$74	$1,640
Goodwill from acquisitions	1	—	1
Foreign currency translation	34	2	36
Balance at March 31, 2025	$1,601	$76	$1,677
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$151	$(90)	$61	11.1
Trademarks—indefinite-lived	258	—	258	Indefinite
Trademarks—definite-lived	156	(74)	82	14.1
Customer relationships	1,301	(556)	745	19.1
Total	$1,866	$(720)	$1,146

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$152	$(88)	$64	11.1
Trademarks—indefinite-lived	252	—	252	Indefinite
Trademarks—definite-lived	154	(70)	84	14.0
Customer relationships	1,280	(531)	749	19.1
Total	$1,838	$(689)	$1,149

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2025 and each of the succeeding five years is:

Remainder of 2025	$73
2026	96
2027	95
2028	82
2029	78
2030	77
(4)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the “2024 Transformation Initiative”). The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed by 2026. The 2024 Transformation Initiative is expected to result in a reduction to our workforce of more than 500 employees globally and total pre-tax charges of approximately $80 million in the aggregate, of which approximately $74 million represents severance and other exit-related costs and approximately $6 million represents non-cash accelerated depreciation charges. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $105-115 million, inclusive of $30-40 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $6 million for the three months ended March 31, 2025, which primarily relates to employee severance and other exit costs.
The majority of the termination benefits were accounted for in accordance with the applicable guidance for Accounting Standards Codification (“ASC”) 712, Nonretirement Postemployment Benefits, whereby we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three months ended March 31, 2025 and 2024, we incurred costs of $11 million and $55 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months from March 31, 2025.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2024 to March 31, 2025:

2025 Activity
Balance at December 31, 2024	$49
Expenses, net of changes to estimates	11
Payments made	(10)
Foreign currency translation	2
Balance at March 31, 2025	$52
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At March 31, 2025 and December 31, 2024, we had outstanding Customer Obligation Guarantees of $23 million, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 15. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either March 31, 2025 or December 31, 2024.

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
During each of the three months ended March 31, 2025 and 2024, expenses recorded relating to the operational matter were immaterial. At March 31, 2025 and December 31, 2024, we had $28 million and $29 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $26 million and $27 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1	$1
Interest cost	4	5
Expected return on plan assets	(2)	(3)
Amortization of actuarial loss, net	1	1
Net periodic benefit cost	$4	$4
All non-service components of net periodic benefit cost are recorded in other expense, net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    STOCK-BASED COMPENSATION
During each of the three months ended March 31, 2025 and 2024, we recognized $5 million and $6 million in stock-based compensation expense, respectively, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $1 million for the three months ended March 31, 2025 and 2024.
2025 Activity

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	1.0	$31.43
Granted	0.5	$34.37
Vested	(0.4)	$30.74
Forfeited (1)	—	$31.47
Outstanding at March 31, 2025	1.1	$33.08
(1)    Activity during the three months ended March 31, 2025 rounds to zero.
Tax expenses on the vesting of restricted stock units during the three months ended March 31, 2025 were immaterial.
At March 31, 2025, there was $25 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.7 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	0.9	$35.84
Granted	0.3	$39.71
Vested (1)	—	$30.63
Forfeited	(0.2)	$32.33
Outstanding at March 31, 2025	1.0	$37.94
(1)    Activity during the three months ended March 31, 2025 rounds to zero.
Our performance share units allow for participants to vest in zero to 200% of the target number of shares granted. At March 31, 2025, there was $26 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 2.2 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.2 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.06, a weighted average contractual life of 2.8 years and an aggregate intrinsic value of $1 million.
Cash received by the Company upon exercise of options during the three months ended March 31, 2025 was $1 million. There were immaterial tax expenses on these exercises.
(8)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2025	2024
Foreign exchange losses, net	$3	$5
Debt extinguishment and refinancing-related costs (1)	—	3
Total	$3	$8
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the refinancing of our long-term borrowings.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Effective Tax Rate	23.0%	33.9%
The lower effective tax rate for the three months ended March 31, 2025 was primarily due to the 2025 favorable impact of changes in unrecognized tax benefits, as well as the unfavorable 2024 tax impacts of the 2024 Transformation Initiative pre-tax charges, which did not repeat in 2025.
The effective tax rate for the three months ended March 31, 2025 differs from the Bermuda statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded unfavorable impacts for earnings in jurisdictions where the statutory rate is higher than the Bermuda statutory rate and for changes in the valuation allowance. These adjustments were primarily offset by the favorable adjustments for decreases in unrecognized tax benefits and foreign currency exchange losses.
For the three months ended March 31, 2025, the effect of the Organization for Economic Cooperation and Development’s (OECD) Pillar Two framework, which imposes, among other items, a minimum tax rate of 15%, resulted in incremental tax expenses as compared to the same period in 2024. The incremental increase did not have a significant impact on our condensed consolidated financial statements for the three months ended March 31, 2025.
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

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net income to common shareholders	$99	$41
Basic weighted average shares outstanding	218.3	220.3
Diluted weighted average shares outstanding	219.4	221.3
Net income per common share (1):
Basic net income per share	$0.45	$0.18
Diluted net income per share	$0.45	$0.18
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for both the three months ended March 31, 2025 and 2024 was 0.1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(11)    ACCOUNTS AND NOTES RECEIVABLE, NET
Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses by applying historical loss percentages, combined with reasonable and supportable forecasts of future losses, to respective aging categories. Management considers the following factors in developing its current estimate of expected credit losses: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in market or regulatory matters, changes in geopolitical matters, changes in customer payment terms, and other macroeconomic factors.

	March 31, 2025	December 31, 2024
Accounts receivable - trade, net (1)	$1,040	$1,015
Notes receivable	91	92
Other (2)	151	141
Total	$1,282	$1,248
(1)    Allowance for doubtful accounts was $26 million and $25 million at March 31, 2025 and December 31, 2024, respectively.
(2)    Includes $28 million and $29 million at March 31, 2025 and December 31, 2024, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $3 million and $0 million was included within selling, general and administrative expenses and other operating charges for the three months ended March 31, 2025 and 2024, respectively.
(12)    INVENTORIES

	March 31, 2025	December 31, 2024
Finished products	$433	$391
Semi-finished products	125	124
Raw materials	197	189
Stores and supplies	32	30
Total	$787	$734
Inventory reserves were $18 million and $17 million at March 31, 2025 and December 31, 2024, respectively.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2025	December 31, 2024
Property, plant and equipment	$2,515	$2,454
Accumulated depreciation	(1,316)	(1,273)
Property, plant and equipment, net	$1,199	$1,181
Depreciation expense amounted to $31 million for both the three months ended March 31, 2025 and 2024.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(14)    SUPPLIER FINANCE PROGRAMS
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $27 million and $22 million at March 31, 2025 and December 31, 2024, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $8 million and $6 million at March 31, 2025 and December 31, 2024, respectively.
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
We have a supplier financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. There were no balances outstanding under this program at March 31, 2025, and an immaterial amount was outstanding under this program at March 31, 2024. There were no cash outflows under this program for the three months ended March 31, 2025 and $4 million of cash outflows for the three months ended March 31, 2024.
(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2025	December 31, 2024
2029 Dollar Term Loans	$1,698	$1,702
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	53	54
Unamortized original issue discount	(12)	(13)
Unamortized deferred financing costs	(21)	(22)
Total borrowings, net	3,418	3,421
Less:
Short-term borrowings	3	3
Current portion of long-term borrowings	17	17
Long-term debt	$3,398	$3,401
Our senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of a term loan due 2029 (the “2029 Dollar Term Loans”) and a revolving credit facility due 2029 (the “Revolving Credit Facility”) that is governed by a credit agreement (as amended, the “Credit Agreement”).
Revolving Credit Facility
At both March 31, 2025 and December 31, 2024, letters of credit issued under the Revolving Credit Facility totaled $22 million, which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $778 million at March 31, 2025 and December 31, 2024. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both March 31, 2025 and December 31, 2024.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2025.

Remainder of 2025	$15
2026	21
2027	521
2028	21
2029	2,339
Thereafter	534
Total borrowings	3,451
Unamortized original issue discount	(12)
Unamortized deferred financing costs	(21)
Total borrowings, net	$3,418
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2025 and December 31, 2024.

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (1)	$—	$9	$—	$9	$—	$12	$—	$12
Other assets:
Cross-currency swaps (1)	—	—	—	—	—	5	—	5
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Interest rate swaps (2)	—	—	—	—	—	1	—	1
Cross-currency swaps (1)	—	4	—	4	—	—	—	—
Contingent consideration	—	—	2	2	—	—	2	2
Other liabilities:
Cross-currency swaps (1)	—	12	—	12	—	—	—	—
Long-term borrowings:
2029 Dollar Term Loans	—	1,698	—	1,698	—	1,709	—	1,709
2027 Dollar Senior Notes	—	492	—	492	—	490	—	490
2029 Dollar Senior Notes	—	641	—	641	—	637	—	637
2031 Dollar Senior Notes	—	517	—	517	—	519	—	519
(1)    Net investment hedge
(2)    Cash flow hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the three months ended March 31, 2025.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2024	$2
Business acquisition	1
Foreign currency translation	(1)
Ending balance at March 31, 2025	$2
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
The following table sets forth the locations and amounts recognized during the three months ended March 31, 2025 and 2024 for the Company's cash flow and net investment hedges.

		Three Months Ended March 31,
		2025		2024
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Cross-currency swaps	Interest expense, net	$20	$(5)	$(33)	$(4)

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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended March 31,
		2025	2024
Foreign currency forward contracts	Other expense, net	$(5)	$(4)
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
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global original equipment manufacturers (“OEMs”) and to a fragmented and local customer base. These customers comprise independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets and reporting units within this segment are refinish and industrial.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Segment Adjusted EBITDA is the primary measure used by our CODM to evaluate financial performance of the operating segments and allocate resources and is therefore our measure of segment profitability in accordance with GAAP under ASC 280, Segment Reporting. Asset information is not reviewed or included with our internal management reporting. Therefore, we have not disclosed asset information for each reportable segment. The following tables present relevant information of our reportable segments.

	Three Months Ended March 31,
	2025	2024
Net sales (1):
Refinish	$511	$519
Industrial	311	329
Total Net sales Performance Coatings	822	848
Light Vehicle	340	342
Commercial Vehicle	100	104
Total Net sales Mobility Coatings	440	446
Total Net sales	$1,262	$1,294
Segment Adjusted EBITDA:
Performance Coatings	$197	$196
Mobility Coatings	73	63
Total	$270	$259

	March 31, 2025	December 31, 2024
Investment in unconsolidated affiliates:
Performance Coatings	$2	$2
Mobility Coatings	10	9
Total	$12	$11
(1)The Company has no intercompany sales between segments.
The following tables reconcile net sales to Segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2025
	Performance Coatings	Mobility Coatings	Total
Net sales	$822	$440	$1,262
Segment cost of goods sold (1)	440	288	728
Other segment items (2)	185	79	264
Segment Adjusted EBITDA	$197	$73	$270

	Three Months Ended March 31, 2024
	Performance Coatings	Mobility Coatings	Total
Net sales	$848	$446	$1,294
Segment cost of goods sold (1)	459	301	760
Other segment items (2)	193	82	275
Segment Adjusted EBITDA	$196	$63	$259
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA (1):
Performance Coatings	$197	$196
Mobility Coatings	73	63
Total	270	259
Interest expense, net	44	54
Depreciation and amortization	70	68
Debt extinguishment and refinancing-related costs (a)	—	3
Termination benefits and other employee-related costs (b)	11	55
Acquisition and divestiture-related costs (c)	2	2
Site closure costs (d)	3	1
Foreign exchange remeasurement losses (e)	3	5
Long-term employee benefit plan adjustments (f)	3	3
Stock-based compensation (g)	5	6
Environmental charge (h)	—	4
Other adjustments (i)	—	(1)
Income before income taxes	$129	$59

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents acquisition and divestiture-related expenses and integration activities associated with our business combinations, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(f)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(g)	Represents non-cash impacts associated with stock-based compensation.

(h)	Represents costs related to certain environmental remediation activities, which are not considered indicative of our ongoing operating performance.

(i)	Represents costs for certain non-operational or non-cash gains, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Geographic Area Information:
The following tables provide disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Three Months Ended March 31,
	2025	2024
North America	$458	$485
EMEA	446	465
Asia Pacific	215	198
Latin America (1)	143	146
Total (2)	$1,262	$1,294
Net long-lived assets by region were as follows:

	March 31, 2025	December 31, 2024

North America	$543	$539
EMEA	370	362
Asia Pacific	184	185
Latin America (1)	102	95
Total (3)	$1,199	$1,181
(1)Includes Mexico.
(2)Net sales are attributed to countries based on the customer's location. Sales to customers in China represented approximately 12%, and 10% of the total net sales for the three months ended March 31, 2025 and 2024, respectively. Sales to customers in Germany represented approximately 7% of the total for the three months ended March 31, 2025 and 2024. Sales to customers in Mexico represented 6% and 7% of the total for the three months ended March 31, 2025 and 2024, respectively. Sales to customers in Canada, which is included in the North America region, represented approximately 4%, and 3% of the total for the three months ended March 31, 2025 and 2024, respectively.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $207 million and $204 million at March 31, 2025 and December 31, 2024, respectively. China long-lived assets amounted to approximately $154 million and $156 million at March 31, 2025 and December 31, 2024, respectively. Mexico long-lived assets amounted to approximately $67 million and $63 million at March 31, 2025 and December 31, 2024, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at March 31, 2025 and December 31, 2024.
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(517)	$(64)	$(1)	$(582)
Current year deferrals to AOCI	66	—	—	66
Reclassifications from AOCI to Net income	(5)	1	—	(4)
Net Change	61	1	—	62
Balance, March 31, 2025	$(456)	$(63)	$(1)	$(520)
The cumulative income tax expense related to the adjustments for foreign exchange at March 31, 2025 was immaterial. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2025 was $27 million. The cumulative income tax expense related to the adjustments for the unrealized loss on derivatives at March 31, 2025 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “expect,” “expected,” “believe,” “intended,” “estimate,” “estimated,” “could,” “would,” “may,” “will,” “future,” “plans,” “forecasts,” “forecasted” and “potential,” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including tariffs recently imposed by the U.S. and retaliatory actions from other countries, geopolitical and technological factors outside of our control, as well as risks related to the execution of, and assumptions underlying, the 2024 Transformation Initiative, and our previously-announced three-year 2024-2026 strategy, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we have filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.

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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 43 manufacturing facilities, four technology centers, 45 customer training centers and approximately 12,900 team members, inclusive of team members added from recent acquisitions, allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 2.5%, including a 2.7% headwind from unfavorable foreign currency translation, for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decreased net sales were driven by the unfavorable foreign currency translation and lower sales volumes of 1.5%, partially offset by contributions of 1.1% from the acquisition of The CoverFlexx Group completed in July 2024 (the “CoverFlexx Acquisition”) and higher average selling prices and favorable product mix of 0.6%. The following trends impacted our segment net sales performance for the three months ended March 31, 2025:
•Performance Coatings: Net sales decreased 3.1% for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decreased net sales were driven by lower sales volumes of 2.4% and a headwind from unfavorable foreign currency translation of 2.3% driven by fluctuations of the Euro and Mexican Peso, in each case compared to the U.S. Dollar, partially offset by contributions of 1.6% from the CoverFlexx Acquisition.
•Mobility Coatings: Net sales decreased 1.3% for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decreased net sales were driven by a headwind from unfavorable foreign currency translation of 3.4% driven by fluctuations of the Mexican Peso, Brazilian Real and Euro, in each case compared to the U.S. Dollar, partially offset by higher average selling prices and favorable product mix of 1.8% and higher sales volumes of 0.3%.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2025 and 2024, as follows:

(In millions)	Three Months Ended March 31,		2025 vs 2024
	2025	2024	% change
Performance Coatings
Refinish	$511	$519	(1.5)%
Industrial	311	329	(5.6)%
Total Net sales Performance Coatings	822	848	(3.1)%
Mobility Coatings
Light Vehicle	340	342	(0.8)%
Commercial Vehicle	100	104	(3.2)%
Total Net sales Mobility Coatings	440	446	(1.3)%
Total Net sales	$1,262	$1,294	(2.5)%
2024 Transformation Initiative
During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously disclosed under such heading in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	$1,262	$1,294	$(32)	(2.5)%
Exchange rate effect				(2.7)%
Volume effect				(1.5)%
Impact of CoverFlexx				1.1%
Price/Mix effect				0.6%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Net sales decreased primarily due to the following:
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso, Euro and Brazilian Real, in each case compared to the U.S. Dollar
● Lower sales volumes driven by Performance Coatings
Partially offset by:
● Contributions from the CoverFlexx Acquisition
● Higher average selling prices and favorable product mix driven by Mobility Coatings
Cost of sales

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Cost of sales	$829	$865	$(36)	(4.2)%
% of net sales	65.7%	66.8%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Cost of sales decreased primarily due to the following:
● Favorable impacts of currency translation of 2.6% driven by fluctuations of the Mexican Peso, Euro and Brazilian Real, in each case compared to the U.S. Dollar
● Lower sales volumes driven by Performance Coatings, partially offset by contributions from the CoverFlexx Acquisition
● Decreased costs of $5 million related to our multi-year enterprise resource planning (“ERP”) system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Decreased costs of $5 million related to our multi-year ERP system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
● Higher average selling prices and favorable product mix driven by Mobility Coatings

Selling, general and administrative expenses

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$202	$207	$(5)	(2.4)%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Selling, general and administrative expenses decreased primarily due to the following:
● Favorable impacts of currency translation of 2.4% driven by fluctuations of the Euro, Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar
● Lower operating expenses
● Decrease of $2 million in commissions resulting from lower sales volumes
Partially offset by:
● Contributions from the CoverFlexx Acquisition
● Increase of $1 million in bad debt expense
Other operating charges

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Other operating charges	$14	$61	$(47)	(77.0)%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Other operating charges decreased primarily due to the following:
● Decrease of $44 million in termination benefits and other employee-related costs primarily as a result of significantly higher costs associated with the 2024 Transformation Initiative in the prior year period

● Decrease of $4 million from environmental remediation costs recognized in the prior year period
Research and development expenses

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Research and development expenses	$17	$18	$(1)	(5.6)%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Research and development expenses remained generally consistent and impacts of currency translation were immaterial when compared to the prior year period.
Amortization of acquired intangibles

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Amortization of acquired intangibles	$24	$22	$2	9.1%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Amortization of acquired intangibles increased due to the following:
● Increased amortization of $2 million associated with assets acquired in the past 12 months
● Impacts of currency translation were immaterial when compared to the prior year period

Interest expense, net

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Interest expense, net	$44	$54	$(10)	(18.5)%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Interest expense, net decreased primarily due to the following:
● Favorable impact of $9 million attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
● Increased benefit of $1 million from derivative instruments
Other expense, net

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Other expense, net	$3	$8	$(5)	62.5%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Other expense, net decreased primarily due to the following:
● $3 million debt extinguishment and refinancing-related costs recognized in the prior year period as part of the repricing of our 2029 Dollar Term Loans
● Favorable impact of foreign exchange losses of $2 million when compared to the prior year period
Provision for income taxes

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$129	$59
Provision for income taxes	30	20
Statutory income tax rate (1)	15.0%	21.0%
Effective tax rate	23.0%	33.9%
Effective tax rate vs. statutory income tax rate	8.0%	12.9%
(1)    The Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (“Bermuda CITA”), which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Prior to January 1, 2025, Bermuda did not impose a corporate income tax rate. For the three months ended March 31, 2025 the statutory income tax rate reflects the Bermuda statutory income tax rate. For the three months ended March 31, 2024, the statutory income tax rate reflects the U.S. federal statutory income tax rate.

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory income tax rate (1)	2025	2024
Earnings generated in jurisdictions where the income tax rate is different from the statutory rate (2)	$2	$(6)
Changes in valuation allowance (3)	8	16
Foreign exchange losses, net	(1)	(6)
Non-deductible expenses and interest	1	1
Changes in unrecognized tax benefits	(1)	2
(1)    The Government of Bermuda enacted the Bermuda CITA, which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Prior to January 1, 2025, Bermuda did not impose a corporate income tax rate. For the three months ended March 31, 2025 the statutory income tax rate reflects the Bermuda statutory income tax rate. For the three months ended March 31, 2024, the statutory income tax rate reflects the U.S. federal statutory income tax rate.
(2)    For the three months ended March 31, 2025, earnings generated in jurisdictions where the statutory rate is different from the Bermuda rate is primarily related to earnings in the U.S. and Switzerland. For the three months ended March 31, 2024, earnings generated in jurisdictions where the statutory rate is different from the US. Federal rate is primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(3)    Changes in valuation allowance primarily relates to operations in Luxembourg, the Netherlands, and the United Kingdom, including tax impacts of foreign exchange losses.

SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Performance Coatings Segment

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	$822	$848	$(26)	(3.1)%
Volume effect				(2.4)%
Exchange rate effect				(2.3)%
Impact of CoverFlexx				1.6%

Adjusted EBITDA	$197	$196	$1	1.0%
Adjusted EBITDA Margin	24.1%	23.1%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Net sales decreased primarily due to the following:
● Lower sales volumes across both end-markets
● Unfavorable impacts of currency translation due primarily to fluctuations of the Euro and Mexican Peso, in each case, compared to the U.S. Dollar
Partially offset by:
● Contributions from the CoverFlexx Acquisition

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Decreased operating expenses
● Decreased costs of $3 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Contributions from the CoverFlexx Acquisition
Partially offset by:
● Lower sales volumes across both end-markets
● Unfavorable impacts of currency translation due primarily to fluctuations of the Mexican Peso and Euro, in each case, compared to the U.S. Dollar

Mobility Coatings Segment

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	$440	$446	$(6)	(1.3)%
Exchange rate effect				(3.4)%
Price/Mix effect				1.8%
Volume effect				0.3%

Adjusted EBITDA	$73	$63	$10	14.5%
Adjusted EBITDA Margin	16.5%	14.2%
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Net sales decreased primarily due to the following:
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso, Brazilian Real and Euro, in each case compared to the U.S. Dollar
Partially offset by:
● Higher average selling prices and favorable product mix
● Higher sales volumes driven by the light vehicle end-market

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Higher average selling prices and favorable product mix
● Decreased variable input costs
● Decreased costs of $2 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Decrease of $1 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year period
● Higher sales volumes driven by the light vehicle end-market
Partially offset by:
● Unfavorable impacts of currency translation driven by the weakening of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2025, availability under the Revolving Credit Facility was $778 million, net of $22 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the “Senior Notes”). Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $100 million and March 31, 2025.
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

During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $105-115 million. We estimate that, once fully executed, the 2024 Transformation Initiative will yield net savings, inclusive of non-labor savings and costs for backfilling certain roles, of approximately $75 million on an annualized basis. We realized approximately $20 million of the run-rate savings from the 2024 Transformation Initiative in 2024, which was better than expected, and expect $30-40 million to be realized in 2025 with the full run-rate previously forecasted to be realized during 2026. See Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Cash Flows

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by (used for):
Operating activities:
Net income	$99	$39
Depreciation and amortization	70	68
Amortization of deferred financing costs and original issue discount	2	2
Debt extinguishment and refinancing-related costs	—	3
Deferred income taxes	8	6
Realized and unrealized foreign exchange losses, net	8	9
Stock-based compensation	5	6
Interest income on swaps designated as net investment hedges	(3)	(3)
Other non-cash, net	(1)	2
Net income adjusted for non-cash items	188	132
Changes in operating assets and liabilities	(162)	(98)
Operating activities	26	34
Investing activities	(44)	(19)
Financing activities	(8)	(82)
Effect of exchange rate changes on cash	8	(9)
Net increase (decrease) in cash	$(18)	$(76)
Three months ended March 31, 2025
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $26 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $188 million. This was partially offset by net uses of working capital of $162 million, for which the most significant drivers were decreases in other accrued liabilities of $106 million as well as increases in prepaid expenses and other assets, inventories and accounts and notes receivable of $59 million, $37 million and $18 million, respectively. These outflows were driven primarily by seasonal cash payments for variable incentive compensation, payments of BIPs and rebates, increased production and timing of collections from customers. These outflows were partially offset by increases in accounts payable of $66 million driven by timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2025 was $44 million. The primary uses were for purchases of property, plant and equipment of $43 million and a business acquisition of $6 million, partially offset by proceeds of $3 million from interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2025 was $8 million. The primary use was for contractual debt repayments of $5 million.

Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2025 were favorable by $8 million, which was driven primarily by the fluctuations of the Euro and Brazilian Real, in each case compared to the U.S. Dollar.
Three months ended March 31, 2024
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $34 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $132 million. This was partially offset by net uses of working capital of $98 million, for which the most significant drivers were decreases in other accrued liabilities of $75 million as well as increases in prepaid expenses and other assets and inventories of $40 million and $20 million, respectively. These outflows were driven primarily by seasonal cash payments for variable incentive compensation, payments of BIPs and increased production. These outflows were partially offset by increases in other liabilities of $22 million largely driven by accruals related to the 2024 Transformation Initiative and timing of payments and accounts payable of $11 million driven by timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2024 was $19 million. The primary use was for purchases of property, plant and equipment of $22 million, partially offset by proceeds of $3 million from interest proceeds from swaps designated as net investment hedges.
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
Financial Condition
We had cash and cash equivalents at March 31, 2025 and December 31, 2024 of $575 million and $593 million, respectively. Of these balances, $418 million and $497 million were maintained in non-U.S. jurisdictions as of March 31, 2025 and December 31, 2024, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 19 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $778 million at March 31, 2025 and December 31, 2024, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 7 and Note 19 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company's contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The preparation of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1^*	Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EPS)

10.2^*	Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR)

10.3^*	Form of Restricted Stock Unit Award Agreement for U.S. Employees

10.4	Separation and Release Agreement, dated as of January 24, 2025, between Axalta Coating Systems Ltd. and Shelley Bausch^

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Denotes management contract or compensatory plan or arrangement.

*	Certain terms in this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish to the SEC an unredacted copy of this Exhibit to the SEC upon its request.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	May 7, 2025	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 7, 2025	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2025	By: /s/ Anthony Massey
Anthony Massey
Vice President and Global Controller
(Principal Accounting Officer)