Form 10-Q
period 2025-06-30
Axalta Coating Systems Ltd.
filed 2025-07-30
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2025, there were 216,574,150 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,305	$1,351	$2,567	$2,645
Cost of goods sold	848	891	1,677	1,756
Selling, general and administrative expenses	208	213	410	420
Other operating charges	12	2	26	63
Research and development expenses	20	18	37	36
Amortization of acquired intangibles	24	22	48	44
Income from operations	193	205	369	326
Interest expense, net	45	50	89	104
Other expense (income), net	5	(1)	8	7
Income before income taxes	143	156	272	215
Provision for income taxes	33	43	63	63
Net income	110	113	209	152
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	(1)
Net income attributable to common shareholders	$109	$112	$208	$153
Basic net income per share	$0.50	$0.51	$0.96	$0.70
Diluted net income per share	$0.50	$0.51	$0.95	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$110	$113	$209	$152
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	128	(29)	190	(73)
Unrealized gain on derivatives	—	—	—	—
Unrealized gain on pension and other benefit plan obligations	1	1	2	2
Other comprehensive income (loss), before tax	129	(28)	192	(71)
Income tax (benefit) expense related to items of other comprehensive income	(7)	1	(8)	2
Other comprehensive income (loss), net of tax	136	(29)	200	(73)
Comprehensive income	246	84	409	79
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1	2	(1)
Comprehensive income attributable to common shareholders	$246	$83	$407	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$625	$593
Restricted cash	3	3
Accounts and notes receivable, net	1,348	1,248
Inventories	831	734
Prepaid expenses and other current assets	180	145
Total current assets	2,987	2,723
Property, plant and equipment, net	1,255	1,181
Goodwill	1,775	1,640
Identifiable intangibles, net	1,167	1,149
Other assets	597	556
Total assets	$7,781	$7,249
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$764	$659
Current portion of borrowings	20	20
Other accrued liabilities	622	675
Total current liabilities	1,406	1,354
Long-term borrowings	3,395	3,401
Accrued pensions	241	220
Deferred income taxes	163	151
Other liabilities	265	167
Total liabilities	5,470	5,293
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 255.0 and 254.5 shares issued at June 30, 2025 and December 31, 2024, respectively	255	255
Capital in excess of par	1,610	1,599
Retained earnings	1,885	1,677
Treasury shares, at cost, 38.4 and 36.4 shares at June 30, 2025 and December 31, 2024, respectively	(1,102)	(1,037)
Accumulated other comprehensive loss	(383)	(582)
Total Axalta shareholders’ equity	2,265	1,912
Noncontrolling interests	46	44
Total shareholders’ equity	2,311	1,956
Total liabilities and shareholders’ equity	$7,781	$7,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
Comprehensive income:
Net income	—	—	—	99	—	—	—	99
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $1 million	—	—	—	—	—	61	2	63
Total comprehensive income	—	—	—	99	—	62	2	163
Recognition of stock-based compensation	—	—	5	—	—	—	—	5
Shares issued under compensation plans	0.5	—	(2)	—	—	—	—	(2)
Balance at March 31, 2025	218.6	$255	$1,602	$1,776	$(1,037)	$(520)	$46	$2,122
Comprehensive income:
Net income	—	—	—	109	—	—	1	110
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $7 million	—	—	—	—	—	136	(1)	135
Total comprehensive income	—	—	—	109	—	137	—	246
Recognition of stock-based compensation	—	—	8	—	—	—	—	8
Common stock purchases	(2.0)	—	—	—	(65)	—	—	(65)
Balance at June 30, 2025	216.6	$255	$1,610	$1,885	$(1,102)	$(383)	$46	$2,311

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2023	220.1	$254	$1,568	$1,286	$(937)	$(444)	$46	$1,773
Comprehensive income:
Net income (loss)	—	—	—	41	—	—	(2)	39
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(45)	—	(45)
Total comprehensive income (loss)	—	—	—	41	—	(44)	(2)	(5)
Recognition of stock-based compensation	—	—	6	—	—	—	—	6
Shares issued under compensation plans	0.5	—	1	—	—	—	—	1
Balance at March 31, 2024	220.6	$254	$1,575	$1,327	$(937)	$(488)	$44	$1,775
Comprehensive income:
Net income	—	—	—	112	—	—	1	113
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $1 million	—	—	—	—	—	(30)	—	(30)
Total comprehensive income (loss)	—	—	—	112	—	(29)	1	84
Recognition of stock-based compensation	—	—	8	—	—	—	—	8
Shares issued under compensation plans	0.1	—	1	—	—	—	—	1
Common stock purchases	(1.4)	—	—	—	(50)	—	—	(50)
Balance at June 30, 2024	219.3	$254	$1,584	$1,439	$(987)	$(517)	$45	$1,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$209	$152
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	144	136
Amortization of deferred financing costs and original issue discount	4	4
Debt extinguishment and refinancing-related costs	—	3
Deferred income taxes	11	8
Realized and unrealized foreign exchange losses, net	29	12
Stock-based compensation	13	14
Interest income on swaps designated as net investment hedges	(7)	(7)
Other non-cash, net	6	5
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(47)	(35)
Inventories	(56)	(22)
Prepaid expenses and other assets	(89)	(91)
Accounts payable	65	7
Other accrued liabilities	(111)	(62)
Other liabilities	(3)	24
Cash provided by operating activities	168	148
Investing activities:
Acquisition, net of cash acquired	(6)	—
Purchase of property, plant and equipment	(88)	(45)
Interest proceeds on swaps designated as net investment hedges	7	7
Other investing activities, net	4	2
Cash used for investing activities	(83)	(36)
Financing activities:
Proceeds from long-term borrowings	—	292
Payments on short-term borrowings	—	(5)
Payments on long-term borrowings	(10)	(188)
Financing-related costs	—	(4)
Purchases of common stock	(65)	(50)
Net cash flows associated with stock-based awards	(2)	2
Other financing activities, net	(1)	1
Cash used for financing activities	(78)	48
Increase in cash	7	160
Effect of exchange rate changes on cash	25	(20)
Cash at beginning of period	596	703
Cash at end of period	$628	$843

Cash at end of period reconciliation:
Cash and cash equivalents	$625	$840
Restricted cash	3	3
Cash at end of period	$628	$843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries (“Axalta,” the “Company,” “we,” “our” and “us”) at June 30, 2025, the results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ended December 31, 2025 or any future period(s).
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the condensed consolidated balance sheets. The contract asset balances at June 30, 2025 and December 31, 2024 were $45 million and $36 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. BIPs are assessed for recoverability annually or more frequently when certain circumstances arise. At June 30, 2025 and December 31, 2024, the total carrying value of BIPs were $193 million and $169 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, $16 million, $31 million, $14 million and $28 million, respectively, was amortized net of clawbacks and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the six months ended June 30, 2025, we completed a strategic acquisition in our Performance Coatings segment. This acquisition was accounted for as a business combination with aggregate consideration of $9 million, of which $6 million was paid, net of $1 million of cash acquired, during the six months ended June 30, 2025. The overall impacts to our unaudited condensed consolidated financial statements were not considered to be material. The fair value attributable to identifiable intangible assets was $5 million, comprised of customer relationship assets, which will be amortized over a weighted average term of approximately 10 years.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2024 to June 30, 2025 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2024	$1,566	$74	$1,640
Goodwill from acquisitions	2	—	2
Purchase accounting adjustments	1	—	1
Foreign currency translation	126	6	132
Balance at June 30, 2025	$1,695	$80	$1,775
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$154	$(96)	$58	11.1
Trademarks—indefinite-lived	273	—	273	Indefinite
Trademarks—definite-lived	164	(80)	84	14.1
Customer relationships	1,344	(592)	752	19.0
Total	$1,935	$(768)	$1,167

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$152	$(88)	$64	11.1
Trademarks—indefinite-lived	252	—	252	Indefinite
Trademarks—definite-lived	154	(70)	84	14.0
Customer relationships	1,280	(531)	749	19.1
Total	$1,838	$(689)	$1,149

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2025 and each of the succeeding five years is:

Remainder of 2025	$50
2026	100
2027	99
2028	85
2029	80
2030	80
(4)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the “2024 Transformation Initiative”). The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed by 2026. The 2024 Transformation Initiative is expected to result in a reduction to our workforce of more than 500 employees globally and total pre-tax charges of approximately $82 million in the aggregate, of which approximately $76 million represents severance and other exit-related costs and approximately $6 million represents non-cash accelerated depreciation charges. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $105-115 million, inclusive of $30-40 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $9 million for the six months ended June 30, 2025, which primarily relates to employee severance and other exit costs.
The majority of the termination benefits were accounted for in accordance with the applicable guidance for Accounting Standards Codification (“ASC”) 712, Nonretirement Postemployment Benefits, whereby we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and six months ended June 30, 2025 and 2024, we incurred costs of $9 million, $20 million, $0 million and $55 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months from June 30, 2025.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2024 to June 30, 2025:

2025 Activity
Balance at December 31, 2024	$49
Expenses, net of changes to estimates	20
Payments made	(31)
Foreign currency translation	5
Balance at June 30, 2025	$43
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At June 30, 2025 and December 31, 2024, we had outstanding Customer Obligation Guarantees of $24 million and $23 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 15. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either June 30, 2025 or December 31, 2024.

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
During each of the three and six months ended June 30, 2025 and 2024, expenses recorded relating to the operational matter were immaterial. At June 30, 2025 and December 31, 2024, we had $28 million and $29 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the condensed consolidated balance sheets. Liabilities of $25 million and $27 million are recorded as other accrued liabilities in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2	$3	$3	$4
Interest cost	5	4	9	9
Expected return on plan assets	(3)	(3)	(5)	(6)
Amortization of actuarial loss, net	1	1	2	2
Net periodic benefit cost	$5	$5	$9	$9
All non-service components of net periodic benefit cost are recorded in other expense (income), net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    STOCK-BASED COMPENSATION
During each of the three and six months ended June 30, 2025 and 2024, we recognized $8 million, $13 million, $8 million and $14 million in stock-based compensation expense, respectively, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $0 million, $1 million, $0 million, $1 million for the three and six months ended June 30, 2025 and 2024, respectively.
2025 Activity

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	1.0	$31.43
Granted	0.5	$34.37
Vested	(0.4)	$30.69
Forfeited	(0.1)	$31.84
Outstanding at June 30, 2025	1.0	$33.13
Tax expenses on the vesting of restricted stock units during the six months ended June 30, 2025 were immaterial.
At June 30, 2025, there was $20 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.5 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	0.9	$35.84
Granted	0.3	$39.70
Vested (1)	—	$30.63
Forfeited	(0.2)	$32.53
Outstanding at June 30, 2025	1.0	$37.94
(1)    Activity during the six months ended June 30, 2025 rounds to zero.
Our performance share units allow for participants to vest in zero to 200% of the target number of shares granted. At June 30, 2025, there was $22 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 1.9 years. The forfeitures include portions of performance share unit grants that were determined to not have vested during the period as a result of not meeting established financial performance thresholds.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.2 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.06, a weighted average contractual life of 2.6 years and an immaterial aggregate intrinsic value.
Cash received by the Company upon exercise of options during the three and six months ended June 30, 2025 was $1 million. There were immaterial tax benefits on these exercises.
(8)    OTHER EXPENSE (INCOME), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange losses, net	$4	$3	$7	$8
Debt extinguishment and refinancing-related costs (1)	—	—	—	3
Other miscellaneous expense (income), net	1	(4)	1	(4)
Total	$5	$(1)	$8	$7
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the refinancing of our long-term borrowings.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
Effective Tax Rate	23.2%	29.1%
The lower effective tax rate for the six months ended June 30, 2025 was primarily due to the 2025 favorable impact of changes in unrecognized tax benefits, as well as the unfavorable 2024 tax impacts of the 2024 Transformation Initiative pre-tax charges, which did not repeat in 2025.
The effective tax rate for the six months ended June 30, 2025 differs from the Bermuda statutory rate due to various items that impacted the effective rate both favorably and unfavorably. We recorded unfavorable impacts for earnings in jurisdictions where the statutory rate is higher than the Bermuda statutory rate and for changes in the valuation allowance. These adjustments were primarily offset by the favorable adjustments for decreases in unrecognized tax benefits and foreign currency exchange losses.
For the six months ended June 30, 2025, the effect of the Organization for Economic Cooperation and Development’s Pillar Two framework, which imposes, among other items, a minimum tax rate of 15%, resulted in incremental tax expenses as compared to the same period in 2024. The incremental increase did not have a significant impact on our condensed consolidated financial statements for the six months ended June 30, 2025. We will continue to monitor the implementation of Pillar Two by additional jurisdictions and will evaluate the potential impact on our consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the provisions of the new legislation and the potential effects on our estimated annual effective tax rate and cash tax position for the year ending December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income to common shareholders	$109	$112	$208	$153
Basic weighted average shares outstanding	217.6	219.9	217.9	220.2
Diluted weighted average shares outstanding	218.3	220.9	218.9	221.2
Net income per common share (1):
Basic net income per share	$0.50	$0.51	$0.96	$0.70
Diluted net income per share	$0.50	$0.51	$0.95	$0.69
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and six months ended June 30, 2025 and 2024 was 0.3 million, 0.2 million, 0.2 million and 0.1 million, respectively.

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

	June 30, 2025	December 31, 2024
Accounts receivable - trade, net (1)	$1,105	$1,015
Notes receivable	86	92
Other (2)	157	141
Total	$1,348	$1,248
(1)    Allowance for doubtful accounts was $30 million and $25 million at June 30, 2025 and December 31, 2024, respectively.
(2)    Includes $28 million and $29 million at June 30, 2025 and December 31, 2024, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expense of $3 million, $6 million, $3 million and $4 million was included within selling, general and administrative expenses and other operating charges for the three and six months ended June 30, 2025 and 2024, respectively.
(12)    INVENTORIES

	June 30, 2025	December 31, 2024
Finished products	$460	$391
Semi-finished products	134	124
Raw materials	203	189
Stores and supplies	34	30
Total	$831	$734
Inventory reserves were $22 million and $17 million at June 30, 2025 and December 31, 2024, respectively.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
Property, plant and equipment	$2,647	$2,454
Accumulated depreciation	(1,392)	(1,273)
Property, plant and equipment, net	$1,255	$1,181
Depreciation expense amounted to $33 million, $64 million, $31 million and $62 million for the three and six months ended June 30, 2025 and 2024, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(14)    SUPPLIER FINANCE PROGRAMS
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $32 million and $22 million at June 30, 2025 and December 31, 2024, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $7 million and $6 million at June 30, 2025 and December 31, 2024, respectively.
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
We have a supplier financing program in China which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the condensed consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the condensed consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the condensed consolidated statements of cash flows. There were no balances outstanding under this program at both June 30, 2025 and June 30, 2024. There were no cash outflows under this program for the six months ended June 30, 2025 and $4 million of cash outflows for the six months ended June 30, 2024.
(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2025	December 31, 2024
2029 Dollar Term Loans	$1,694	$1,702
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	52	54
Unamortized original issue discount	(12)	(13)
Unamortized deferred financing costs	(19)	(22)
Total borrowings, net	3,415	3,421
Less:
Short-term borrowings	3	3
Current portion of long-term borrowings	17	17
Long-term debt	$3,395	$3,401
Our senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of a term loan due 2029 (the “2029 Dollar Term Loans”) and a revolving credit facility due 2029 (the “Revolving Credit Facility”) that is governed by a credit agreement (as amended, the “Credit Agreement”).
Revolving Credit Facility
At June 30, 2025 and December 31, 2024, letters of credit issued under the Revolving Credit Facility totaled $21 million and $22 million, respectively, which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $779 million and $778 million at June 30, 2025 and December 31, 2024, respectively. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both June 30, 2025 and December 31, 2024.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2025.

Remainder of 2025	$10
2026	21
2027	521
2028	21
2029	2,339
Thereafter	534
Total borrowings	3,446
Unamortized original issue discount	(12)
Unamortized deferred financing costs	(19)
Total borrowings, net	$3,415
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2025 and December 31, 2024.

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Cross-currency swaps (1)	$—	$7	$—	$7	$—	$12	$—	$12
Other assets:
Cross-currency swaps (1)	—	—	—	—	—	5	—	5
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Interest rate swaps (2)	—	—	—	—	—	1	—	1
Cross-currency swaps (1)	—	17	—	17	—	—	—	—
Contingent consideration	—	—	3	3	—	—	2	2
Other liabilities:
Cross-currency swaps (1)	—	85	—	85	—	—	—	—
Long-term borrowings:
2029 Dollar Term Loans	—	1,702	—	1,702	—	1,709	—	1,709
2027 Dollar Senior Notes	—	497	—	497	—	490	—	490
2029 Dollar Senior Notes	—	664	—	664	—	637	—	637
2031 Dollar Senior Notes	—	528	—	528	—	519	—	519
(1)    Net investment hedge
(2)    Cash flow hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the six months ended June 30, 2025.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2024	$2
Business acquisition	1
Ending balance at June 30, 2025	$3
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
The following table sets forth the locations and amounts recognized during the three and six months ended June 30, 2025 and 2024 for the Company's cash flow and net investment hedges.

		Three Months Ended June 30,
		2025		2024
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$—	$—	$(1)	$—
Cross-currency swaps	Interest expense, net	85	(4)	(15)	(4)

		Six Months Ended June 30,
		2025		2024
Derivatives in Cash Flow and Net Investment Hedges	Location of Loss (Gain) Recognized in Income on Derivatives	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$—	$—	$(1)	$—
Cross-currency swaps	Interest expense, net	105	(9)	(48)	(8)
Derivative Instruments Not Designated as Cash Flow and Net Investment Hedges
We periodically enter into foreign currency forward and option contracts to reduce market risk and hedge our balance sheet exposures and cash flows for subsidiaries with exposures denominated in currencies different from the functional currency of the relevant subsidiary. These contracts have not been designated as hedges and all gains and losses are marked to market through other expense (income), net in the condensed consolidated statements of operations.
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency forward contracts	Other expense (income), net	$(17)	$—	$(22)	$(4)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales (1):
Refinish	$514	$546	$1,025	$1,065
Industrial	322	341	633	670
Total Net sales Performance Coatings	836	887	1,658	1,735
Light Vehicle	362	354	702	696
Commercial Vehicle	107	110	207	214
Total Net sales Mobility Coatings	469	464	909	910
Total Net sales	$1,305	$1,351	$2,567	$2,645
Segment Adjusted EBITDA:
Performance Coatings	200	223	397	419
Mobility Coatings	92	68	165	131
Total	$292	$291	$562	$550

			June 30, 2025	December 31, 2024
Investment in unconsolidated affiliates:
Performance Coatings			$2	$2
Mobility Coatings			10	9
Total			$12	$11
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following tables reconcile net sales to Segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Performance Coatings	Mobility Coatings	Total	Performance Coatings	Mobility Coatings	Total
Net sales	$836	$469	$1,305	$1,658	$909	$2,567
Segment cost of goods sold (1)	451	296	747	891	584	1,475
Other segment items (2)	185	81	266	370	160	530
Segment Adjusted EBITDA	$200	$92	$292	$397	$165	$562

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Performance Coatings	Mobility Coatings	Total	Performance Coatings	Mobility Coatings	Total
Net sales	$887	$464	$1,351	$1,735	$910	$2,645
Segment cost of goods sold (1)	480	312	792	939	613	1,552
Other segment items (2)	184	84	268	377	166	543
Segment Adjusted EBITDA	$223	$68	$291	$419	$131	$550
(1)    Certain amounts included in cost of goods sold on the consolidated statements of operations are excluded from Segment cost of goods sold regularly provided to the CODM.
(2)    Other segment items for both segments include certain cost of goods sold not regularly provided to the CODM, selling, general and administrative expenses, other operating charges, research and development expenses, and other expense (income), net. Certain amounts included in Segment cost of goods sold, including depreciation, are excluded from Segment Adjusted EBITDA and are adjusted for in other segment items.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA (1):
Performance Coatings	$200	$223	$397	$419
Mobility Coatings	92	68	165	131
Total	292	291	562	550
Interest expense, net	45	50	89	104
Depreciation and amortization	74	68	144	136
Debt extinguishment and refinancing-related costs (a)	—	—	—	3
Termination benefits and other employee-related costs (b)	9	1	20	56
Acquisition and divestiture-related costs (c)	4	2	6	4
Site closure costs (d)	2	—	5	1
Foreign exchange remeasurement losses (e)	4	3	7	8
Long-term employee benefit plan adjustments (f)	3	2	6	5
Stock-based compensation (g)	8	8	13	14
Environmental charge (h)	—	—	—	4
Other adjustments (i)	—	1	—	—
Income before income taxes	$143	$156	$272	$215

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which are not considered indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. These amounts are not considered indicative of our ongoing operating performance.

(c)	Represents acquisition-related diligence expenses associated with both consummated and unconsummated transactions, all of which are not considered indicative of our ongoing operating performance.

(d)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(f)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(g)	Represents non-cash impacts associated with stock-based compensation.

(h)	Represents costs related to certain environmental remediation activities, which are not considered indicative of our ongoing operating performance.

(i)	Represents costs for certain non-operational or non-cash losses, net, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Geographic Area Information:
The following tables provide disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$461	$524	$919	$1,009
EMEA	469	456	915	921
Asia Pacific	219	211	434	409
Latin America (1)	156	160	299	306
Total (2)	$1,305	$1,351	$2,567	$2,645
Net long-lived assets by region were as follows:

	June 30, 2025	December 31, 2024

North America	$552	$539
EMEA	404	362
Asia Pacific	185	185
Latin America (1)	114	95
Total (3)	$1,255	$1,181
(1)Includes Mexico.
(2)Net sales are attributed to countries based on the customer's location. Sales to customers in China represented approximately 11%, 12%, 11% and 10% of the total net sales for the three and six months ended June 30, 2025 and 2024, respectively. Sales to customers in Germany represented approximately 7% of the total for the three and six months ended June 30, 2025 and 2024. Sales to customers in Mexico represented approximately 6% of the total for the three and six months ended June 30, 2025 and 7% of the total for the three and six months ended June 30, 2024. Sales to customers in Canada, which is included in the North America region, represented approximately 3% of the total for the three and six months ended June 30, 2025 and 2024.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $228 million and $204 million at June 30, 2025 and December 31, 2024, respectively. China long-lived assets amounted to approximately $155 million and $156 million at June 30, 2025 and December 31, 2024, respectively. Mexico long-lived assets amounted to approximately $76 million and $63 million at June 30, 2025 and December 31, 2024, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at June 30, 2025 and December 31, 2024.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(517)	$(64)	$(1)	$(582)
Current year deferrals to AOCI	66	—	—	66
Reclassifications from AOCI to Net income	(5)	1	—	(4)
Net Change	61	1	—	62
Balance, March 31, 2025	(456)	(63)	(1)	(520)
Current year deferrals to AOCI	140	—	—	140
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	136	1	—	137
Balance, June 30, 2025	$(320)	$(62)	$(1)	$(383)
The cumulative income tax benefit related to the adjustments for foreign exchange at June 30, 2025 was $7 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2025 was $27 million. The cumulative income tax expense related to the adjustments for the unrealized loss on derivatives at June 30, 2025 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(374)	$(70)	$—	$(444)
Current year deferrals to AOCI	(41)	—	—	(41)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(45)	1	—	(44)
Balance, March 31, 2024	(419)	(69)	—	(488)
Current year deferrals to AOCI	(26)	—	—	(26)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(30)	1	—	(29)
Balance, June 30, 2024	$(449)	$(68)	$—	$(517)
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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “expect,” “expected,” “believe,” “intended,” “estimate,” “estimated,”“estimates,” “judgments,” “designed to,” “likely”, “could,” “would,” “may,” “will,” “future,” “plans,” “forecasts,” “forecasted” and “potential,” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including any tariffs imposed by the U.S. and retaliatory actions from other countries, geopolitical and technological factors outside of our control, as well as risks related to the execution of, and assumptions underlying, our tariff mitigation strategies, the 2024 Transformation Initiative, and our previously-announced three-year 2024-2026 strategy, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in other documents that we have filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 42 manufacturing facilities, four technology centers, 45 customer training centers and approximately 12,700 team members, inclusive of team members added from recent acquisitions, allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through approximately 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 3.0%, including a 0.8% headwind from unfavorable foreign currency translation, for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decreased net sales were driven by lower sales volumes of 3.6%, partially offset by contributions of 1.1% from the acquisition of The CoverFlexx Group completed in July 2024 (the “CoverFlexx Acquisition”) and higher average selling prices and favorable product mix of 0.3%. The following trends impacted our segment net sales performance for the six months ended June 30, 2025:
•Performance Coatings: Net sales decreased 4.4% for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decreased net sales were driven by lower sales volumes of 4.9%, lower average selling prices and unfavorable product mix of 0.9% and a headwind from unfavorable foreign currency translation of 0.2% driven by unfavorable fluctuations of the Mexican Peso, partially offset by favorable fluctuations of the Euro, in each case compared to the U.S. Dollar, partially offset by contributions of 1.6% from the CoverFlexx Acquisition.
•Mobility Coatings: Net sales decreased 0.2% for the six months ended June 30, 2025 compared with the six months ended June 30, 2024. The decreased net sales were driven by a headwind from unfavorable foreign currency translation of 2.0% driven by unfavorable fluctuations of the Mexican Peso and Brazilian Real, partially offset by favorable fluctuations of the Euro, in each case compared to the U.S. Dollar, furthered by lower sales volumes of 1.1%, partially offset by higher average selling prices and favorable product mix of 2.9%.
Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2025 and 2024, as follows:

(In millions)	Three Months Ended June 30,		2025 vs 2024	Six Months Ended June 30,		2025 vs 2024
	2025	2024	% change	2025	2024	% change
Performance Coatings
Refinish	$514	$546	(5.8)%	$1,025	$1,065	(3.7)%
Industrial	322	341	(5.7)%	633	670	(5.6)%
Total Net sales Performance Coatings	836	887	(5.7)%	1,658	1,735	(4.4)%
Mobility Coatings
Light Vehicle	362	354	2.4%	702	696	0.9%
Commercial Vehicle	107	110	(3.7)%	207	214	(3.4)%
Total Net sales Mobility Coatings	469	464	1.0%	909	910	(0.2)%
Total Net sales	$1,305	$1,351	(3.4)%	$2,567	$2,645	(3.0)%
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
Capital and Liquidity Highlights
During the three months ended June 30, 2025, we repurchased 2.0 million shares of our common stock for total consideration of $65 million pursuant to our share repurchase program, authorized by the our Board of Directors. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information.
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
Net sales

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net sales	$1,305	$1,351	$(46)	(3.4)%	$2,567	$2,645	$(78)	(3.0)%
Volume effect				(5.6)%				(3.6)%
Exchange rate effect				1.0%				(0.8)%
Impact of CoverFlexx				1.0%				1.1%
Price/Mix effect				0.2%				0.3%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Net sales decreased primarily due to the following:
● Lower sales volumes driven primarily by Performance Coatings
Partially offset by:
● Favorable impacts of currency translation driven by fluctuations of the Euro, British Pound, and Swiss Franc, partially offset by the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

● Contributions from the CoverFlexx Acquisition
● Higher average selling prices and favorable product mix driven by Mobility Coatings
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Net sales decreased primarily due to the following:
● Lower sales volumes driven primarily by Performance Coatings
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso and Brazilian Real, partially offset by the Euro and British Pound, in each case compared to the U.S. Dollar
Partially offset by:
● Contributions from the CoverFlexx Acquisition
● Higher average selling prices and favorable product mix driven by Mobility Coatings

Cost of sales

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of sales	$848	$891	$(43)	(4.8)%	$1,677	$1,756	$(79)	(4.5)%
% of net sales	65.0%	66.0%			65.3%	66.4%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Cost of sales decreased primarily due to the following:
● Lower sales volumes driven by Performance Coatings, partially offset by contributions from the CoverFlexx Acquisition
● Decreased costs of $4 million related to our multi-year enterprise resource planning (“ERP”) system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
Partially offset by:
● Unfavorable impacts of currency translation of 0.7% driven by fluctuations of the Euro, British Pound and Swiss Franc, partially offset by the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

Cost of sales as a percentage of net sales decreased primarily due to the following:
● Decreased costs of $4 million related to our multi-year ERP system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
● Higher average selling prices and favorable product mix driven by Mobility Coatings
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Cost of sales decreased primarily due to the following:
● Favorable impacts of currency translation of 0.9% driven by fluctuations of the Mexican Peso and Brazilian Real, partially offset by the Euro and British Pound, in each case compared to the U.S. Dollar

● Lower sales volumes driven by Performance Coatings, partially offset by contributions from the CoverFlexx Acquisition
● Decreased costs of $9 million related to our multi-year ERP system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
Cost of sales as a percentage of net sales decreased primarily due to the following:
● Decreased costs of $9 million related to our multi-year ERP system implementation and productivity programs
● Lower operating expenses
● Lower variable input costs
Selling, general and administrative expenses

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$208	$213	$(5)	(2.3)%	$410	$420	$(10)	(2.4)%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Selling, general and administrative expenses decreased primarily due to the following:
● Lower operating expenses
Partially offset by:
● Unfavorable impacts of currency translation of 2.0% driven by fluctuations of the Euro, partially offset by the Mexican Peso, in each case compared to the U.S. Dollar
● Contributions from the CoverFlexx Acquisition

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Selling, general and administrative expenses decreased primarily due to the following:
● Lower operating expenses
● Favorable impacts of currency translation of 0.2% due primarily to fluctuations of the Mexican Peso and Brazilian Real, partially offset by the Euro, in each case compared to the U.S. Dollar
Partially offset by:
● Contributions from the CoverFlexx Acquisition
● Increase of $1 million in bad debt expense
Other operating charges

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other operating charges	$12	$2	$10	500.0%	$26	$63	$(37)	(58.7)%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Other operating charges increased primarily due to the following:
● Increase of $8 million in termination benefits and other employee-related costs
● Increase of $2 million in acquisition-related costs
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Other operating charges decreased primarily due to the following:
● Decrease of $36 million in termination benefits and other employee-related costs primarily as a result of significantly higher costs associated with the 2024 Transformation Initiative in the prior year period

● Decrease of $4 million from environmental remediation costs recognized in the prior year period
Partially offset by:
● Increase of $1 million in acquisition-related costs
● Increase of $1 million in site closure costs related to closed sites in North America and Europe
Research and development expenses

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development expenses	$20	$18	$2	11.1%	$37	$36	$1	2.8%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Research and development expenses remained generally consistent and impacts of currency translation were immaterial compared to the prior year period.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Research and development expenses remained generally consistent and impacts of currency translation were immaterial compared to the prior year period.
Amortization of acquired intangibles

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Amortization of acquired intangibles	$24	$22	$2	9.1%	$48	$44	$4	9.1%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Amortization of acquired intangibles increased due to the following:
● Increased amortization of $2 million associated with assets acquired in the past 12 months
● Impacts of currency translation were immaterial compared to the prior year period

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Amortization of acquired intangibles increased due to the following:
● Increased amortization of $4 million associated with assets acquired in the past 12 months
● Impacts of currency translation were immaterial compared to the prior year period
Interest expense, net

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense, net	$45	$50	$(5)	(10.0)%	$89	$104	$(15)	(14.4)%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Interest expense, net decreased primarily due to the following:
● Favorable impact of $5 million attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
Partially offset by:
● Decreased benefit of $2 million from derivative instruments
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Interest expense, net decreased primarily due to the following:
● Favorable impact of $14 million attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
Partially offset by:
● Decreased benefit of $1 million from derivative instruments
Other expense (income), net

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other expense (income), net	$5	$(1)	$6	600.0%	$8	$7	$1	14.3%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Other expense (income), net increased primarily due to the following:
● Decreased miscellaneous income of $5 million compared to the prior year period
● Unfavorable impact of foreign exchange losses of $1 million compared to the prior year period
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Other expense (income), net increased primarily due to the following:
● Decreased miscellaneous income of $5 million compared to the prior year period
Partially offset by:
● $3 million debt extinguishment and refinancing-related costs recognized in the prior year period as part of the repricing of our 2029 Dollar Term Loans
● Favorable impact of foreign exchange losses of $1 million compared to the prior year period

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$143	$156	$272	$215
Provision for income taxes	33	43	63	63
Statutory income tax rate (1)	15.0%	21.0%	15.0%	21.0%
Effective tax rate	23.1%	27.3%	23.2%	29.1%
Effective tax rate vs. statutory income tax rate	8.1%	6.3%	8.2%	8.1%
(1)    The Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (“Bermuda CITA”), which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Prior to January 1, 2025, Bermuda did not impose a corporate income tax rate. For the three and six months ended June 30, 2025 the statutory income tax rate reflects the Bermuda statutory income tax rate. For the three and six months ended June 30, 2024, the statutory income tax rate reflects the U.S. federal statutory income tax rate.

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory income tax rate (1)	2025	2024	2025	2024
Earnings generated in jurisdictions where the income tax rate is different from the statutory rate (2)	$3	$(9)	$5	$(15)
Changes in valuation allowance (3)	43	14	51	30
Foreign exchange losses, net	(6)	(2)	(7)	(8)
Non-deductible expenses and interest	2	1	3	2
Changes in unrecognized tax benefits (4)	(37)	2	(38)	4
(1)    The Government of Bermuda enacted the Bermuda CITA, which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Prior to January 1, 2025, Bermuda did not impose a corporate income tax rate. For the three and six months ended June 30, 2025 the statutory income tax rate reflects the Bermuda statutory income tax rate. For the three and six months ended June 30, 2024, the statutory income tax rate reflects the U.S. federal statutory income tax rate.
(2)    For the three and six months ended June 30, 2025, earnings generated in jurisdictions where the statutory rate is different from the Bermuda rate is primarily related to earnings in Germany, Switzerland, and the United States. For the three and six months ended June 30, 2024, earnings generated in jurisdictions where the statutory rate is different from the U.S. federal rate is primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(3)    Changes in valuation allowance primarily relate to operations in Luxembourg, the Netherlands, and the United Kingdom.
(4) During the three months ended June 30, 2025, the Company recorded a tax benefit of $35 million in the Netherlands due to the expiration of statute of limitations, which was fully offset by tax expense of $35 million for an increase to the valuation allowance.
SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Performance Coatings Segment

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net sales	$836	$887	$(51)	(5.7)%	$1,658	$1,735	$(77)	(4.4)%
Volume effect				(7.2)%				(4.9)%
Price/Mix effect				(2.0)%				(0.9)%
Exchange rate effect				1.9%				(0.2)%
Impact of CoverFlexx				1.6%				1.6%

Adjusted EBITDA	$200	$223	$(23)	(10.3)%	$397	$419	$(22)	(5.0)%
Adjusted EBITDA Margin	23.8%	25.0%			23.9%	24.1%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Net sales decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to lower body shop activity and unfavorable industrial end-market macro trends in North America
● Lower average selling prices and product mix driven by the refinish end-market
Partially offset by:
● Favorable impacts of currency translation due primarily to fluctuations of the Euro, British Pound, and Swiss Franc, partially offset by the Mexican Peso, in each case, compared to the U.S. Dollar
● Contributions from the CoverFlexx Acquisition

Adjusted EBITDA and Adjusted EBITDA margin decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to lower body shop activity and unfavorable industrial end-market macro trends in North America
● Lower average selling prices and product mix driven by the refinish end-market
● Increase of $2 million in inventory charges related to obsolescence, quality and yield loss from manufacturing compared to the prior year period
Partially offset by:
● Decreased operating expenses
● Decreased variable input costs
● Favorable impacts of currency translation due primarily to fluctuations of the Euro, compared to the U.S. Dollar
● Decreased costs of $3 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Contributions from the CoverFlexx Acquisition

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Net sales decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to lower body shop activity and unfavorable industrial end-market macro trends in North America
● Lower average selling prices and product mix driven by the refinish end-market
Partially offset by:
● Contributions from the CoverFlexx Acquisition

Adjusted EBITDA and Adjusted EBITDA margin decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to lower body shop activity and unfavorable industrial end-market macro trends in North America
● Lower average selling prices and product mix driven by the refinish end-market
● Increase of $2 million in inventory charges related to obsolescence, quality and yield loss from manufacturing compared to the prior year period
Partially offset by:
● Decreased operating expenses
● Decreased variable input costs
● Decreased costs of $6 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Contributions from the CoverFlexx Acquisition
Mobility Coatings Segment

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net sales	$469	$464	$5	1.0%	$909	$910	$(1)	(0.2)%
Exchange rate effect				(0.7)%				(2.0)%
Volume effect				(2.5)%				(1.1)%
Price/Mix effect				4.2%				2.9%

Adjusted EBITDA	$92	$68	$24	35.1%	$165	$131	$34	25.5%
Adjusted EBITDA Margin	19.8%	14.8%			18.2%	14.5%
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Net sales increased primarily due to the following:
● Higher average selling prices and favorable product mix in both end markets
Partially offset by:
● Lower sales volumes driven primarily by the commercial vehicle end-market
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso and Brazilian Real, partially offset by the Euro, in each case compared to the U.S. Dollar

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Higher average selling prices and favorable product mix across both end-markets
● Decreased operating expenses
● Decreased variable input costs
● Decreased costs of $1 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Decrease of $2 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year period
Partially offset by:
● Lower sales volumes primarily driven by the commercial vehicle end-market
● Unfavorable impacts of currency translation driven by the weakening of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Net sales decreased primarily due to the following:
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso and Brazilian Real, partially offset by the Euro, in each case compared to the U.S. Dollar
● Lower sales volumes driven by the commercial vehicle end-market
Partially offset by:
● Higher average selling prices and favorable product mix in both end-markets

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Higher average selling prices and favorable product mix across both end-markets
● Decreased operating expenses
● Decreased variable input costs
● Decreased costs of $3 million related to our multi-year ERP system implementation and productivity programs compared to the prior year period
● Decrease of $3 million in inventory charges from obsolescence, quality and yield loss from manufacturing compared to the prior year period
Partially offset by:
● Lower sales volumes driven by the commercial vehicle end-market
● Unfavorable impacts of currency translation driven by fluctuations of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2025, availability under the Revolving Credit Facility was $779 million, net of $21 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the “Senior Notes”). Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $101 million at June 30, 2025.
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

Cash Flows

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by (used for):
Operating activities:
Net income	$209	$152
Depreciation and amortization	144	136
Amortization of deferred financing costs and original issue discount	4	4
Debt extinguishment and refinancing-related costs	—	3
Deferred income taxes	11	8
Realized and unrealized foreign exchange losses, net	29	12
Stock-based compensation	13	14
Interest income on swaps designated as net investment hedges	(7)	(7)
Other non-cash, net	6	5
Net income adjusted for non-cash items	409	327
Changes in operating assets and liabilities	(241)	(179)
Operating activities	168	148
Investing activities	(83)	(36)
Financing activities	(78)	48
Effect of exchange rate changes on cash	25	(20)
Net increase in cash	$32	$140
Six months ended June 30, 2025
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $168 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $409 million. This was partially offset by net uses of working capital of $241 million, for which the most significant drivers were decreases in other accrued liabilities of $111 million as well as increases in prepaid expenses and other assets, inventories and accounts and notes receivable of $89 million, $56 million and $47 million, respectively. These outflows were driven primarily by seasonal cash payments for variable incentive compensation, payments of BIPs and rebates, increased production and timing of collections from customers. These outflows were partially offset by increases in accounts payable of $65 million driven by timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2025 was $83 million. The primary uses were for purchases of property, plant and equipment of $88 million and a business acquisition of $6 million, partially offset by proceeds of $7 million from interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2025 was $78 million. The primary use was for purchases of our common stock of $65 million and contractual debt repayments of $10 million.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2025 were favorable by $25 million, which was driven primarily by fluctuations of the Euro, Brazilian Real and Mexican Peso, in each case compared to the U.S. Dollar.

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
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2024 was $36 million. The primary use was for purchases of property, plant and equipment of $45 million, partially offset by proceeds of $7 million from interest proceeds from swaps designated as net investment hedges.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $48 million. The primary financing inflow was from borrowing $185 million against our Revolving Credit Facility in connection with the CoverFlexx Acquisition. The primary uses were prepayments of $75 million of the outstanding principal amount of the 2029 Dollar Term Loans, purchases of our common stock of $50 million, contractual debt repayments of $11 million and payments of $4 million for fees associated with repricing our 2029 Dollar Term Loans in March 2024 and increasing borrowing capacity and extending the maturity date of our Revolving Credit Facility in June 2024. The 2029 Dollar Term Loans repricing resulted in $107 million of constructive financing cash inflows and corresponding constructive financing cash outflows.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2024 were unfavorable by $20 million, which was driven primarily by fluctuations of the Euro, Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at June 30, 2025 and December 31, 2024 of $625 million and $593 million, respectively. Of these balances, $500 million and $497 million were maintained in non-U.S. jurisdictions as of June 30, 2025 and December 31, 2024, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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

We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $779 million and $778 million at June 30, 2025 and December 31, 2024, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Consistent with SEC rules, we use a threshold of $1 million for such proceedings. At this time, the Company is not aware of any matters that exceed this threshold and that meet the other conditions for disclosure pursuant to this requirement.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity through its publicly announced share repurchase program for the three months ended June 30, 2025:

(in millions, except per share data)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2025	—	$—	—	$600.0
May 1 - May 31, 2025	2.0	32.65	2.0	535.0
June 1 - June 30, 2025	—	—	—	535.0
Total	2.0	$32.65	2.0	$535.0
(1) On May 1, 2024, the Company announced that the Company’s Board of Directors had authorized a common share repurchase program (the “Program”) replacing the previous program. The total size of the Program is $700 million, of which we have purchased $165 million as of June 30, 2025. At June 30, 2025, the Company had $535 million in authorization remaining under the Program. The Program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AXALTA COATING SYSTEMS LTD.

Date:	July 30, 2025	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 30, 2025	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2025	By: /s/ Anthony Massey
Anthony Massey
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)