Form 10-K
period 2025-12-31
Axalta Coating Systems Ltd.
filed 2026-02-13
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,550 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).
As of February 6, 2026, there were 213,373,942 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s Proxy Statement for the 2026 Annual General Meeting of Members. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2025.

PART I
ITEM 1. BUSINESS
Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), a Bermuda exempted holding company incorporated in 2012, is a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Over the course of our history we have remained at the forefront of our industry by continually developing innovative coatings technologies and services designed to enhance the performance, appearance and sustainability attributes of our customers’ products, while improving their productivity and profitability.
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

Axalta Coating Systems Ltd.
Net Sales: $5,117 million
Net Income: $379 million

Segments	**Performance Coatings** Net Sales: $3,277 million (64.0% of Sales)		**Mobility Coatings** Net Sales: $1,840 million (36.0% of Sales)	
End-Markets	**Refinish** Net Sales: $2,051 million % of Axalta Sales: 40.0%	**Industrial** Net Sales: $1,226 million % of Axalta Sales: 24.0%	**Light Vehicle** Net Sales: $1,438 million % of Axalta Sales: 28.1%	**Commercial Vehicle** Net Sales: $402 million % of Axalta Sales: 7.9%
Focus Areas	· Body shops · Independent shops · Multi-shop operators · Light vehicle dealerships · Our company owned stores in EMEA & Central America	· Building products · Construction · Energy & battery solutions · Transportation · General metal finishing	· Automotive light vehicle original equipment manufacturers ("OEM") and automotive plastics suppliers	· Heavy duty truck ("HDT") · Medium duty truck ("MDT") · Bus · Rail · Motorcycles · Marine and aviation · Trailers · Recreational vehicles · Personal sport vehicles

The table above reflects numbers for the year ended December 31, 2025.

Net sales for our four end-markets and four regions for the year ended December 31, 2025 are highlighted below:
Note: Latin America includes Mexico. EMEA represents Europe, Middle East and Africa.
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement (the “Merger Agreement”) with Akzo Nobel N.V., a public company with limited liability incorporated under the laws of the Netherlands (“AkzoNobel”) providing for the combination of the Company and AkzoNobel in an all-stock merger (the “Merger”). See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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

Performance Coatings End-Markets
Refinish
Sales in the refinish end-market are driven by the number of vehicle collisions, owners’ and insurers’ willingness to repair vehicles, the number of miles vehicle owners drive and the size of the car parc. Although refinish coatings typically represent only a small portion of the overall vehicle repair cost, they are critical to the vehicle owner’s satisfaction given their impact on appearance. As a result, body shop operators are focused on coatings manufacturers with a strong track record of performance and reliability. Body shops look for coatings manufacturers with productivity enhancements, regulatory compliance, consistent quality, the presence of ongoing technical support, an attractive service portfolio and exact color match technologies. Color matching is a critical component of coatings manufacturer selection, since inexact matching adversely impacts vehicle appearance, and if repainting is required due to a poor match, it can reduce the speed and volume of repairs at a given shop. Sustainability is another important component of coatings supplier selection as the current market trend is for products that are inherently more environmentally friendly and use less energy, such as our specially-formulated waterborne and our high solids solventborne products that improve productivity and performance, while reducing the impact on the environment.
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
•Energy & Battery Solutions: Innovative technologies in liquid and powder coatings for battery performance, insulation and conduction to enable innovation in the electrification and energy transition market. These innovative technologies complement our solutions to insulate copper wire used in motors and transformers and our coatings insulate sheets forming magnetic circuits of motors and transformers, computer elements and other electrical devices to provide increased motor and power efficiency.
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
Demand in this end-market is driven by a wide variety of macroeconomic factors, such as growth in GDP and new residential and commercial construction, as well as automotive and industrial production. There has also been an increase in demand for products that enhance environmental sustainability, corrosion resistance, productivity and color aesthetics, which we provide through a combination of e-coat, waterborne, solventborne, ultraviolet (“UV”) and powder technologies. Customers select industrial coatings based on protection, durability, appearance and value added through technical service and solutions, which can improve customers’ application sustainability and productivity.
Performance Coatings Products and Brands
We offer a comprehensive range of specially-formulated waterborne and solventborne products and systems used by the global automotive refinish industry to repair damaged vehicles. Our refinish products and systems comprise a range of coatings layers, as well as fillers, aerosols, and adhesives required to match the vehicle’s color and appearance, producing a repair surface indistinguishable from the adjacent surface.

We provide systems that enable body shops to match approximately 230,000 color variations, using a database with more than four million formulations, globally. Our color technology is manifested in the pigment and dispersion technology that are utilized in our tints, one of the most technologically advanced parts of the refinish coatings system, which makes up most of our products in a body shop. We have a large color library and several well-known, long-standing premium brands, including Cromax®, Standox®, Spies Hecker®, Syrox™, and Raptor®, as well as other regional and local brands.
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
We have launched a completely automated and hands-free mixing machine for our automotive refinish customers, Axalta Irus Mix™. Axalta Irus Mix™ delivers highly accurate color and works with Axalta’s innovative packaging, designed to help refinish customers meet or exceed key business goals, including maximizing profitability and minimizing environmental impact.
We have also launched a global customer experience platform for refinish customers, Axalta Nimbus™. This technology seamlessly connects refinish customers to Axalta’s tools and resources to improve efficiency, enhance productivity, boost performance, and maximize profitability. With Axalta Nimbus™, customers have everything they need to power the refinish process in a single platform, including color retrieval, product ordering, inventory management, training resources, and support. By working together in a single platform, comprehensive business insights provide actionable data that help owners and managers make informed decisions to increase profitability and performance. Axalta Nimbus is designed to be easy to use with an intuitive user interface for increased efficiency and customizable capabilities based on business need.
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
Our major industrial brands include Imron® Industrial, Tufcote™ Industrial, Corlar™ Industrial, Strenex™ Industrial, PercoTop®, Voltatex®, AquaEC™, Durapon70®, Ceranamel™, UNRIVALED™, Zenamel™ and Cerulean™ for liquid coatings and Alesta® series, Nap-Gard®, Abcite® and Plascoat® for powder coatings.
Performance Coatings Sales, Marketing and Distribution
We leverage a large global refinish sales and technical support team to effectively serve our broad refinish customer base of approximately 96,000 body shops. Most of our products are supplied by our network of over 5,000 independent local distributors. In select regions, including parts of Europe, we also sell directly to body-shop customers through our company owned stores. These stores maintain an inventory of our products to fill orders from body shops in their market and assume credit risk and responsibility for logistics, delivery and billing. In certain countries, we utilize importers that buy directly from us and actively market our products to body shops. Our relationships with our top ten distributors are longstanding and continue to contribute to our success in the global refinish market.

Our large refinish sales force manages relationships directly with our end-customers to drive demand for our products, which in turn are purchased through customers in our distributor network. Due to the local nature of the refinish industry, our sales force operates on a regional/country basis to provide clients with responsive customer service and local insight. As part of their coverage efforts, salespeople introduce new products to body shops and provide technical support and ongoing training. We currently have 48 customer training centers established globally, which helps to deepen our customer relationships.
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
Our large direct sales team in industrial serves its end customers, driving demand which is then primarily filled directly or through channels of distribution and e-commerce. We leverage this dedicated sales force and technical service team to provide regional support and identify global innovation projects to meet evolving market needs. In the powder coatings segment, we believe we are one of only three truly global producers that can satisfy the needs and specifications of a customer in multiple regions of the world, while maximizing productivity from the broad scale and scope of our operations.
Performance Coatings Customers
Within our Performance Coatings segment, we sell coatings to customers in more than 140 countries. Our top ten customers accounted for approximately 17% of our Performance Coatings net sales during the year ended December 31, 2025.
In our industrial and refinish end-markets we serve both large OEMs and a broad, fragmented local customer base. Our industrial end-market comprises a wide variety of industrial manufacturers, while our refinish end-market primarily comprises approximately 96,000 body shops, including:
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

Our portfolio brings together the best of Axalta’s experience and innovation into three categories: Core Mobility Solutions, Advanced Mobility Solutions and Axalta Advantage.
•Core Mobility Solutions comprises Axalta’s best-in-class basecoats and clearcoats for color and beautification along with primers, electrocoats and powder applications for surface protection.
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
Mobility Coatings End-Markets
Light Vehicle
Demand for light vehicle coatings is driven by regional light vehicle production. Light vehicle OEMs select coatings providers based on their global ability to deliver core and advanced technological solutions that improve exterior appearance and durability and provide long-term corrosion protection. These customers also look for suppliers that offer sustainable solutions to aid in the customer portfolio transformation and can enhance process efficiency, improve productivity and provide superior technical support. Rigorous environmental and durability testing as well as obtaining engineering approvals are also key criteria used by global light vehicle OEMs when selecting coatings providers. Globally integrated suppliers are important because they offer products with consistent standards across regions and can deliver high-quality products in sufficient quantity while meeting OEM service requirements. Our global scale, people, expertise, innovative technology platforms, and customer focus position us to be a global partner and solutions provider to the most discerning and demanding light vehicle OEMs. We believe we are one of the few coatings producers that can provide OEMs with global product specifications, standardized color development, compatibility with the growing number of substrates, increasingly complex colors and environmentally-responsible coatings while continuing to simplify and reduce steps in the coating application process.
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

Mobility Coatings Products and Brands
We develop and supply a complete coatings product line for light vehicle OEMs. Our products are designed to enhance the styling and appearance of a vehicle’s exterior while providing protection from the elements, extending the life of the vehicle. Widely recognized in the industry for our advanced and patented technologies, we believe our products not only increase productivity and profitability for OEMs but also produce attractive and durable finishes. Our light vehicle coatings portfolio is one of the broadest in the industry.
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
In today’s existing mobility ecosystem, coatings provide essential beauty and color to vehicle bodies while extending the useful life of the vehicle via durability-related properties such as chemical resistance and chip and corrosion protection. As the industry evolves, each dimension of mobility – electric vehicles, shared transportation and autonomous driving – requires coatings with advanced functionality that, in addition to aesthetics and protection, contribute to the efficiency of electrification, vehicle design, navigation and passenger safety, among other areas. Evolution within the mobility industry creates tremendous opportunities for OEMs but requires them to undertake significant shifts in how they design and produce vehicles. OEMs are also increasingly looking to reduce the weight of vehicles in response to stricter vehicle emissions, fuel consumption regulations and electric vehicle range extensions. As a result, OEMs are constructing vehicle platforms using a variety of new materials in addition to steel and plastic, including aluminum, carbon fiber and other substrates, each of which requires specialized coatings formulations to create a uniform color and finish. We continue to innovate with our OEM customers in driving this trend, as evidenced by use of our coatings on their flagship vehicle platforms.
We also develop and supply a wide array of coatings systems for a broad range of commercial vehicle applications. These products simultaneously enhance aesthetic appearance and provide protection from the elements. We meet the demands of commercial vehicle customers with our extensive offering of over 90,000 different colors. In HDT, because the metal and composite components are painted simultaneously in an automatic process, most truck OEMs use low bake coatings to ensure that the plastic composite parts on a truck’s exterior do not deform during the bake process. Truck owners demand a wide variety of custom colors that are formulated using a combination of on-site mixing machines at the OEM or direct shipments of premixed high-volume colors from us. Our commercial vehicle brands include Imron®, Imron Elite®, Centari®, Rival®, Corlar® epoxy undercoats and AquaEC™.
Mobility Coatings Sales, Marketing and Distribution
We have full-time technical representatives stationed at most of our light vehicle OEM customers’ facilities around the world. These on-site representatives provide customer support, monitor the painting process and track paint demand at each assembly plant. Monitoring OEM line performance in real-time is intended to allow our technical support teams to help improve paint department operating efficiency and provide performance feedback to our formulating chemists and paint manufacturing teams. Many of our customer technical support representatives also help OEMs manage their physical inventory by forecasting facility coatings demand based on the customer’s build schedule.
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
Mobility Coatings Customers
We provide our products and services to light and commercial vehicle customers at over 200 assembly plants worldwide, including nine of the top ten global automotive manufacturers. We have a stable customer base and believe we are well positioned with the fastest-growing OEMs in both the developed and emerging markets. Our top ten customers accounted for approximately 61% of our Mobility Coatings net sales during the year ended December 31, 2025.

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
We believe that we are a technology leader well positioned to benefit from continued industry shifts in customer needs. Our end-markets are among the most demanding in the coatings industry with high levels of product performance requirements that continuously evolve, with increasing expectations for productivity on customer lines and environmentally responsible products. Our technology development is led by a highly experienced and educated workforce that is focused on new product development, color development, technical customer support and improving our manufacturing processes. As such, our technology development covers two critical interrelated aspects for us, research and development as well as technical support and manufacturing. As of December 31, 2025, we had approximately 1,300 team members dedicated to technology development. We operate four major technology centers throughout the world where we develop and align our technology investments with regional business needs complemented by more than 20 development laboratories which provide local connection to our global customer base. This includes our Global Innovation Center located in Philadelphia, Pennsylvania, which opened in 2018 for global research, product development and technology initiatives and since 2024, has served as our global headquarters.
PATENTS, LICENSES AND TRADEMARKS
As of December 31, 2025, we had a global portfolio of approximately 610 issued patents and approximately 520 trademarks. We actively apply for and obtain U.S. and foreign patents and trademarks on new products and process innovations and as of December 31, 2025, approximately 240 patent applications were pending throughout the world.
Our primary purpose in obtaining patents is to protect the results of our research for use in operations and licensing. We are also party to patent licenses and other technology licensing agreements. We have a significant number of trademarks and trademark registrations in the U.S. and in other countries, as described below.

We own or otherwise have rights to the trademarks, service marks, copyrights and trade names used in conjunction with the marketing and sale of our products and services. These trademarks include Abcite®, Alesta®, AquaEC®, Audurra®, Axalta Irus Mix™, Axalta Irus Scan™, Axalta NextJet™, Axalta Nimbus™, Centari®, Ceranamel®, Challenger®, ChemophanTM, ColorNet®, Corlar®, Cromax®, Cromax Mosaic®, Durapon 70®, Duxone®, Harmonized Coating Technologies®, HydroponTM, Imron®, Imron EliteTM, Imron ExcelProTM, LutophenTM, Nap-Gard®, Nason®, Raptor®, Rival®, Spies Hecker®, Standox®, StollaquidTM, SyntopalTM, SyroxTM, U-POL®, VermeeraTM and Voltatex®, which are protected under applicable intellectual property laws and are the property of us and our subsidiaries.
Although we believe that our patents, licenses and trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent on any single or group of related patents, licenses or trademarks.
JOINT VENTURES
At December 31, 2025, we were party to six joint ventures, of which three were focused in the light vehicle end-market, one was focused in the refinish end-market and two were focused in the industrial end-market. At December 31, 2025, we were the majority shareholder, and/or exercised control, in four joint ventures, which we consolidated. Our fully consolidated joint venture-related net sales were $63 million, $62 million, and $62 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Part I, Item 1A, “Risk Factors—Risks Related to our Business—Risks Related to Other Aspects of our Business—Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations”.
HUMAN CAPITAL RESOURCES
We believe our success is realized through the engagement and commitment of our people. As of December 31, 2025, we had approximately 12,300 team members, inclusive of team members added from recent acquisitions, with 25% of our team members based in the U.S. and 75% based in international locations. Our workforce is distributed globally, with approximately 45% in the Americas, 36% in EMEA and 19% in Asia Pacific.
Axalta’s ability to attract, develop and retain highly skilled talent requires us to focus on the engagement, growth and well-being of each team member. As a global coatings company, we have a dynamic group of employees, including but not limited to management professionals, scientists, technicians, engineers, sales representatives, operators, supply chain experts, and administrative and customer service professionals.
Axalta fosters a performance-driven culture rooted in the One Axalta way of working. One Axalta reflects our commitment to doing what is best for the enterprise, aligning and executing on top priorities, acting with speed and urgency, simplifying to eliminate unnecessary complexity, and breaking down silos to address our biggest challenges together. We believe this enterprise-wide approach positions Axalta well for future success. To embed this way of working, we have provided training to all employees focused on our purpose, values, and One Axalta principles.
As part of our efforts to promote employee engagement, Axalta captures employee feedback via an annual engagement survey that is designed to provide insights into how employees can perform at their best. Since its inception, employee participation in the survey has continued to increase, reaching an all-time high of 96% in 2025 and measures of engagement have steadily improved. We believe these continued improvements reflect our commitment to focusing on addressing employee feedback and the needs of our global workforce, including a robust engagement in action program that has focused on enhancing internal communications, career development, and learning and development opportunities. Axalta strives to provide a wide variety of growth opportunities for our employees, including online training, on-the-job experiences, tuition assistance and financial counseling. We also aim to provide competitive compensation and benefits across all global locations.
Safety is paramount and the well-being of our employees is our greatest responsibility. We are committed to providing a workplace that enables team members to operate safely. Safety is ingrained in the way we do business, and our safety program is structured on the foundation that every employee is engaged and committed to improving safe operating practices and eliminating injuries. We have further committed to employee safety by continuing to make significant safety-related capital investments at our sites. When health and safety incidents do occur, we work to determine the causes and eliminate the potential for future similar incidents. In 2025, Axalta’s injury and illness performance resulted in a 0.18 OSHA Total Recordable Incident Rate (“TRIR”), compared to the 2.6 OSHA TRIR for the Paint and Coating Manufacturing Industry as a whole (according to the US Bureau of Labor Statistics 2024 data). These efforts have resulted in a recent recognition from the National Safety Council (“CEOs Who Get It”), honoring companies that demonstrate a commitment to worker safety and health.
The Compensation Committee of our Board of Directors (“Board”) has oversight of the Company’s human capital management efforts. The Environment, Health, Safety and Sustainability Committee of our Board (the “EHS&S Committee”) has oversight of the Company’s policies to protect the health and safety of our employees and contractors (among others), and this committee regularly reviews data on our safety metrics and performance.

REGULATORY COMPLIANCE
Our business is subject to significant regulations in all of the markets that we operate in and we are committed to operating our business in compliance with all applicable laws and regulations.
Environmental
We are subject to applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers’ safety, including those required by the U.S. Environmental Protection Agency (the “EPA”). Our Environment, Health, Safety (“EHS”) and Sustainability policies and standards are a key element of the foundation upon which we develop, market, manufacture, and distribute products and services to our global customers. In 2017, we established the EHS&S Committee, a Board-level committee responsible for the oversight of our EHS and Sustainability policies, performance, strategy and compliance matters. We strive to assure that all of our manufacturing and distribution facilities are operated in compliance in all material respects with applicable environmental requirements. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal recurring part of our operations. We do not expect outstanding remediation obligations to have a material impact on our financial position; however, the ultimate cost of remediation is subject to a number of variables and is difficult to accurately predict. We may also incur significant additional costs as a result of contamination that is discovered and/or government-required remediation obligations that are imposed at these or other facilities in the future.
In addition, we are, or may become, subject to various climate disclosure regimes regulating the disclosure of greenhouse gas (“GHG”) emissions, climate-related risks and opportunities and related information, such as the European Union’s (“EU”) Corporate Sustainability Reporting Directive (“CSRD”) and California’s Climate Corporate Data Accountability Act (also known as “SB 253”) and Climate Related Financial Risk Act (also known as “SB 261”, and together with SB 253, the “California Climate Laws”). The interpretation, timing, requirements and enforcement of such climate disclosure regimes remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Legal and Regulatory Compliance and Litigation—Evolving environmental, safety, product stewardship, consumer protection or other regulations and laws, including with respect to disclosure of metrics related to such areas, could have a material adverse effect on our business and consolidated financial condition”.
Non-U.S. Sales
Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to our Global Operations - As a global business, we are subject to risks associated with our non-U.S. operations and U.S. and foreign trade policy”.
Privacy Regulations
We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU’s General Data Protection Regulation (“GDPR”), which enforces rules relating to the protections around the processing and transfer of personal data. In addition, California’s Consumer Privacy Act, as modified by the California Privacy Rights Act, provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of significant monetary penalties. For additional information, see Part I, Item 1A, “Risk Factors—General Risk Factors - We are subject to complex and evolving data privacy laws”.
WHERE YOU CAN FIND MORE INFORMATION
Our website address is www.axalta.com. We post, and shareholders may access without charge, our recent filings and any amendments thereto of our annual reports on Form 10-K, quarterly reports on Form 10-Q and proxy statements as soon as reasonably practicable after such reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). We also post all financial press releases, including earnings releases, to our website. We use our investor relations page at ir.axalta.com as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (or Reg. FD). Investors should routinely monitor that site, in addition to our press releases, SEC filings and public conference calls and webcasts, as information posted on that page could be deemed to be material information. All other reports filed or furnished to the SEC on the SEC’s website, www.sec.gov, including current reports on Form 8-K, are available via direct link on our website. Reference to our and the SEC’s websites herein do not incorporate by reference any information contained on those websites and such information should not be considered part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
As a global manufacturer, marketer and distributor of high-performance coatings systems, we operate in a business environment that includes risks. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer materially and adversely. While the factors listed here are considered to be the more significant factors facing our business, they should not be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors, including those described in other documents we file from time to time with the SEC, may materially and adversely affect our business, results of operations, financial condition and cash flows.
Risk Factors Summary
The following is a summary of the material risks that could adversely affect our business, results of operations, financial condition and cash flows.
Risks Related to the Proposed Merger with Akzo Nobel N.V.
•The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
•Failure to consummate the Merger could negatively impact the share price and the future business and financial results of the Company.
•The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger.
•Because the value of the Company and AkzoNobel ordinary shares may fluctuate, our shareholders cannot be sure of the value of the Merger Consideration they will receive.
•The Merger Agreement subjects us to restrictions on business activities prior to the effective time of the Merger.
•While the Merger is pending, the Company will be subject to business uncertainties.
•If completed, the Merger may not achieve its intended results.
•After the Merger, our shareholders will have a significantly lower ownership and voting interest in the Combined Company than they currently have in the Company.
•The ordinary shares of the Combined Company will have different rights from our common shares and the market price of the Combined Company ordinary shares may be affected by factors different from those currently affecting the market price of our common shares.
•The Company and AkzoNobel may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Merger from being completed.
•The Company and AkzoNobel have incurred, and will incur additional, substantial transaction fees and costs in connection with the Merger.
Risks Related to our Business
•Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions and/or significant volatility in the capital, credit and commodities markets.
•Improved safety features on vehicles, commercialization of autonomous vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products.
•The loss of, or reduced purchases by, or our failure to meet our obligations to, any of our largest customers, or the consolidation of any of our customers, could adversely affect our business, financial condition, results of operations and cash flows.
•We may be unable to successfully execute on our growth initiatives or targets, business strategies or operating plans.
•We rely on our distributor network and third-party delivery services for the distribution and export of our products.
•Price increases, business and supply chain interruptions, declines in the supply of raw materials or disruptions to our major tolling arrangements could have a significant impact on our ability to grow or sustain earnings.
•We rely on certain of our manufacturing facilities to make a significant amount of product, and certain products can only be made at specific facilities.
•Failure to develop and market new products and manage product life cycles could impact our competitive position.
Risks Related to our Global Operations
•We are subject to risks associated with our non-U.S. operations and U.S. and foreign trade policy.
Risks Related to Legal and Regulatory Compliance and Litigation
•Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.

•Evolving environmental, safety, product stewardship, consumer protection or other regulations and laws could have a material adverse effect on our business and consolidated financial condition.
•As a result of our current and past operations and/or products, including operations and/or products related to our businesses prior to the Acquisition, we could incur significant environmental liabilities and costs.
•We handle and transport certain materials that are inherently hazardous due to their toxic nature.
•Our results of operations could be adversely affected by litigation and claims.
Risks Related to Human Resources
•If we are required to make unexpected payments to any pension plans applicable to our employees, our financial condition may be adversely affected.
•We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
•We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Risks Related to Intellectual Property
•Our inability to protect and enforce our intellectual property rights could adversely affect our financial results.
•If we are sued for infringing intellectual property rights of third parties, it could harm our business.
Risks Related to Other Aspects of our Business
•We may continue to engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations.
•Our joint ventures may not operate according to our business strategy.
•EIDP, Inc.’s potential breach of its obligations in connection with the Acquisition (as defined below), including failure to comply with its indemnification obligations, may materially affect our business and operating results.
•We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our common shares.
Risks Related to our Indebtedness
•We have substantial indebtedness, which could have a material adverse effect on us.
•To service all of our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
•We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs.
•Our ability to obtain additional capital on commercially reasonable terms may be limited.
•Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We are subject to risks associated with the current interest rate environment.
Risks Related to Ownership of our Common Shares
•Axalta Coating Systems Ltd. is a holding company with no operations of its own and is largely dependent on the receipt of distributions and dividends or other payments from subsidiaries and joint ventures for cash to fund operations and expenses.
•The price of our common shares has fluctuated, and may in the future fluctuate, significantly.
•We do not expect to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
•Future sales of our common shares could lower our share price and may dilute your ownership in us.
•We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.
•Bermuda law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.
•We have anti-takeover provisions in our bye-laws that may discourage a change of control.
General Risk Factors
•Interruption, interference with, or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services.
•Uncertainty in the development, deployment, and use of artificial intelligence in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
•Increased competition may adversely affect our business, financial condition, results of operations and cash flows.
•We take on credit risk exposure from our customers in the ordinary course of our business.

•Currency risk may adversely affect our financial condition, results of operations and cash flows.
•Terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises, among other events beyond our control, may materially adversely affect our business, financial condition, results of operations and cash flows.
•The insurance we maintain may not cover all potential exposures.
•We are subject to complex and evolving data privacy laws.
•We may be subject to changes in our tax rates, the adoption of tax legislation or additional tax liabilities.
•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to the Proposed Merger with Akzo Nobel N.V.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The completion of the Merger is subject to the satisfaction or waiver of certain conditions as set forth in the Merger Agreement (the “Closing Conditions”) and there can be no assurance that such conditions will be satisfied or waived. The failure to timely satisfy the Closing Conditions could delay the completion of the Merger for a significant period of time or prevent the completion of the Merger from occurring at all. The Closing Conditions require that the parties seek certain applicable foreign antitrust and other regulatory approvals in connection with the Merger, and the governmental agencies from which such approvals are sought have broad discretion in administering applicable governing regulations. Those agencies may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the Combined Company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Merger or have a material adverse effect on the Combined Company’s business and results of operations.
Approval by the Company’s shareholders is one such Closing Condition. A proxy contest or activist campaign related to the Merger could reduce the likelihood that we obtain shareholder approval for the Merger, demand extensive management attention and require that we incur additional costs to respond to the proxy contest or activist campaign, and, if successful, prevent the Merger from being completed.
In addition, the Merger Agreement contains certain termination rights for the Company and AkzoNobel, including (i) if the Merger is not consummated on or before the “outside date” of May 18, 2027 (subject to extension to November 18, 2027 under certain circumstances), (ii) subject to compliance with certain terms of the Merger Agreement, in order to enter into a definitive agreement providing for a superior proposal, or (iii) if, prior to the applicable shareholders’ meeting, the Company Board or either of the AkzoNobel Boards, as applicable, changes its recommendation or fails to reaffirm such recommendation in certain circumstances.
Failure to consummate the Merger could negatively impact the share price and the future business and financial results of the Company.
If the Merger is not consummated, the Company will not realize any of the potential benefits of consummation of the Merger and the Company will be subject to a number of risks, including the following:
•The Company may experience negative reactions from the financial markets, including significant and lasting negative impacts on its stock price;
•The Company may experience negative reactions from its customers, suppliers, business partners and employees;
•The Company will be required to pay certain costs and expenses relating to the Merger whether or not the Merger is consummated;
•Matters relating to the Merger (including integration planning) require substantial Company management time and resources, which could otherwise have been devoted to other beneficial opportunities;
•The Merger Agreement restricts the Company, without AkzoNobel’s consent and subject to certain exceptions, from taking certain specified actions during the pendency of the Merger. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities, entering into contracts, incurring capital expenditures to grow its business and making other changes to its business; and
•If the Merger Agreement is terminated in certain circumstances, the Company may be required to pay a termination fee of €150 million to AkzoNobel.
If the Merger is not consummated, these risks may materialize and may materially and adversely affect our business, operations, financial results and share price.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger.
Under the Merger Agreement, the Company is subject to certain restrictions on its ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. Further, other than in response to a superior proposal or an intervening event, the Board may not withdraw or modify its recommendation to the Company’s shareholders in favor of the adoption of the Merger Agreement, and AkzoNobel generally has a right to match any competing business combination proposals that may be made. The Company may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in the Company being required to pay AkzoNobel a termination fee equal to €150 million. If the Merger Agreement is terminated and the Company determines to seek another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger. While the Company believes these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in entering into a strategic transaction with the Company from proposing such a strategic transaction, even if such third party were prepared to pay consideration with a higher value than the Merger Consideration (as defined below).
Because the value of the Company and AkzoNobel ordinary shares may fluctuate, our shareholders cannot be sure of the value of the Merger Consideration they will receive.
Upon completion of the Merger, our shareholders will be entitled to receive 0.6539 ordinary shares in the Combined Company in exchange for each outstanding and issued ordinary share of the Company (the “Merger Consideration”). Because this exchange ratio is fixed and will only be adjusted in certain limited circumstances (including reclassifications, stock splits or combinations, exchanges or readjustments of shares, or stock dividends, reorganization, recapitalization or similar transactions involving the Company or AkzoNobel), any changes in the market value of Company ordinary shares or AkzoNobel common shares may affect the value that our shareholders will be entitled to receive upon completion of the Merger. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of the Company or AkzoNobel, market assessments of the likelihood that the Merger will be completed, the timing of the Merger, regulatory considerations, general market and economic conditions and other factors.
The Merger Agreement subjects us to restrictions on business activities prior to the effective time of the Merger.
The Merger Agreement restricts us from entering into certain corporate transactions, including with respect to certain acquisitions, and taking other specified actions without the consent of AkzoNobel and generally requires us to continue our operations in the ordinary course through the completion of the Merger. These restrictions could be in place for an extended period of time as the pendency of the Merger continues and could prevent us from pursuing attractive business opportunities that may arise during the pendency of the Merger.
While the Merger is pending, the Company will be subject to business uncertainties which could adversely affect the Company’s business, results of operations, financial condition and cash flows.
Uncertainty about the effect of the Merger on our employees, customers, suppliers and other business partners may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter. If, despite the Company’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Combined Company, the Combined Company’s (or, if the Merger is not consummated, the Company’s) business could be harmed and its ability to realize the anticipated benefits of the Merger could be adversely affected.
Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company. The Company’s business relationships may be subject to disruption as customers and suppliers may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the Company, including an adverse effect on the anticipated benefits of the Merger, which may be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement. Additionally, certain contracts entered into by the Company contain change in control, anti-assignment, or certain other provisions that may be triggered as a result of the Merger. If the counterparties to these agreements do not consent to the Merger, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in the Combined Company incurring liabilities as a consequence of breaching such agreements, or causing the Combined Company to lose the benefit of such agreements or incur costs in seeking replacement agreements.
If completed, the Merger may not achieve its intended results.
The Company and AkzoNobel entered into the Merger Agreement with the expectation that the Merger will result in various benefits. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the businesses of the Company and AkzoNobel can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated, could give rise to unanticipated costs and could result in the loss of valuable employees, the disruption of each of our and AkzoNobel’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Combined Company’s ability to achieve the anticipated benefits of the transaction. The Company and AkzoNobel may have difficulty addressing possible differences in corporate cultures and management philosophies, and there can be no assurance that the Company and AkzoNobel will be able to effectively integrate their management teams. Failure to successfully integrate the businesses of the Company and AkzoNobel in the expected timeframe may adversely affect the future results of the Combined Company, and, consequently, the value of the Merger Consideration.
In addition, there can be no assurance that the Combined Company will achieve a particular credit rating or maintain a particular credit rating in the future. Such credit ratings will affect the cost and availability of future borrowings and, accordingly, the Combined Company’s cost of capital. Further, there can be no guarantee that the Combined Company will obtain or maintain a listing on a U.S. stock exchange.
After the Merger, our shareholders will have a significantly lower ownership and voting interest in the Combined Company than they currently have in the Company.
Under the terms of the Merger Agreement, our shareholders are expected to own 45% of the Combined Company on a pro forma basis immediately after closing. As a result of this reduced ownership percentage, our shareholders will have less ability to influence matters that are put to a vote of the Combined Company.
The ordinary shares of the Combined Company will have different rights from our common shares and the market price of the Combined Company ordinary shares may be affected by factors different from those currently affecting the market price of our common shares.
Upon completion of the Merger, our shareholders will no longer be shareholders of the Company but will instead become holders of ordinary shares of the Combined Company. Certain rights of our shareholders as holders of Combined Company ordinary shares will be governed by Dutch law, and the terms of the Combined Company’s organizational documents are expected to be in some respects materially different than the terms of our memorandum of association and bye-laws, which currently govern the rights of our shareholders. For example, Dutch law significantly limits the circumstances under which shareholders of Dutch companies may bring an action on behalf of a company. In addition, the businesses of AkzoNobel differ from those of the Company in important respects, and, accordingly, the results of operations of the Combined Company, as well as the market price of the Combined Company ordinary shares, may be affected by factors different from those currently affecting the results of operations of the Company.
The Company and AkzoNobel may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Merger from being completed.
Although, currently, we are not aware of any legal proceedings having been brought against the Company or AkzoNobel in connection with the Merger, securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management attention, time and resources. An adverse judgment or settlement could result in significant costs, which could have a negative impact on our and AkzoNobel’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, such injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.
The Company and AkzoNobel have incurred, and will incur additional, substantial transaction fees and costs in connection with the Merger.
The Company and AkzoNobel have incurred, and expect to further incur, a number of non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two organizations and achieving desired benefits of the Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in order to complete the Merger (including, for example, in the event of a proxy fight or activist campaign) or as part of the integration of the businesses of the Company and AkzoNobel. Some of these costs will be payable by us regardless of whether or not the Merger is completed.
Risks Related to our Business Risks Related to Execution of our Strategic and Operating Plans
Our financial position, results of operations and cash flows could be materially adversely affected by difficult economic conditions and/or significant volatility in the capital, credit and commodities markets.
Several of the end-markets we serve are cyclical, and macroeconomic and other factors beyond our control have in the past and could in the future reduce demand from these end-markets for our products, including as a result of depressed demand for our customers' products or services, and materially adversely affect our business, financial condition, results of operations and cash flows. For example, weak economic conditions have in the past depressed and could in the future depress new car sales and/or production, reducing demand for our light vehicle OEM coatings and limiting the growth of the car parc. This has in the past and could in the future cause a related decline in demand for our automotive refinish coatings because, as the age of a vehicle increases, the propensity of car owners to pay for cosmetic repairs generally decreases. Also, during difficult economic times or times of significant cost inflation (including with respect to insurance premiums), car owners may refrain from seeking repairs for their damaged vehicles, which we saw in 2025. Similarly, periods of reduced global economic activity could hinder global industrial output or cause our customers to reduce or rationalize their levels of inventory, which we saw in our refinish end market in 2025 and which could further decrease demand for our products in the future.
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
Further, a tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing to support their operations, which could result in a decrease in or cancellation of orders for our products and services and impact the ability of our customers to make payments owed to us. Similarly, a tightening of credit in financial markets could adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to procure materials in a timely manner or at all. In addition, a tightening of credit markets and a high interest rate environment make it more difficult for our customers to borrow to fund construction activity, manufacturing operations and other capital projects, which in turn reduces demand for our products and could have a material adverse impact on our business, financial condition, results of operations and cash flows. Lastly, during times of depressed economic conditions and cost inflation, car owners may choose to delay or forgo entirely repairing damaged vehicles, thereby reducing the demand for our refinish coatings, which dynamic has impacted our refinish end-market since 2025.
Improved safety features on vehicles, commercialization of autonomous vehicles, insurance company influence, the introduction of new business models or new methods of travel, and weather conditions may reduce the demand for some of our products and could have a negative effect on our business, financial condition, results of operations and cash flows.
Vehicle manufacturers continue to develop new safety features such as collision avoidance technology and autonomous vehicles. The market for semi-autonomous and autonomous vehicles in particular is experiencing rapid growth, which is projected to continue or accelerate in the near-term. These advancements have reduced the rate and amount of vehicle collisions, which negatively impacts demand for our refinish coatings; this reduction could accelerate in the future and have a material adverse impact on our results of operations. Insurance companies may influence vehicle owners to use body shops that do not use our products, which could also negatively impact demand for our refinish coatings. In addition, through the introduction of new technologies, new business models or new methods of travel, such as ridesharing, the number of automotive OEM new builds may decline, potentially reducing demand for our automotive OEM coatings. Furthermore, weather conditions have had and may in the future have an adverse effect on our sales of coatings and related products. For example, unusually mild weather during winter months may lead to fewer vehicle collisions, reducing demand for our refinish coatings. Any resulting reduction in demand for our refinish coatings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The loss of, or reduced purchases by, or our failure to meet our obligations to, any of our largest customers, or the consolidation of any of our customers, including MSOs, distributors and/or body shops, could adversely affect our business, financial condition, results of operations and cash flows.
We have some customers that purchase a large amount of products from us and we are also reliant on distributors to assist us in selling our products and servicing certain customers. Our largest single customer accounted for approximately 5% of our 2025 net sales and our largest distributor accounted for approximately 2% of our 2025 net sales. Consolidation of any of our customers, including MSOs, distributors and body shops, could decrease our customer base and impact our business, financial condition, results of operations and cash flows. For example, consolidation among distributors, like that seen within the refinish end-market in 2024 and 2025, may create larger enterprises with greater negotiating power and has resulted, and may in the future result in changes to purchasing behaviors (including inventory rationalization measures) or the loss of our customers if the resulting business chooses to use one of our competitors for the consolidated business. Further, the loss of any of our large customers or significant changes in their level of purchases, as a result of changes in business conditions, working capital levels, product requirements, work stoppages, consolidation, inventory rationalization or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, certain key customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers have demanded and may in the future demand contract terms that differ considerably from our standard terms and conditions. Large orders have also included and may in the future also include severe liabilities if we fail to provide the quantity and quality of product at the required delivery times or fail to meet other obligations. While we attempt to obtain favorable terms in our contracts (including with respect to limiting our potential liability and maintaining customary payment terms), we have agreed to, and we may in the future agree to, unfavorable contracting terms to secure these orders. Such actions have exposed us, and in the future could expose us to, significant additional risks should we fail to meet our obligations. For example, failure to meet customer expectations or contractual obligations related to the quality of our products has previously resulted in liabilities or indemnification claims, including those resulting from the operational matter discussed in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K; any such future failures may result in a material adverse impact on our business, financial condition, results of operations and cash flows.
We may be unable to successfully execute on our growth initiatives or targets, business strategies or operating plans.
We continue to execute, and have in the past executed, on a number of growth initiatives, strategies and operating plans designed to enhance our business, including productivity enhancements, cost reduction measures, cost savings initiatives and restructurings. For example, during February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation (the "2024 Transformation Initiative") and, at our Strategy Day in May 2024, we announced our three-year 2024-2026 strategy (the “2026 A Plan”). The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate and a variety of factors could cause us to fail to realize some or all of the expected benefits and targets, including growth, cost savings, improved financial performance and productivity enhancements. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, including those related to actions needed to satisfy legal requirements in certain jurisdictions; adverse changes in demand for our products; increased difficulty and cost in implementing these efforts; adverse legal, reputational and financial effects on the Company resulting from such efforts; the incurrence of other unexpected costs associated with operating the business; and management’s time and attention paid to the Merger. Further, our continued implementation of these programs may disrupt our operations and performance. We have in the past, and may in the future, fail to realize the full extent of the anticipated benefits from, or targets related to, such efforts and we cannot assure you that we will realize these benefits or targets. If, for any reason, the benefits we realize, or our actual results, are less than our estimates or targets, or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected. From time to time, we may commence operations at new manufacturing facilities and cease operations at existing manufacturing facilities, including through relocating, eliminating or utilizing alternative sources for such operations. We may not be able to successfully commence such new operations or cease such existing operations and our failure to successfully do so could have a material adverse impact on our business results.
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
A small number of our manufacturing facilities have historically produced a substantial majority of our products, and certain of our products can only be made at specific facilities. Any disruption of operations at one of these facilities, like that which occurred in North America in the second quarter of 2023 due to production constraints following our implementation of a new enterprise resource planning system ("ERP") in the region in the quarter, have in the past and could in the future significantly affect our production, distribution or our ability to fulfill our contractual obligations, including to our largest customers, which have in the past and could in the future damage our customer relationships, and our business, financial condition, results of operations and cash flows could be adversely affected. While we have certain plans in place that are intended to mitigate the risks of such manufacturing concentration, we cannot be certain that such contingency plans would be effective.
Price increases, business and supply chain interruptions, declines in the supply of raw materials or disruptions to our major tolling arrangements could have a significant impact on our ability to grow or sustain earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to change based on fluctuations in worldwide supply and demand as well as other factors beyond our control, including inflationary pressures. We use a significant amount of raw materials derived from crude oil and natural gas. While the majority of our raw material inputs are fourth to sixth generation derivatives of crude oil and natural gas, volatile oil and gas prices, as well as other unrelated factors, can cause significant variations in our raw materials costs, affecting our operating results. While we attempt to limit the impact of such fluctuations by implementing raw material price adjustment mechanisms based on index pricing in certain of our contractual arrangements, such mechanisms may be ineffective and often lag market price changes and we can provide no assurance that we will be able to secure such contractual terms in future contracts or renewals of existing contracts. As a result, in rising raw material price environments, we may be unable to pass along these increased costs to our customers. Additionally, in declining raw material price environments, we may not realize raw material cost savings because of such lags, or customers may seek price concessions from us greater than any raw material cost savings we realize. If we are not able to fully offset the effects of higher raw materials costs, or if customers demand greater raw material price concessions than we obtain in low raw material cost environments, our financial results could deteriorate. Additionally, we obtain certain of our raw materials from selected key suppliers. If any sole source supplier of raw materials ceases supplying raw materials to us, or if any of our key suppliers is unable to meet its obligations in a timely fashion or at an acceptable price, or at all, we may be forced to incur higher costs to obtain the necessary raw materials elsewhere or, in limited instances, we may not be able to obtain the necessary raw materials. Additionally, in certain instances, we rely on third parties to toll manufacture certain of our intermediates and products. If any of our key tolling partners ceases to provide toll manufacturing services to us, either permanently or temporarily, we would be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all.
Supplier capacity constraints, supplier production disruptions, including as a result from work stoppages, supply chain and logistics congestion and disruptions, the unavailability of certain raw materials or disruptions to our key tolling arrangements could also result in harm to our manufacturing capabilities or supply imbalances that may have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, rising costs of freight, logistics, energy or labor may increase our cost of sales and reduce our profitability.
Failure to develop and market new products and manage product life cycles could impact our competitive position and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operating results are largely dependent on our development and management of our portfolio of current, new and developing products and services as well as our ability to bring those products and services to market. Difficulties or delays in product development, such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, effectively manage our manufacturing process or costs, obtain intellectual property protection, or gain market acceptance of new products and services, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because of the lengthy and costly development process, technological challenges and intense competition, we cannot assure you that any of the products we are currently developing, or that we may develop in the future, will achieve commercial success. For example, in addition to developing technologically advanced products, commercial success of those products will depend on customer acceptance and implementation of those products as well as the products and services offered and developed by our current and future competitors and the related intellectual property rights held by such competitors. A failure to develop commercially successful products or to develop additional uses for existing products could materially adversely affect our business, financial condition, results of operations or cash flows. Further, sales of our new products could replace sales of some of our current products, offsetting the benefit of even a successful product introduction.
Risks Related to our Global Operations
As a global business, we are subject to risks associated with our non-U.S. operations and U.S. and foreign trade policy.
We conduct our business on a global basis, with approximately 69% of our 2025 net sales occurring outside the United States. We anticipate that international sales will continue to represent a substantial portion of our net sales and that our strategy for continued growth and profitability may entail further international expansion, particularly in emerging markets. Our financial results could be affected by factors including, but not limited to, changes in trade, monetary and fiscal policies, laws and regulations, activities of U.S. and non-U.S. governments, agencies and similar organizations, changes in a country's or region's social, economic or political conditions, military conflicts, including the current conflicts between Russia and Ukraine and in the Middle East, geopolitical disputes, including as a result of China-Taiwan relations, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, semiconductor chip shortages, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, trapped cash issues, burdensome taxes and tariffs and other trade barriers, as well as the imposition of economic or other trade sanctions or other protectionist policies, each of which could impact our ability to do business in certain jurisdictions or with certain persons.

The U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices and encourage increased production in the United States, including through measures such as the imposition of higher tariffs on imports into the U.S., the renegotiation of some U.S. trade agreements and other government regulations affecting trade between the U.S. and other countries where we conduct our business. These actions and proposals have resulted or could result in retaliatory actions by affected countries. Such changes increased prices for certain raw materials we import from such countries in 2025 and could further increase our raw material costs in 2026. In addition, these changes could reduce demand for our products in other countries and adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing activities and products, both inside and outside of the U.S., are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the EPA, as well as other authorities both inside and outside of the U.S. Legal and regulatory systems in emerging and developing markets may be less developed and less consistent. Laws and regulations, and the interpretation and enforcement thereof, may change as a result of a variety of factors, including political, economic, regulatory or social events or in response to climate change. Changes in our business, whether resulting from acquisitions or otherwise, have previously increased, and may further increase, our exposure to additional laws and regulations, such as consumer protection statutes. The specific impact of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, on our business may vary depending on a number of factors. As a result of changing laws and regulations, or the interpretation or enforcement of current or future laws and regulations, we have been and may in the future be required to make expenditures to modify operations, relocate operations, perform site cleanups or other environmental remediation, or curtail or cease operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Requirements relating to product stewardship and resource sustainability, including product recycling, packaging, composition and disposal, may also require us to incur significant expenses, including expenses related to costs, fines or other penalties, suspensions or modifications of products or manufacturing processes related to such products, or prohibitions of products we manufacture. In addition, new disclosure and due diligence requirements related to GHG emissions and climate change and other sustainability related topics, such as supply chain due diligence requirements, the California Climate Laws, the EU's CSRD and Corporate Sustainability Due Diligence Directive (“CSDDD”), and other requirements adopted by national and sub-national jurisdictions from time to time, may negatively impact our business by diverting resources and harming our reputation.

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
We face risks arising from various litigation matters and other claims that have been asserted against us or that may be asserted against us in the future, including, but not limited to, claims for product liability, patent and trademark infringement, antitrust, warranty, contract and third-party property damage or personal injury, including claims arising from the matters described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For instance, we have seen a continuing nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also seen a continuing trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. There is also heightened scrutiny by governments, regulators and potential plaintiffs on the usage of per- and polyfluoroalkyl substances (“PFAS”) and microplastics in products, the role of PFAS and microplastics in the contamination of soil, air and water and health concerns related to the use of products containing PFAS and microplastics. Governmental inquiries or requirements involving PFAS and microplastics could cause us to incur liability for damages or other costs, civil proceedings, including personal injury claims, class actions, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward.
Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development in any one or more of these matters could result in future charges that could have a material adverse effect on us or could be material to our business, financial condition, results of operations and cash flows.

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
Many of our employees globally are in unions or otherwise covered by labor agreements, including works councils. As of December 31, 2025, substantially all of our U.S. workforce was not unionized and approximately half of our workforce outside the U.S. was unionized or otherwise covered by labor agreements. Consequently, we have been and may in the future be subject to union campaigns, work stoppages, union negotiations and other labor disputes. Additionally, negotiations with unions or works councils in connection with existing labor agreements may result in significant increases in our cost of labor, limit our ability to restructure or manage our operations, divert management's attention away from operating our business or break down and result in the disruption of our operations. The occurrence of any of the preceding outcomes could impair our ability to manufacture our products and result in increased costs and/or worsened operating results.
We may not be able to recruit and retain the experienced and skilled personnel we need to compete.
Our future success depends on our ability to attract, retain, develop and motivate highly skilled personnel. We must have talented personnel to succeed, and competition for management and skilled employees in our industry is intense. Our ability to meet our performance and growth goals depends upon the personal efforts and abilities of our management and skilled employees. We cannot assure you that we will retain or successfully recruit senior management, or that their services will remain available to us. We may experience retention risks during periods of uncertainty, including during the pendency of the Merger. In addition, increasing legislative, regulatory and judicial scrutiny, or limitations, on employee non-compete and similar agreements and restrictions may make it easier for former employees to work for our competitors or to otherwise compete with our business. Failures in these areas could adversely affect our business, financial condition, results of operations and cash flows.
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
We also utilize and rely on a significant number of unpatented proprietary technologies. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require certain employees, consultants, advisors and collaborators to enter into confidentiality agreements as we deem appropriate. We cannot assure you that we will be able to enter into these confidentiality agreements or that they will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.
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
We also license certain of our trademarks for use by third parties. In an effort to preserve our trademark rights, we enter into license agreements with these third parties that govern the use of our trademarks and contain limitations on their use. Although we make efforts to police the use of our trademarks by our licensees, these efforts may not be sufficient to ensure that our licensees abide by the terms of their licenses and our trademark rights could be diluted. We are also a licensee of certain intellectual property owned by third parties. Failure to maintain such licenses or our inability to continue to use such intellectual property, due to disputes with those third parties or otherwise, could adversely affect our business.
If we are sued for infringing intellectual property rights of third parties, it may be costly and time consuming, and an unfavorable outcome in any litigation could harm our business.
We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against infringement claims, regardless of whether the claims have merit. If we are found to have infringed on the intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our business, financial condition, results of operations and cash flow. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.
Risks Related to Other Aspects of our Business
We may continue to engage in acquisitions and divestitures, and may encounter difficulties integrating acquired businesses with, or disposing of divested businesses from, our current operations and, as a result, we may not realize the anticipated benefits of these acquisitions and divestitures.
While the Merger Agreement contains certain restrictions in this regard, we may continue to seek to grow through acquisitions, joint ventures or other arrangements. Our due diligence reviews in these transactions may not sufficiently identify all problems, costs or liabilities with respect to a particular transaction and we may incur unanticipated costs or expenses from litigation and other liabilities. We may face regulatory scrutiny as a result of perceived concentration in certain markets, which could cause additional delay or prevent us from completing certain acquisitions that would be beneficial to our business. We may also encounter difficulties in integrating acquisitions with our operations. Additionally, we may not achieve the benefits, including synergies and cost savings, we anticipate when we first enter into a transaction in the amount or on the timeframe anticipated. Any of the foregoing could adversely affect our business and results of operations. Furthermore, we have in the past made and may in the future make divestitures from time to time. These divestitures may result in continued financial involvement in the divested businesses, such as through indemnities, guarantees or other financial arrangements, and could ultimately impose additional financial obligations upon us, affecting our financial condition, results of operations and cash flows. Acquisitions and divestitures may also require us to devote significant internal resources and could divert management's attention away from operating our business.
Our joint ventures may not operate according to our business strategy if our joint venture partners fail to fulfill their obligations.
As part of our business, we have entered into certain, and may in the future enter into additional, joint venture arrangements. Because the nature of a joint venture requires us to share control over significant decisions with unaffiliated third parties, we may not be able to require our joint ventures to take actions that we believe are necessary to implement our business strategy. Additionally, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from our business strategy, our results of operations could be materially adversely affected.

EIDP’s potential breach of its obligations in connection with the Acquisition, including failure to comply with its indemnification obligations, may materially affect our business and operating results.
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
As of December 31, 2025, we had approximately $3.2 billion of indebtedness on a consolidated basis. As of December 31, 2025, we were in compliance with all of the covenants under our outstanding debt instruments. We are more leveraged than some of our competitors, which could adversely affect our business plans.
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
In addition, we and our subsidiaries may incur significant additional indebtedness under the agreements governing our indebtedness or otherwise, which could intensify the risks noted above and other related risks. Although the indentures governing our Senior Notes and the credit agreement governing our Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions may not prevent us from incurring obligations that, although preferential to our common shares in terms of payment, do not constitute indebtedness. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition."
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
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, and we may not be able to obtain waivers of such defaults from our lenders. In the event of such un-waived default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable or unwilling to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.
We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow from them for any reason, our business could be negatively impacted. During periods of volatility in the credit markets, there is risk that any lender, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to, extending credit up to the maximum permitted by a credit facility, or allowing access to additional credit features. If our lenders are unable or unwilling to fund borrowings under their revolving credit commitments or we are unable to borrow from them, it could be difficult to obtain sufficient liquidity to meet our operational needs.
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
Difficult global economic conditions, including significant volatility in the capital, credit and commodities markets, low levels of business and consumer confidence and high levels of unemployment in certain parts of the world, could affect our business in a number of ways. For example:
•under difficult market conditions there can be no assurance that borrowings under our Revolving Credit Facility would be available or sufficient to meet our operational needs, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;
•in order to respond to market conditions, we may need to seek waivers from the applicability of various provisions in the credit agreement governing our Senior Secured Credit Facilities or the indentures governing our Senior Notes, and in such case, there can be no assurance that we can obtain such waivers at a reasonable cost, if at all; and
•market conditions could cause the counterparties to the derivative financial instruments we may use to hedge our exposure to interest rate, commodity or currency fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly.
We are subject to risks associated with the current interest rate environment and, to the extent we use debt to fund our operations, changes in interest rates will affect our cost of debt.

A substantial portion of our indebtedness bears interest at variable rates, including the Secured Overnight Financing Rate ("SOFR"), making our cost of debt higher in elevated interest rate environments, which increased costs could have a material adverse effect on our financial condition. While we may choose to, and routinely do, enter into interest rate hedging transactions to mitigate the effect of fluctuations in interest rates, we can provide no assurance that we will enter any such transactions in the future or that any such transactions would be successful in mitigating the risks of fluctuations in interest rates.
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
Though Axalta Coating Systems Ltd. is party to certain intercompany financing arrangements and is a guarantor of third party debt of certain of its indirect subsidiaries, our operations are conducted almost entirely through our subsidiaries and joint ventures and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, or to fund any share repurchases, is highly dependent on the earnings and the receipt of funds from our subsidiaries and joint ventures in the form of intercompany distributions, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries' or joint ventures' earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of foreign subsidiaries or joint ventures to remit money to Axalta Coating Systems Ltd. Any payment of intercompany distributions, loans or advances to and from our subsidiaries and joint ventures could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. From time to time, we may engage in internal reorganizations to manage such restrictions and other limitations. However, any such reorganizations may, among other things, adversely affect our operating results and cash flows.
The price of our common shares has fluctuated, and may in the future fluctuate, significantly and you could lose all or part of your investment.
Volatility in the market price of our common shares may prevent you from being able to sell your common shares at or above the price you paid for your common shares. The market price of our common shares has in the past fluctuated, and could in the future fluctuate, significantly for various reasons, including the realization of any risks described under this "Risk Factors" section. This volatility may increase further during the pendency of the Merger.
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
We currently do not declare or pay dividends on our common shares. Therefore, the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares. The payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends (including pursuant to the Merger Agreement during the pendency of the Merger) and other relevant considerations. The credit agreement governing our Senior Secured Credit Facilities and the indentures governing our Senior Notes also limit our ability to pay dividends. In addition, Bermuda law imposes requirements that may restrict our ability to pay dividends to holders of our common shares. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common shares.
The Board has authorized a common share repurchase program of $700 million, of which $435 million remains available, though the Merger Agreement prohibits us from repurchasing shares, whether under the repurchase program or otherwise, without the prior written consent of AkzoNobel. Accordingly, there is no guarantee with respect to the timing or amount of any future share repurchases. Common share repurchases may reduce the liquidity available to the Company for other activities, including repayment of debt, working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes.
Future sales of our common shares in the public market could lower our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common shares.
We and our shareholders may sell additional common shares in subsequent offerings, subject to certain limitations, including those set forth in the Merger Agreement during the pendency of the Merger. We may also issue additional common shares or convertible debt securities. As of February 6, 2026, we had 1,000,000,000 common shares authorized and 213,373,942 common shares outstanding.
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
Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other countermeasures. While we have designed and implemented controls to restrict access to our data and information technology infrastructure, it is still vulnerable to unauthorized access through cyber attacks, theft and other security breaches. These types of attacks have occurred against our systems from time to time, and we believe there have been no material adverse impacts to date. We expect these attacks to continue, and our protective measures may not be adequate to ensure that our operations will not be disrupted, should another such event occur in the future. In addition, these attacks may increase in frequency or intensity during the pendency of the Merger. Geopolitical tensions or conflicts may further heighten the risk of cyber attacks, and the emergence and maturation of artificial intelligence capabilities may also lead to more sophisticated methods of attack. Although we continually seek to improve our countermeasures to prevent such events, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers, which risk is especially heightened when demands of management’s attention are heightened in other areas such as the Merger. We have in the past been, and may in the future be, vulnerable to the effects of cybersecurity incidents that occur at third parties such as our customers, suppliers or business partners, and a failure of a third party's safeguards, policies or procedures could compromise our own data or operations. While we maintain safeguards to mitigate the effects of such incidents, we cannot be certain that such safeguards would be effective. These safeguards are reviewed periodically and modified to enable greater mitigation of such risks. See Part I, Item 1C, “Cybersecurity”.
In addition, we rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new ERP system, which will replace much of our existing core financial systems. We have in the past experienced temporary operational disruptions from our ERP system implementation and may in the future experience similar delays in any of the regions in which the new ERP system has not yet been implemented, which may result in increased costs and other difficulties, including the diversion of management from the day-to-day operation of the business. Failure to successfully implement the ERP system could harm our business, financial condition, results of operations and cash flow. Additionally, the ERP system is critical to our ability to provide important information to our management on a timely basis, obtain and deliver products to our customers, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, improve our data management, and otherwise operate our business. Failure of the ERP system to perform adequately in any of these areas could harm our business, financial condition, operating results and cash flows, and, in the case of functions that impact our customers, could result in harm to our customer relationships. Lastly, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.

Uncertainty in the development, deployment, and use of artificial intelligence in our products and services, as well as our business more broadly, could adversely affect our business and reputation. Artificial intelligence (“AI”) technologies may enable disruption in our industry and threaten our competitive positioning.
We use systems and tools that incorporate technologies based on AI, including systems and tools that may include generative AI for customers and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. AI continues to be an emerging technology, and ineffective or inadequate AI deployment, safeguards, controls or application practices by us or third parties could result in unintended consequences. For example, models, including large language models, underlying AI solutions that we use may be flawed or may be based on datasets that are biased or insufficient or of poor quality. There is also uncertainty around the validity and enforceability, as well as the nature, of our rights in intellectual property that is created in connection with our use, development, and deployment of AI, including the potential compromise of our rights in our intellectual property that is input into AI tools, whether done intentionally or by our employees or agents without permission to do so. In addition, our use of AI could unintentionally infringe the intellectual property rights of third parties. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. Certain of our competitors may deploy AI technologies that provide more value to customers than those deployed by us, which could affect customer demand for our products and services. Additionally, certain AI technologies may enable, or accelerate the pace of, disruption in our industry, including by allowing existing and future competitors to compete and/or outpace Axalta in areas that we have a competitive advantage in currently, including color-matching and certain application technologies. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs, limit or foreclose our ability to develop, deploy or use AI technologies or result in legal liability, regulatory action, or reputational harm.
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
We routinely offer customers pre-bates, loans and other financial incentives to purchase our products. These arrangements generally obligate the customer to purchase products from us and/or repay us such incentives. In the event that a customer is unwilling or unable to fulfill its obligations under these arrangements, we have incurred, and may in the future incur, financial losses. In addition, in the ordinary course of our business, we guarantee certain of our customers' obligations to third parties. Any default by our customers on their obligations could force us to make payments to the applicable creditor. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on guarantees of our customers’ obligations to third parties. It is possible that customer defaults on obligations owed to us and on third-party obligations that we have guaranteed could be significant, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our level of credit risk exposure from our customers has remained stable in recent years.
Currency risk may adversely affect our financial condition, results of operations and cash flows.
We derive a significant portion of our net sales from outside the U.S. and conduct our business and incur costs in the local currency of most countries in which we operate. Because our financial statements are presented in U.S. dollars, we must translate our financial results as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period, as applicable. Therefore, increases or decreases in the value of the U.S. dollar against currencies in such countries will affect our results of operations and the value of balance sheet items denominated in foreign currencies. In particular, we are exposed to the Euro, the Brazilian Real, the Chinese Yuan, the British Pound, the Australian Dollar, the Turkish Lira, the Mexican Peso, the Indian Rupee, the Swedish Krona, the Swiss Franc and the Argentinian Peso, among others. Furthermore, many of our local businesses import or buy raw materials in a currency other than their functional currency, which can impact the operating results for these operations if we are unable to mitigate the impact of the currency exchange fluctuations. We cannot accurately predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Accordingly, fluctuations in foreign exchange rates may have an adverse effect on our financial condition, results of operations and cash flows.

Terrorist acts, conflicts, wars, natural disasters, pandemics and other health crises, among other events beyond our control, may materially adversely affect our business, financial condition, results of operations and cash flows.
As a multinational company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees and other personnel, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for such events, the national and international responses to such events, or perceived threats or potential conflicts relating to or arising out of such events may create economic and political uncertainties and challenges for us, our customers, suppliers and logistic partners that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Such events may compromise the safety of, and continued provision of services by, our employees and other personnel, including executive officers and other key personnel, and any resulting disruptions or loss of services could harm our business. A loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, geopolitical risk, terrorist activity, pandemic or other public health crises, natural disaster or otherwise, whether short- or long-term, and any interruption in production capability, could require us to make substantial capital expenditures to remedy the situation, which could negatively affect our business, financial condition, results of operations and cash flows.
Russia's conflict with Ukraine, conflicts in the Middle East and the sanctions and other measures imposed by various governments in response to these conflicts have increased the level of economic and political uncertainty globally. A significant escalation or expansion of economic disruption, countries subject to sanctions or the scope of any of these conflicts could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in, among other things, supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign exchange rates, rising interest rates or heightened cybersecurity risks, any of which may adversely affect the Company’s business.
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
We may be subject to changes in our tax rates, the adoption of tax legislation or additional tax liabilities, each of which may adversely affect our results of operations.
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
The Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries globally, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. The BEPS project is focused on a number of issues, including the shifting of profits among affiliated entities located in jurisdictions with different tax rates and a global minimum corporate income tax under “Pillar Two.” The Pillar Two framework imposes, among other items, a minimum tax rate of 15% that has been implemented by several jurisdictions in which we operate, with effect from January 1, 2024. Many jurisdictions continue to announce changes in their tax laws and regulations based on the Pillar Two framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. The effect of Pillar Two rules did not have a significant impact on our condensed consolidated financial statements as of December 31, 2025, but could have adverse impact on our effective tax rate, tax liabilities and cash tax in future years.
On July 4, 2025, the President of the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA maintains the 21% corporate tax rate and makes permanent many of the beneficial expired and expiring provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including immediate expensing of domestic research and development expenditures, more favorable interest deductibility, and 100% business depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. The effect of the OBBBA did not have a material impact on the effective tax rate in our condensed consolidated financial statements as of December 31, 2025. The OBBBA reduced cash paid for taxes during the year ended December 31, 2025.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Recently adopted disclosure requirements related to sustainability, including the EU’s CSRD and CSDDD and the California Climate Laws, have already and will continue to increase our sustainability-related compliance costs, which could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of sustainability oversight, including increased limitation on, or required reduction of, GHG emissions, and the expansion of mandatory and voluntary reporting, diligence, and disclosure regarding sustainability matters. In addition, we may be subject to heightened scrutiny, negative publicity, boycotts, lawsuits or demands from activists, politicians or other individuals or organizations opposed to sustainability, and the expectations of these individuals or organizations may conflict with regulatory requirements or stakeholder expectations. Failure to adapt to or comply with regulatory requirements or investor, employee, customer, or other stakeholder expectations, including any perceived failure, could negatively impact our reputation, ability to do business with certain customers, and our stock price.

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
The Company periodically engages assessors, consultants, auditors and other third parties to assess our cybersecurity programs, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews. In engaging with third-party providers that will have access to certain sensitive Company data, the Company performs a cross-functional due diligence review and attempts to identify risks posed by engaging such third-party providers, and, where feasible, seeks to obtain contractual commitments from such third parties with respect to such engagement. The Company maintains cybersecurity insurance with coverage for security incident response expenses, certain losses due to network security failures, investigation expenses, privacy liability and certain third-party liability, subject to certain deductibles, exclusions and policy limits.
Governance and Oversight
The Board and the Audit Committee are responsible for overseeing the Company’s ERM processes, with the Audit Committee being tasked with overseeing cybersecurity risks facing the Company. Throughout the year, the Audit Committee receives regular updates from management on cybersecurity matters, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the overall threat environment, technological trends, global employee training and efforts to enhance the Company’s cybersecurity capabilities and preparedness. Relevant matters are also reviewed with the full Board on at least an annual basis.
The Company’s Global Director of Information Security & Compliance (the “GDISC”) is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management programs, in partnership with business and functional leaders across the Company. The GDISC has 23 years of experience in the information technology and cybersecurity field, including previous roles in cybersecurity leadership, governance, and technology architecture and engineering. The GDISC reports to the Company’s Chief Information Officer (the “CIO”), who reports directly to the Senior Vice President, Chief Financial Officer. The CIO has 25 years of experience in the information technology and cybersecurity field, including previous roles in security architecture, audit, compliance, and governance.
Under the oversight of the GDISC, members of the Company’s Information Technology and Compliance departments administer the Company’s cybersecurity response policies, including assessing cybersecurity incidents as they occur and determining the severity of any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s policies. These teams report to an incident response governance team, which is composed of members of the Company’s senior leadership team, including the CIO. These teams monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report incidents to the Audit Committee, as appropriate.
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

ITEM 2. PROPERTIES
Our extensive geographic footprint comprises 42 manufacturing facilities (including two manufacturing sites operated by our joint ventures), four major technology centers and 48 customer training centers supporting our global operations. The table below presents summary information regarding our facilities as of December 31, 2025.

Type of Facility/Country	Location	Segment
Manufacturing Facilities
North America
Canada	Cornwall, ON	Performance
	Milton, ON	Performance
United States of America	Brighton, MI	Performance
	Fridley, MN	Performance
	Front Royal, VA (1)	Performance; Mobility
	Ft. Madison, IA	Performance; Mobility
	High Point, NC	Performance
	Houston, TX	Performance
	Jacksonville, TX	Performance
	Madison, AL	Performance
	Mt. Clemens, MI (1)	Performance; Mobility
	Orrville, OH	Performance
	Riverside, CA	Performance
	Sacramento, CA (1)	Performance

Latin America
Brazil	Guarulhos	Performance; Mobility
Colombia	Cartagena de Indias	Performance
Guatemala	Amatitlan	Performance
Mexico	Apodaca	Performance
	Ocoyoacac	Performance
	Tlalnepantla	Performance; Mobility

EMEA
Austria	Guntramsdorf	Performance; Mobility
France	Montbrison	Performance
Germany	Wuppertal	Performance; Mobility
Netherlands	Zuidland	Performance
Sweden	Västervik	Performance
Switzerland	Bulle	Performance
Turkey	Gebze	Performance; Mobility
United Kingdom	Darlington	Performance
	Farnham	Performance
	Huthwaite	Performance
	Wellingborough	Performance
United Arab Emirates	Ras Al Khaimah	Performance

Asia Pacific
China	Jilin	Performance; Mobility
	Jiading	Performance; Mobility
	Qingpu	Performance
	Ma’anshan	Performance
India	Savli	Performance; Mobility
Malaysia	Shah Alam	Performance
	Shah Alam	Performance
Thailand	Bangplee	Performance; Mobility

Type of Facility/Country	Location	Segment
Joint Venture Manufacturing Facilities
Indonesia	Cikarang	Performance

Joint Venture Partner Manufacturing Facilities
South Africa	Port Elizabeth	Mobility

Technology Centers
China	Shanghai	Performance; Mobility
Germany	Wuppertal	Performance; Mobility
United States of America	Mt. Clemens, MI	Performance; Mobility
	Philadelphia, PA	Performance; Mobility

Customer Training Centers	Location by Region	Number of Facilities
	North America	11
	Latin America	2
	EMEA	18
	Asia Pacific	17
(1) Subject to a mortgage under our Senior Secured Credit Facilities.
We own 27 of our manufacturing facilities, two of our technology centers, and 12 of our customer training centers, while the rest of the facilities and centers are leased. We believe that our properties as currently constituted are suitable, adequate and provide sufficient productive capacity for our current operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are appointed by the Board. The following table provides information regarding our executive officers:

Name	Age*	Position
Chris Villavarayan	55	Chief Executive Officer and President
Carl D. Anderson II	56	Senior Vice President and Chief Financial Officer
Troy D. Weaver	54	President, Global Refinish
Hadi H. Awada	47	President, Global Mobility Coatings
Tim Bowes	62	President, Global Industrial Coatings
Amy Tufano	45	Senior Vice President and Chief Human Resources Officer
Alex Tablin-Wolf	42	Senior Vice President, General Counsel & Corporate Secretary
*As of February 13, 2026

Chris Villavarayan
Mr. Villavarayan has served as our Chief Executive Officer and President since January 1, 2023. Mr. Villavarayan joined the Company from Meritor, Inc., a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors (“Meritor”), where he held a number of positions of increasing responsibility over the course of 22 years, most recently serving, from 2021 until October 2022, as CEO and President. Prior to this role, he served, from 2020-2021, as Executive Vice President and Chief Operating Officer, overseeing Meritor’s global operations for both its business units, Global Truck and Aftermarket & Industrial, and serving, from 2018-2021, as board lead with executive oversight of Meritor’s four largest joint ventures. From 2018-2020, Mr. Villavarayan served as Senior Vice President and President – Global Truck, with responsibility for leading P&L across Meritor’s global truck business, and from 2014-2018 as President – Americas, managing multiple businesses across portfolios as leader of Meritor’s North and South America businesses. Meritor was acquired by Cummins Inc. in August 2022. Mr. Villavarayan currently serves as a Director on the Board of Franklin Electric. Mr. Villavarayan earned his B.S. in civil engineering from McMaster University and completed the Wharton Executive Education Advanced Finance Program.
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
Troy D. Weaver
Mr. Weaver has served as our President, Global Refinish since January 2024. Prior to that, Mr. Weaver served as our Senior Vice President, Global Refinish from October 2020 until January 2024, as our Vice President, Global Refinish from August 2019 until October 2020 and as our Vice President, North America Refinish from January 2017 until August 2019 where he was responsible for Axalta’s high performing Refinish business in the U.S. and Canada. Mr. Weaver also led Axalta’s initiative to secure and grow market share with multiple location collision shop operators, mega-dealers, and nationally recognized collision shop networks. Mr. Weaver began his career at DuPont Performance Coatings in 1992 where he held various Sales and Marketing leadership roles. He is also a two-time recipient of DuPont’s Prestigious Marketing Excellence Award, first in 2007 and again in 2010. Mr. Weaver is active in the industry and has served as Chairman of the Board of CIECA (Collision Industry Electronic Commerce Association).
Hadi H. Awada
Mr. Awada has served as our President, Global Mobility Coatings since January 2024. Prior to that, Mr. Awada was our Senior Vice President, Global Mobility Coatings from October 2020 until January 2024. Previously, Mr. Awada was President, Forvia Mobility – North America, where he also served as a member of Forvia North American Board of Management and President, Faurecia Clean Mobility – Asia Pacific, serving on multiple boards with joint venture partners. In those roles, Mr. Awada ran a multi-billion dollar business and led efforts to develop and deploy an operational turnaround and transform the product line to focus on new technologies for customers seeking sustainability and innovation. Previously at Faurecia, he worked in Europe where he led sales and programs for many international customers. He also spent four years in Asia as the Vice President for light vehicle customer business units, product line, marketing and communications. Mr. Awada was employed by Faurecia from 2004 to 2010 and again from 2013 to 2020. Mr. Awada started his career after earning his B.A. from the University of Toledo, serving the Ford Motor Company in various roles within the Ford customer service division.

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
Amy Tufano
Ms. Tufano has served as our Senior Vice President and Chief Human Resources Officer since September 2023. Ms. Tufano has been with Axalta since 2021, joining the company as Vice President of Human Resources (“HR”) for the global Operations and Technology organizations. Previously, Ms. Tufano served in HR leadership roles at Campbell Soup Company and Northrop Grumman. She earned an M.B.A. from Loyola Marymount University and a B.A. in Business Administration from Flagler College.
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
As of February 6, 2026, there were three registered holders of record of Axalta’s common shares as shown on the records of the Company’s transfer agent. A substantially greater number of holders of Axalta common shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Since our incorporation in August 2012, we have not paid dividends on our common shares, and we do not currently intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Stock Performance
The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Standard & Poor’s Composite 500 Index (“S&P 500”), and our peer group index, Standard & Poor’s 400 Materials Index (“S&P 400 Materials”). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2020.

$210.00
$190.00
$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
December 31st, 2020
December 31st, 2021
December 31st, 2022
December 31st, 2023
December 31st, 2024
December 31st, 2025
Axalta
S&P 500
S&P 400 Materials

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for 2025 and 2024. For the comparison of 2024 and 2023, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on February 13, 2025.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “anticipate”, “anticipates,” “anticipated,” “expect,” “expects,” “expected,” “believe,” “believes,” “intend,” “intended,” “estimate,” “estimated,” “projections,” “could,” “would,” “should,” “may,” “will,” “future,” “goals,” “targets,” “can,” “assumptions,” “plans,” “projected,” “proposed,” “potential,” “potentially,” “possible,” “strategy,” “threatened,” “seek” and “forecasts” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including related to any new or existing tariffs imposed by the U.S. and any retaliatory actions from other countries, geopolitical and technological factors outside of our control, as well as risks related to the proposed Merger with AkzoNobel (including our ability to consummate the proposed transaction and realize the anticipated benefits thereof), execution of, and assumptions underlying, our tariff mitigation strategies, the 2024 Transformation Initiative, and the 2026 A Plan, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Risk Factors” in this Annual Report on Form 10-K and in other documents that we have filed with, or furnished to, the SEC, and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors,” could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 42 manufacturing facilities, four technology centers, 48 customer training centers and approximately 12,300 team members allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 3.0%, including a 1.1% benefit from foreign currency translation, for the year ended December 31, 2025 compared with the year ended December 31, 2024. The decreased net sales were driven by lower volumes of 4.6%, partially offset by contributions of 0.5% from the acquisition of The CoverFlexx Group completed in July 2024 (the “CoverFlexx acquisition”). The following trends have impacted our segment net sales performance:
•Performance Coatings: Net sales decreased 5.2% for the year ended December 31, 2025 compared with the year ended December 31, 2024. The decreased net sales were driven by lower sales volumes of 5.8% and furthered by lower average selling prices and unfavorable product mix of 1.7%, partially offset by favorable foreign currency translation of 1.5% driven by the strengthening of the Euro and Swiss Franc, partially offset by unfavorable fluctuations of the Mexican Peso, in each case compared to the U.S. Dollar, and contributions of 0.8% from the CoverFlexx acquisition.
•Mobility Coatings: Net sales increased 1.1% for the year ended December 31, 2025 compared with the year ended December 31, 2024. The increased net sales were driven by higher average selling prices and favorable product mix of 3.2%, and favorable foreign currency translation of 0.2% driven by the strengthening of the Euro, partially offset by unfavorable fluctuations of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar, and lower sales volumes of 2.3%.
Our business serves four end-markets globally with net sales for the years ended December 31, 2025 and 2024 as follows:

(In millions)	Year Ended December 31,		2025 vs 2024
	2025	2024	% change
Performance Coatings
Refinish	$2,051	$2,164	(5.2)%
Industrial	1,226	1,291	(5.1)%
Total Net sales Performance Coatings	3,277	3,455	(5.2)%
Mobility Coatings
Light Vehicle	1,438	1,405	2.3%
Commercial Vehicle	402	416	(3.1)%
Total Net sales Mobility Coatings	1,840	1,821	1.1%
Total Net sales	$5,117	$5,276	(3.0)%
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement with Akzo Nobel N.V., a public company with limited liability incorporated under the laws of the Netherlands (“AkzoNobel”) providing for the combination of the Company and AkzoNobel in an all-stock merger. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Leadership Transition
On January 23, 2025, the Company announced that Tim Bowes was appointed President, Global Industrial Coatings, effective January 27, 2025. Mr. Bowes succeeded Shelley Bausch who stepped down from the role and left the Company.

2024 Transformation Initiative
During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Capital and Liquidity Highlights
During the year ended December 31, 2025, we repurchased 5.3 million shares of our common stock for total consideration of $165 million pursuant to our $700 million share repurchase program. We have $435 million remaining available under the authorization. The Merger Agreement prohibits us from repurchasing shares, whether under the repurchase program or otherwise, without the prior written consent of AkzoNobel.
During the year ended December 31, 2025, we prepaid $210 million of the outstanding principal amount of the 2029 Dollar Term Loans (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). See Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
During October 2025, we entered into the Seventeenth Amendment to the Credit Agreement (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) to permit the use of borrowings under the Credit Agreement to fund repurchases of our common shares subject to the conditions set forth therein.
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
•changes in the mix of products we offer and sell to our customers;
•our ability to successfully develop and launch new products and applications;
•changes in buying habits of our customers (including our distributors);
•overall vehicle repair costs; and
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
Other operating charges
Our other operating charges include termination benefits and other employee-related costs, acquisition, merger and divestiture-related costs, impairment charges, certain environmental charges, and gains or losses on sales of facilities, details of which are included in our reconciliations of segment operating performance to income before income taxes as shown in Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Net sales

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	5,117	5,276	$(159)	(3.0)%
Volume effect				(4.6)%
Impact of CoverFlexx				0.5%
Exchange rate effect				1.1%

Net sales decreased primarily due to the following:
● Lower sales volumes driven primarily by Performance Coatings as a result of unfavorable macro trends in North America
Partially offset by:
● Favorable impacts of currency translation primarily due to the strengthening of the Euro and Swiss Franc, partially offset by unfavorable fluctuations of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

● Contributions from the CoverFlexx acquisition

Cost of sales

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Cost of sales	$3,355	$3,478	$(123)	(3.5)%
% of net sales	65.6%	65.9%

Cost of sales decreased primarily due to the following:
● Lower sales volume in North America driven primarily by Performance Coatings
● Lower operating expenses, inclusive of lower incentive compensation and contributions from savings initiatives
● Decreased costs of $17 million related to our multi-year ERP system implementation and productivity programs
● Lower variable input costs
Partially offset by:
● Unfavorable impacts of currency translation of 3.7% primarily due to the strengthening of the Euro and Swiss Franc, partially offset by unfavorable fluctuations of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

Cost of sales as a percentage of net sales decreased primarily due to the following:
● Lower operating expenses, inclusive of lower incentive compensation and contributions from savings initiatives
● Decreased costs of $17 million related to our multi-year ERP system implementation and productivity programs
● Lower variable input costs
Partially offset by:
● Less effective coverage of fixed costs as a result of lower sales volumes
Selling, general and administrative expenses

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$805	$847	$(42)	(5.0)%

Selling, general and administrative expenses decreased primarily due to the following:
● Lower operating expenses, inclusive of lower incentive compensation and contributions from savings initiatives
Partially offset by:
● Unfavorable impacts of currency translation of 6.5% due primarily to the strengthening of the Euro compared to the U.S. Dollar
● Increased expenses related to the CoverFlexx acquisition and various other immaterial acquisitions
Other operating charges

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Other operating charges	$53	$79	$(26)	(32.9)%

Other operating charges decreased primarily due to the following:
● Decrease of $44 million in termination benefits and other employee-related costs primarily as a result of higher costs associated with the 2024 Transformation Initiative in the prior year period
● Gains of $6 million from the sale of assets in 2025
Partially offset by:
● Increase of $22 million in merger and acquisition-related costs
Research and development expenses

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Research and development expenses	$71	$74	$(3.0)	(4.1)%

Research and development expenses decreased primarily due to the following:
● Lower operating expenses, inclusive of contributions from savings initiatives
● Impacts of currency translation were immaterial when compared to the prior year

Amortization of acquired intangibles

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Amortization of acquired intangibles	$98	$92	$6	6.5%

Amortization of acquired intangibles increased primarily due to the following:
● Increased amortization of $5 million associated with assets acquired in the past 18 months
● Impacts of currency translation were immaterial when compared to the prior year
Interest expense, net

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Interest expense, net	$176	$205	$(29)	(14.1)%

Interest expense, net decreased primarily due to the following:
● Favorable impact of $24 million attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
Other expense, net

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Other expense, net	$13	$5	$8	160.0%

Other expense, net increased primarily due to the following:
● Decreased miscellaneous income of $5 million compared to the prior year period
● Unfavorable impact of foreign exchange losses of $4 million compared to the prior year period
Partially offset by:
● Decreased debt extinguishment and refinancing-related costs of $3 million compared to the prior year due to the repricing, prepayment and amendment activity associated with our debt agreements explained in more detail in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information

Provision for income taxes

	Year Ended December 31,
	2025	2024
Income before income taxes	$546	$496
Provision for income taxes	167	105
Statutory income tax rate (1)	15.0%	21.0%
Effective tax rate	30.5%	21.1%
Effective tax rate vs. statutory income tax rate (1)	15.5%	0.1%

	(Favorable) Unfavorable Impact
Items impacting the effective tax rate vs. statutory income tax	2025	2024
Earnings generated in jurisdictions where the statutory rate is different from the statutory rate (2) (3)	$17	$(25)
Changes in valuation allowance (4) (5) (7) (8)	23	14
Foreign exchange gains and losses	13	(14)
Tax credits	(11)	(7)
Non-deductible expenses and interest	12	7
Change in unrecognized tax benefits (5)	23	13
State taxes (6)	—	6
Foreign taxes	20	8
Bermuda CITA (7)	—	(27)
Other - net (8)	(12)	26
(1)The Government of Bermuda enacted the Bermuda Corporate Income Tax Act 2023 (“Bermuda CITA”), which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Prior to January 1, 2025, the Government of Bermuda did not impose a corporate income tax rate. For the year ended December 31, 2025, the statutory income tax rate reflects the Bermuda statutory income tax rate. For the year ended December 31, 2024, the statutory income tax rate reflects the U.S. federal statutory income tax rate.
(2)For the year ended December 31, 2025, earnings generated in jurisdictions where the statutory rate is different from the Bermuda rate is primarily related to earnings in Brazil, China, Germany, Switzerland, and the United States. For the year ended December 31, 2024, earnings generated in jurisdictions where the statutory rate is different from the U.S. federal rate is primarily related to earnings in Bermuda, Germany, Luxembourg, and Switzerland.
(3)For the year ended December 31, 2025, earnings generated in jurisdictions where the statutory rate is different from the statutory rate includes $16 million of foreign state and local income taxes generated in Switzerland, Germany, and the United States.
(4)Changes in valuation allowance primarily relates to operations in Luxembourg, Netherlands, the United Kingdom and Bermuda, as discussed in item 7 below.
(5)For the year ended December 31, 2025, changes in unrecognized tax benefits is net of associated changes in valuation allowance.
(6)For the year ended December 31, 2025, the domestic state taxes represent Bermuda operations; Bermuda has no state corporate income tax. For the years ended December 31, 2024, the domestic state taxes represent U.S. operations.
(7)For the year ended December 31, 2024, the Company recorded adjustments to recognize the impacts of Bermuda CITA, effective January 1, 2025, resulting in a net deferred tax benefit of $27 million. For the year ended December 31, 2025, the Company recorded a valuation allowance of $19 million, offsetting a portion of the deferred tax benefit recognized in 2024 as a result of Bermuda CITA
(8)For the year ended December 31, 2024, the Company recorded tax expense of $26 million in the Netherlands related to the write off of an expired net operating loss carryforward, which was fully offset by tax benefit of $26 million for a decrease to the valuation allowance.

SEGMENT RESULTS
The Company’s products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 20 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Performance Coatings Segment

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	$3,277	$3,455	$(178)	(5.2)%
Volume effect				(5.8)%
Price/Mix effect				(1.7)%
Impact of CoverFlexx				0.8%
Exchange rate effect				1.5%

Adjusted EBITDA	$788	$838	$(50)	(6.0)%
Adjusted EBITDA Margin	24.0%	24.3%

Net sales decreased primarily due to the following:
● Lower sales volume across both end-markets due primarily to unfavorable macro trends in North America, including lower body shop activity
● Unfavorable geographic and product mix, partially offset by positive price actions
Partially offset by:
● Favorable impacts of currency translation due primarily to the strengthening of the Euro and Swiss Franc, partially offset by unfavorable fluctuations of the Mexican Peso, in each case, compared to the U.S. Dollar

● Contributions from the CoverFlexx acquisition

Adjusted EBITDA and Adjusted EBITDA margin decreased primarily due to the following:
● Lower sales volume across both end-markets due primarily to unfavorable macro trends in North America, including lower body shop activity
● Unfavorable geographic and product mix, partially offset by positive price actions
Partially offset by:
● Decreased operating expenses, inclusive of lower incentive compensation and contributions from savings initiatives
● Decreased variable input costs
● Decreased costs of $11 million related to our multi-year ERP system implementation and productivity programs compared to the prior year

Mobility Coatings Segment

	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Net sales	$1,840	$1,821	$19	1.1%
Price/Mix effect				3.2%
Exchange rate effect				0.2%
Volume effect				(2.3)%

Adjusted EBITDA	$340	$278	$62	22.4%
Adjusted EBITDA Margin	18.5%	15.3%

Net sales increased primarily due to the following:
● Higher average selling prices and favorable product mix across both end-markets
● Favorable impacts of currency translation driven by the strengthening of the Euro, partially offset by unfavorable fluctuations of the Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar

Partially offset by:
● Lower sales volumes across both end-markets due primarily to unfavorable macro trends in North America

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Higher average selling prices and favorable product mix across both end-markets
● Decreased operating expenses, inclusive of lower incentive compensation and contributions from savings initiatives
● Decreased variable input costs
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
At December 31, 2025, availability under the Revolving Credit Facility was $770 million, net of $30 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes. Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $63 million at December 31, 2025.
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our consolidated balance sheets. Our supplier financing programs are more fully described in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During February 2024, we announced the 2024 Transformation Initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and generate greater cash flows. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $105-115 million. We estimate that, once fully executed, the 2024 Transformation Initiative will yield net savings, inclusive of non-labor savings and costs for backfilling certain roles, of approximately $90 million on an annualized basis. We have realized approximately $20 million and $50 million of the run-rate savings from the 2024 Transformation Initiative in 2024 and 2025, respectively and we expect approximately $20 million to be realized in 2026. See Note 4 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Cash Flows
Years ended December 31, 2025 and 2024

	Years Ended December 31,
(In millions)	2025	2024
Net cash provided by (used for):
Operating activities:
Net income	$379	$391
Depreciation and amortization	295	280
Amortization of deferred financing costs and original issue discount	8	7
Debt extinguishment and refinancing-related costs	2	5
Deferred income taxes	45	(17)
Realized and unrealized foreign exchange losses, net	31	11
Stock-based compensation	25	28
Impairment charges	1	—
Interest income on swaps designated as net investment hedges	(13)	(15)
Other non-cash, net	3	9
Net income adjusted for non-cash items	776	699
Changes in operating assets and liabilities	(127)	(123)
Operating activities	649	576
Investing activities	(212)	(440)
Financing activities	(401)	(201)
Effect of exchange rate changes on cash	28	(42)
Net increase (decrease) in cash	$64	$(107)
Year Ended December 31, 2025
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 was $649 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $776 million. This was partially offset by net uses of working capital of $127 million, for which the most significant drivers were increases in prepaid expenses and other assets of $129 million and decreases in accounts payable and other accrued liabilities of $77 million and $64 million, respectively. These outflows were driven primarily by timing of payments of Business Incentive Plan assets (“BIPs”) and payments to vendors. These outflows were partially offset by decreases in accounts and notes receivable and inventories of $97 million and $33 million, respectively, driven primarily by the timing of collections and decreased production.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2025 was $212 million. The primary uses were $196 million for purchases of property, plant and equipment and $48 million for the acquisitions discussed in Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, net of cash acquired, partially offset by proceeds of $21 million from the sale of assets and $13 million from settlements and interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2025 was $401 million. The primary uses were prepayments of $210 million of the outstanding principal amounts of the 2029 Dollar Term Loans, purchases of our common stock of $165 million and contractual debt repayments of $20 million.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2025 were favorable by $28 million, which was driven primarily by the fluctuations of the Euro, Chinese Renminbi and Mexican Peso, in each case compared to the U.S. Dollar.
Year Ended December 31, 2024
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $576 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $699 million. This was partially offset by net uses of working capital of $123 million, for which the most significant drivers were increases in prepaid expenses and other assets of $130 million, and decreases in accounts payable of $49 million. These outflows were driven primarily by the timing of payments of BIPs, timing of purchasing and payments to vendors. These outflows were partially offset by increases in other accrued liabilities of $36 million largely driven by accruals related to the 2024 Transformation Initiative and customer rebates.
Net Cash Used for Investing Activities
Net cash used for investing activities for the year ended December 31, 2024 was $440 million. The primary uses were $301 million for acquisitions net of cash acquired, $140 million for purchases of property, plant and equipment and $22 million for the disbursements to customers for loans which primarily have a repayment period of five years, partially offset by proceeds of $15 million from settlements and interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Net Cash Used for Financing Activities
Net cash used for financing activities for the year ended December 31, 2024 was $201 million. The primary uses were prepayments of $75 million for the 2029 Dollar Term Loans, purchases of our common stock of $100 million, contractual debt repayments of $17 million, payments of $6 million for fees associated with repricing our 2029 Dollar Term Loans in March 2024 and November 2024 and increasing borrowing capacity and extending the maturity date of our Revolving Credit Facility in June 2024 and payments totaling $6 million for deferred acquisition-related consideration. The two repricings of the 2029 Dollar Term Loans completed in 2024 resulted in an aggregate $148 million of constructive financing cash inflows and corresponding constructive financing cash outflows. The primary financing inflow was from borrowing $185 million against our Revolving Credit Facility, which had been repaid as of December 31, 2024.
Other Impacts on Cash
Currency exchange impacts on cash for the year ended December 31, 2024 were unfavorable by $42 million, which was driven primarily by the fluctuations of the Euro, Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar.
Financial Condition
We had cash and cash equivalents at December 31, 2025 and 2024 of $657 million and $593 million, respectively. Of these balances, $555 million and $497 million were maintained in non-U.S. jurisdictions as of December 31, 2025 and 2024, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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

Our ability to make scheduled or pre-payments of principal or interest on, or to refinance, our indebtedness or to fund working capital requirements, capital expenditures and other current obligations will depend on our ability to generate cash from operations and is subject to restrictions in the Merger Agreement. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $770 million and $778 million at December 31, 2025 and December 31, 2024, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
During October 2025, we entered into the Seventeenth Amendment to the Credit Agreement (as defined in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) to permit the use of borrowings under the Credit Agreement to fund repurchases of our common shares. The Merger Agreement prohibits us from repurchasing shares, whether under the repurchase program or otherwise, without the prior written consent of AkzoNobel.
The following table details our borrowings outstanding, average effective interest rates and the associated interest expense for the years ended December 31, 2025 and 2024. Interest expense is inclusive of the amortization of debt issuance costs, debt discounts, and the impact of derivative instruments for the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
	2025			2024
(In millions)	Principal	Average Effective Interest Rate	Interest Expense	Principal	Average Effective Interest Rate	Interest Expense
Term Loans	$1,475	6.3%	$91	$1,702	7.6%	$118
Revolving Credit Facility (1)	—	N/A	3	—	7.3%	5
Senior Notes	1,700	5.1%	85	1,700	5.1%	82
Short-term and other borrowings	50	Various	4	54	Various	4
Capitalized interest	N/A	N/A	(7)	N/A	N/A	(4)
Total	$3,225		$176	$3,456		$205
(1)    The computation for Average Effective Interest Rate excludes undrawn revolver fees.
After giving effect to our cross-currency and interest rate hedges, our borrowings denominated in U.S. Dollars as of December 31, 2025 and 2024 were $2,184 million and $2,440 million, respectively, with weighted average interest rates of 5.2% and 5.5%, respectively. After giving effect to our cross-currency and interest rate hedges, borrowings denominated in Euros as of December 31, 2025 and 2024 were $1,041 million and $1,016 million with weighted average interest rates of 4.0% and 4.2%, respectively.
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
Accounting for Business Combinations
Determining the fair value of assets acquired and liabilities assumed in business combinations requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, technology migration rates, asset lives and market multiples, among other items.
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
The fair value of noncontrolling interests, when applicable, are estimated by applying an income approach and is based on significant inputs that are not observable in the market. Key assumptions in the valuation of a noncontrolling interest include a discount rate, a terminal value based on a range of long-term sustainable growth rates and adjustments because of the lack of control that market participants would consider when measuring the fair value of the noncontrolling interests.
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
In 2025, as a result of the time lapsed since our last quantitative evaluation in 2022, we bypassed the qualitative evaluation and tested for impairment of the goodwill of our reporting units and our indefinite-lived intangible assets by performing a quantitative evaluation. The quantitative analysis concluded that all reporting units and indefinite-lived intangible assets had fair values substantially in excess of their carrying values.
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
See Notes 1 and 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on stock-based compensation.

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
The estimated impact of either a 100 basis point increase or decrease of the discount rate or the expected return on assets assumption to the net periodic benefit cost for 2026 would be immaterial.
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
See Notes 1 and 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail on derivative instruments.
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
We evaluate the recoverability of deferred tax assets on a jurisdictional basis by assessing the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, forecasted core business earnings and available tax planning strategies. Our recorded deferred tax liability balance as of December 31, 2025 is $52 million, which is net of valuation allowances of $337 million. The Company records a valuation allowance if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In instances where we are in a three-year cumulative loss, we assess all positive and negative factors, including any potential aberrational items that may be included within our taxable results. The aberrational items that have impacted our results include merger and acquisition, debt extinguishment, refinancing and certain global restructuring costs. We believe, and have assumed, these types of losses are not indicative of our core earnings for purposes of assessing the appropriateness of a valuation allowance. Assumptions around sources of taxable income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. While the Company believes that its judgments and estimations regarding deferred tax assets are appropriate, significant differences in actual experience may require the Company to adjust its valuation allowance and could materially affect the Company’s future financial results.
We provide for income and foreign withholding taxes, where applicable, on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested and cannot be repatriated in a tax-free manner. At December 31, 2025 and 2024, deferred income taxes of approximately $16 million and $14 million, respectively, have been provided on such subsidiary earnings. At December 31, 2025, and 2024, we have not recorded a deferred tax liability related to withholding taxes of approximately $147 million and $95 million, respectively, on unremitted earnings of subsidiaries that are permanently invested.
The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. Interest and penalties accrued related to unrecognized tax benefits are included in the provision for income taxes. At December 31, 2025 and 2024, the Company had gross unrecognized tax benefits, excluding interest and penalties, for both domestic and foreign operations of $99 million and $107 million, respectively.
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
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements at this time are those related to the operational matter, as described in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “Operational Matter”), environmental remediation, pending or threatened litigation against the Company and the resolution of matters related to open tax years as discussed in Note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Insurance recoveries are recorded when probable to the extent they cover incurred or probable liabilities, while recoveries in excess of incurred or probable liabilities are recorded when collection is realizable.
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
Interest rate risk
We are subject to interest rate market risk in connection with our borrowings. A one-eighth percent change in the applicable interest rate for borrowings under the Senior Secured Credit Facilities (assuming the Revolving Credit Facility is undrawn) would have an annual impact of approximately $1 million on cash interest expense considering the impact of our hedging positions currently in place.
For further detail on our use of derivative instruments, see Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Foreign exchange rates risk
We are exposed to foreign currency exchange risk by virtue of the translation of our international operations from local currencies into the U.S. Dollar. The majority of our net sales for the years ended December 31, 2025, 2024 and 2023 were from operations outside the United States. At December 31, 2025 and 2024, the accumulated other comprehensive loss account in the consolidated balance sheets included a cumulative translation loss of $312 million and $517 million, respectively. A hypothetical 10% increase in the value of the U.S. Dollar relative to all foreign currencies would have increased the cumulative translation loss in the current year by $355 million. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies are moving in the same direction relative to the value of the U.S. Dollar.
Uncertainty in global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks.
In the majority of our jurisdictions, we earn revenue and incur costs in the local currency of such jurisdiction. We earn significant revenues and incur significant costs in foreign currencies including the Euro, Swiss Franc, Mexican Peso, Brazilian Real, Chinese Yuan, Turkish Lira, Argentinian Peso and the British Pound. As a result, movements in exchange rates could cause our revenues and expenses to materially fluctuate, impacting our future profitability and cash flows. Our purchases of raw materials in Latin America, EMEA and Asia Pacific and future business operations and opportunities, including the continued expansion of our business outside North America, may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through foreign currency hedges and/or by utilizing local currency funding of these expansions. We do not intend to hold financial instruments for trading or speculative purposes.
In certain instances, intercompany loans are used to fund our operations and they are denominated in currencies other than the functional currency of the affected subsidiaries. Where intercompany loans are not a component of permanently invested capital of the affected subsidiaries, increases or decreases in the value of the subsidiaries’ functional currency against other currencies will affect our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Axalta Coating Systems Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Axalta Coating Systems Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Recognition and Measurement of Unrecognized Tax Benefits
As described in Notes 1 and 10 to the consolidated financial statements, management has recorded unrecognized tax benefits of $99 million as of December 31, 2025. As disclosed by management, the breadth of operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The Company recognizes the benefit of an income tax position only when management determines it is more likely than not that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized.
The principal considerations for our determination that performing procedures relating to the recognition and measurement of unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when applying the more-likely-than-not recognition criteria to the Company’s tax positions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the recognition and measurement of unrecognized tax benefits; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the liability for unrecognized tax benefits, including controls over recognition and measurement of the liability. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used in the recognition and measurement of unrecognized tax benefits, and (ii) evaluating, on a test basis, the reasonableness of management’s assessments of the possible outcomes of uncertain tax positions based on the application of relevant tax laws, and the amount of the potential benefit to be realized. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assessments of the possible outcomes of uncertain tax positions based on the application of relevant tax laws, and the amount of potential benefit to be realized.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 13, 2026

We have served as the Company’s auditor since 2011.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,117	$5,276	$5,184
Cost of goods sold	3,355	3,478	3,566
Selling, general and administrative expenses	805	847	840
Other operating charges	53	79	28
Research and development expenses	71	74	74
Amortization of acquired intangibles	98	92	88
Income from operations	735	706	588
Interest expense, net	176	205	213
Other expense, net	13	5	20
Income before income taxes	546	496	355
Provision for income taxes	167	105	86
Net income	379	391	269
Less: Net income attributable to noncontrolling interests	1	—	2
Net income attributable to common shareholders	$378	$391	$267
Basic net income per share	$1.75	$1.78	$1.21
Diluted net income per share	$1.74	$1.78	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$379	$391	$269
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	208	(142)	57
Unrealized gain (loss) on derivatives	1	(1)	(2)
Unrealized (loss) gain on pension and other benefit plan obligations	(9)	8	(49)
Other comprehensive income (loss), before tax	200	(135)	6
Income tax (benefit) expense related to items of other comprehensive income	(2)	4	(15)
Other comprehensive income (loss), net of tax	202	(139)	21
Comprehensive income	581	252	290
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(1)	—
Comprehensive income attributable to controlling interests	$577	$253	$290

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$657	$593
Restricted cash	3	3
Accounts and notes receivable, net	1,229	1,248
Inventories	756	734
Prepaid expenses and other current assets	170	145
Total current assets	2,815	2,723
Property, plant and equipment, net	1,299	1,181
Goodwill	1,795	1,640
Identifiable intangibles, net	1,147	1,149
Other assets	543	556
Total assets	$7,599	$7,249
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$637	$659
Current portion of borrowings	20	20
Other accrued liabilities	712	675
Total current liabilities	1,369	1,354
Long-term borrowings	3,179	3,401
Accrued pensions	238	220
Deferred income taxes	171	151
Other liabilities	249	167
Total liabilities	5,206	5,293
Commitments and contingent liabilities (Note 5)
Shareholders’ equity
Common shares, $1.00 par, 1,000.0 shares authorized, 255.1 and 254.5 shares issued at December 31, 2025 and 2024, respectively	255	255
Capital in excess of par	1,621	1,599
Retained earnings	2,055	1,677
Treasury shares, at cost, 41.7 and 36.4 shares at December 31, 2025 and 2024, respectively	(1,202)	(1,037)
Accumulated other comprehensive loss	(383)	(582)
Total Axalta shareholders’ equity	2,346	1,912
Noncontrolling interests	47	44
Total shareholders’ equity	2,393	1,956
Total liabilities and shareholders’ equity	$7,599	$7,249

The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Changes in Shareholders’ Equity
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance December 31, 2022	220.6	$252	$1,537	$1,019	$(887)	$(467)	$46	$1,500
Comprehensive income (loss):
Net income	—	—	—	267	—	—	2	269
Net realized and unrealized gain on derivatives, net of tax of $0 million	—	—	—	—	—	(3)	—	(3)
Long-term employee benefit plans, net of tax benefit of $15 million	—	—	—	—	—	(34)	—	(34)
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	60	(2)	58
Total comprehensive income	—	—	—	267	—	23	—	290
Recognition of stock-based compensation	—	—	25	—	—	—	—	25
Net shares issued under compensation plans	1.3	2	6	—	—	—	—	8
Common stock purchases	(1.8)	—	—	—	(50)	—	—	(50)
Balance December 31, 2023	220.1	$254	$1,568	1,286	$(937)	$(444)	$46	$1,773
Comprehensive income (loss):
Net income	—	—	—	391	—	—	—	391
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	(1)	—	(1)
Long-term employee benefit plans, net of tax of $2 million	—	—	—	—	—	6	—	6
Foreign currency translation, net of tax of $2 million	—	—	—	—	—	(143)	(1)	(144)
Total comprehensive income (loss)	—	—	—	391	—	(138)	(1)	252
Recognition of stock-based compensation	—	—	28	—	—	—	—	28
Net shares issued under compensation plans	0.8	1	3	—	—	—	—	4
Common stock purchases	(2.8)	—	—	—	(100)	—	—	(100)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
Comprehensive income (loss):
Net income	—	—	—	378	—	—	1	379
Net realized and unrealized loss on derivatives, net of tax of $0 million	—	—	—	—	—	1	—	1
Long-term employee benefit plans, net of tax benefit of $2 million	—	—	—	—	—	(7)	—	(7)
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	205	3	208
Total comprehensive income	—	—	—	378	—	199	4	581
Recognition of stock-based compensation	—	—	25	—	—	—	—	25
Net shares issued under compensation plans	0.6	—	(3)	—	—	—	—	(3)
Common stock purchases	(5.3)	—	—	—	(165)	—	—	(165)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance December 31, 2025	213.4	$255	$1,621	$2,055	$(1,202)	$(383)	$47	$2,393
The accompanying notes are an integral part of these consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$379	$391	$269
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	295	280	276
Amortization of deferred financing costs and original issue discount	8	7	9
Debt extinguishment and refinancing-related costs	2	5	10
Deferred income taxes	45	(17)	(8)
Realized and unrealized foreign exchange losses, net	31	11	21
Stock-based compensation	25	28	26
Impairment charges	1	—	15
Interest income on swaps designated as net investment hedges	(13)	(15)	(10)
Other non-cash, net	3	9	22
Changes in operating assets and liabilities:
Trade accounts and notes receivable	97	(7)	(119)
Inventories	33	12	103
Prepaid expenses and other assets	(129)	(130)	(71)
Accounts payable	(77)	(49)	9
Other accrued liabilities	(64)	36	29
Other liabilities	13	15	(6)
Cash provided by operating activities	649	576	575
Investing activities:
Acquisitions, net of cash acquired	$(48)	$(301)	$(106)
Purchase of property, plant and equipment	(196)	(140)	(138)
Interest proceeds on swaps designated as net investment hedges	13	15	10
Settlement proceeds on swaps designated as net investment hedges	—	—	29
Payments for loans to customers	(10)	(22)	(3)
Other investing activities, net	29	8	2
Cash used for investing activities	(212)	(440)	(206)
Financing activities:
Proceeds from short-term borrowings	—	—	9
Proceeds from long-term borrowings	—	333	697
Payments on short-term borrowings	—	(5)	(50)
Payments on long-term borrowings	(230)	(420)	(904)
Financing-related costs	(1)	(6)	(17)
Net cash flows associated with stock-based awards	(3)	4	8
Purchases of common stock	(165)	(100)	(50)
Deferred acquisition-related consideration	(1)	(6)	(8)
Other financing activities, net	(1)	(1)	—
Cash used for financing activities	(401)	$(201)	(315)
Increase (decrease) in cash and cash equivalents	36	(65)	54
Effect of exchange rate changes on cash	28	(42)	(6)
Cash at beginning of period	596	703	655
Cash at end of period	$660	$596	$703

Cash at end of period reconciliation:
Cash and cash equivalents	$657	$593	$700
Restricted cash	3	3	3
Cash at end of period	$660	$596	$703

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$172	$198	$213
Income taxes, net of refunds	107	131	97
Non-cash investing activities:
Accrued capital expenditures	$26	$18	$13
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated balance sheets of Axalta Coating Systems Ltd. (“Axalta,” the “Company,” “we,” “our” and “us”), at December 31, 2025 and 2024 and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in shareholders’ equity for the years ended December 31, 2025, 2024 and 2023 included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are audited.
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement with Akzo Nobel N.V., a public company with limited liability incorporated under the laws of the Netherlands (“AkzoNobel”) providing for the combination of the Company and AkzoNobel in an all-stock merger. The combined company will be dual-headquartered in Amsterdam, the Netherlands and Philadelphia, Pennsylvania. The obligations of the Company and AkzoNobel to consummate the Merger are conditioned on the satisfaction or waiver of certain conditions, including regulatory and shareholder approval for both companies. The Company expects the transaction to close in late 2026 to early 2027.
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each outstanding and issued ordinary share of the Company, par value $1.00 per share (other than any shares owned by the Company as treasury shares and any shares owned by AkzoNobel or any other direct or indirect wholly owned subsidiary of AkzoNobel), will be automatically converted into the right to receive 0.6539 (the “Exchange Ratio”) AkzoNobel ordinary shares, par value of €0.50 per share.
In the event of a termination of the Merger Agreement by the Company, the Company may be required to pay AkzoNobel a termination fee equal to €150 million. In the event of a termination of the Merger Agreement by AkzoNobel, AkzoNobel may be required to pay the Company a termination fee equal to €150 million.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as noncontrolling interests. Investments in companies in which Axalta does not maintain control, but has the ability to exercise significant influence over operating and financial policies of the investee, are accounted for using the equity method of accounting. As a result, Axalta’s share of the earnings or losses of such equity affiliates is included in the accompanying consolidated statements of operations within Net income attributable to common shareholders, and our share of these companies’ stockholders’ equity is included in the accompanying consolidated balance sheets within other assets. Certain of our joint ventures are accounted for on a one-month lag basis, the effect of which is not material. We eliminated all intercompany accounts and transactions in the preparation of the accompanying consolidated financial statements.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Inventories
Inventories are valued at the lower of cost or net realizable value with cost being determined on the weighted average cost method. Elements of cost in inventories include:
•raw materials,
•direct labor, and
•manufacturing and indirect overhead.
Stores and supplies are valued at the lower of cost or net realizable value; with cost generally determined by the weighted average cost method. Inventories deemed to have costs greater than their respective market values are reduced to net realizable value with a loss recorded in income in the period recognized.
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
In 2025, as a result of the time lapsed since our last quantitative evaluation in 2022, we bypassed the qualitative evaluation and tested for impairment of the goodwill of our reporting units and our indefinite-lived intangible assets by performing a quantitative evaluation. The quantitative analysis concluded that all reporting units and indefinite-lived intangible assets had fair values substantially in excess of their carrying values.
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
Recently Adopted Accounting Guidance
In December 2025, we adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. This ASU does not impact our consolidated financial position, results of operations or cash flows. The required disclosures are included in Note 10.
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about a public business entity’s expenses and require more detailed information about the types of expenses in commonly presented expense captions, such as cost of sales, selling general and administrative expense and research and development. The new standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2024-03 on our financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40), to enhance guidance for recognizing and measuring capitalizable costs associated with the development of internal-use software. The new standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2025-06 on our financial statements.

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
All costs incurred directly in satisfaction of our performance obligations associated with revenue are reported in cost of goods sold on the statements of operations. We also provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer’s failure to meet its commitments under the relevant contract. At December 31, 2025 and 2024, the total carrying value of BIPs were $191 million and $169 million, respectively, and are presented within other assets in the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, $64 million, $59 million and $64 million, respectively, was amortized and reflected as reductions of net sales in the consolidated statements of operations.
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
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the consolidated balance sheets. The contract asset balances at December 31, 2025 and 2024 were $40 million and $36 million, respectively.

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
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the year ended December 31, 2025, we completed multiple strategic acquisitions in our Performance Coatings segment. These acquisitions were accounted for as business combinations with consolidated aggregate consideration of $58 million, of which $48 million was paid, net of $3 million of cash acquired. The overall impacts to our consolidated financial statements were not considered to be material, either individually or in aggregate. The fair value attributable to the consolidated identifiable intangible assets was $32 million, primarily comprising of customer relationship assets, which will be amortized over a weighted average term of approximately 10 years.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2023 to December 31, 2025 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
December 31, 2023	$1,513	$78	$1,591
Goodwill from acquisitions	112	—	112
Foreign currency translation	(59)	(4)	(63)
December 31, 2024	$1,566	$74	$1,640
Goodwill from acquisitions	19	—	19
Foreign currency translation	129	7	136
December 31, 2025	$1,714	$81	$1,795

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$154	$(103)	$51	11.1
Trademarks—indefinite-lived	275	—	275	Indefinite
Trademarks—definite-lived	164	(87)	77	14.1
Customer relationships	1,375	(631)	744	18.9
Total	$1,968	$(821)	$1,147

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$152	$(88)	$64	11.1
Trademarks—indefinite-lived	252	—	252	Indefinite
Trademarks—definite-lived	154	(70)	84	14.0
Customer relationships	1,280	(531)	749	19.1
Total	$1,838	$(689)	$1,149
The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years is:

2026	$103
2027	$102
2028	$88
2029	$83
2030	$83
(4)    RESTRUCTURING
During February 2024, we announced a global transformation initiative intended to simplify the Company’s organizational structure and enable us to be more proactive, responsive, and agile and to better serve our customers and to lower our cost base and improve financial performance and cash flow generation. The 2024 Transformation Initiative actions, certain of which are subject to the satisfaction of local law requirements in various jurisdictions, commenced in the first quarter of 2024 and we expect them to be completed in 2026. The 2024 Transformation Initiative is expected to result in a reduction to our workforce of more than 500 employees globally and total pre-tax charges of approximately $84 million in the aggregate, of which approximately $78 million represents severance and other exit-related costs and approximately $6 million represents non-cash accelerated depreciation charges. Total cash expenditures related to the 2024 Transformation Initiative are expected to be approximately $105-115 million, inclusive of $30-40 million for capital expenditures to, among other things, shift manufacturing capacity or capabilities. The 2024 Transformation Initiative resulted in pre-tax charges of $11 million for the year ended December 31, 2025, which primarily relates to employee severance and other exit costs.
The majority of the termination benefits were accounted for in accordance with the applicable guidance for ASC 712, Nonretirement Postemployment Benefits, whereby we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the years ended December 31, 2025, 2024 and 2023, we incurred costs of $23 million, $65 million, and $4 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months.
The following table summarizes the activity related to the termination benefit reserves and expenses for the years ended December 31, 2025, 2024 and 2023:

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

Balance at January 1, 2023	$49
Expense recorded	4
Payments made	(37)
Foreign currency translation	—
Balance at December 31, 2023	$16
Expense recorded	65
Payments made	(30)
Foreign currency translation	(2)
Balance at December 31, 2024	$49
Expense recorded	23
Payments made	(51)
Foreign currency translation	5
Balance at December 31, 2025	$26
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors (“Customer Obligation Guarantees”). At December 31, 2025 and 2024, we had outstanding Customer Obligation Guarantees of $24 million and $23 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 18. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either December 31, 2025 or 2024.
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
During each of the years ended December 31, 2025 and 2024, expenses recorded relating to the operational matter were immaterial. At December 31, 2025 and 2024, we had $26 million and $29 million, respectively, recorded for estimated insurance receivables within accounts and notes receivable, net in the consolidated balance sheets. Liabilities of $24 million and $27 million are recorded as other accrued liabilities in the consolidated balance sheets at December 31, 2025 and 2024, respectively. The recorded probable losses remain an estimate, and actual costs arising from this matter could be materially lower or higher depending on, among other things, the actual costs incurred to repair the impacted products as well as the availability of additional insurance coverage.
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

Notes to Consolidated Financial Statements
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
(6)    LEASES
We have operating and finance leases for certain of our technology centers, warehouses, office spaces, land, and equipment. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The lease term is determined to be the non-cancelable period including any lessee renewal options that are considered to be reasonably certain of exercise. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company used judgment to determine an appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term in a similar economic environment. Lease expense for fixed lease payments on operating leases is recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on finance leases is recognized using the effective interest method.
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
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2025	2024
Assets	Classification
Operating lease ROU assets, net	Other assets (1)	$112	$99
Finance lease ROU assets, net	Property, plant and equipment, net (2)	44	47
Total leased assets		$156	$146
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$31	$27
Finance lease liabilities	Current portion of borrowings	3	3
Noncurrent
Operating lease liabilities	Other liabilities	81	73
Finance lease liabilities	Long-term borrowings	47	51
Total lease liabilities		$162	$154
(1)     Operating lease assets are recorded net of accumulated amortization of $116 million and $89 million for the years ended December 31, 2025 and 2024, respectively.
(2)     Finance lease assets are recorded net of accumulated amortization of $31 million and $26 million for the years ended December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Components of lease expense are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$4	$5	$5
Interest on lease liabilities	3	3	3
Operating lease cost	43	39	39
Variable lease cost	3	3	4
Short-term lease cost	1	1	1
Net lease cost	$54	$51	$52
Supplemental cash flow information related to leases is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$39	$39	$40
Operating cash flows for finance leases	$3	$3	$3
Financing cash flows for finance leases	$3	$3	$3
Non-cash leasing activities:
ROU assets obtained in exchange for lease obligations - Operating leases (1)	$37	$23	$21
(1)     Includes lease extensions and option exercises.
Lease term and discount rate information are summarized as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	5.5	4.6
Finance leases	11.3	12.2
Weighted average discount rate
Operating leases	5.0%	5.4%
Finance leases	5.3%	5.3%
Maturities of lease liabilities as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases
Year
2026	$37	$5
2027	29	6
2028	20	6
2029	11	7
2030	9	6
Thereafter	21	40
Total lease payments	127	70
Less: imputed interest	15	20
Present value of lease liabilities	$112	$50

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(7)    LONG-TERM EMPLOYEE BENEFITS
Defined Benefit Pensions
Axalta has defined benefit plans that cover certain employees worldwide, with approximately 85% of the projected benefit obligation within the European region at December 31, 2025.
Obligations and Funded Status
The measurement date used to determine defined benefit obligations is December 31st each year. The following table sets forth the changes to the projected benefit obligations (“PBO”) and plan assets for the years ended December 31, 2025 and 2024 and the funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 2025 and 2024 for our defined benefit pension plans:

	Year Ended December 31,
	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$468	$526
Service cost	7	6
Interest cost	19	19
Participant contributions	2	2
Actuarial loss (gain), net	2	(17)
Plan curtailments, settlements and special termination benefits	(11)	(9)
Benefits paid	(29)	(29)
Business combinations and other adjustments	2	—
Foreign currency translation	49	(30)
Projected benefit obligation at end of year	509	468
Change in plan assets:
Fair value of plan assets at beginning of year	258	281
Actual return on plan assets	4	—
Employer contributions	24	24
Participant contributions	2	2
Benefits paid	(29)	(29)
Settlements	(11)	(9)
Foreign currency translation	20	(11)
Fair value of plan assets at end of year	268	258
Funded status, net	$(241)	$(210)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$14	$24
Other accrued liabilities	(17)	(14)
Accrued pensions	(238)	(220)
Net amount recognized	$(241)	$(210)
The net actuarial (gain) loss for 2025 and 2024 was due primarily to fluctuations in the discount rates between years across the plans relative to the rates used in the preceding year to determine benefit obligations (see assumptions table below), which were caused by market volatility during the periods.
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reflects the ABO for all defined benefit plans at December 31, 2025 and 2024. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

	December 31,
	2025	2024
ABO	$485	$447
Plans with PBO in excess of plan assets:
PBO	$322	$303
ABO	$301	$283
Fair value plan assets	$68	$69
Plans with ABO in excess of plan assets:
PBO	$322	$293
ABO	$301	$275
Fair value plan assets	$68	$60
The pre-tax amounts not yet reflected in net periodic benefit cost and included in AOCI include the following related to defined benefit plans:

	Year Ended December 31,
	2025	2024
Accumulated net actuarial losses	$(99)	$(93)
Accumulated prior service credit	(1)	2
Total	$(100)	$(91)
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Components of net periodic benefit cost and amounts recognized in comprehensive income:
Net periodic benefit cost:
Service cost	$7	$6	$6
Interest cost	19	19	19
Expected return on plan assets	(10)	(12)	(11)
Amortization of actuarial loss, net	3	4	1
Curtailment gain	—	(1)	—
Settlement gain	—	(1)	—
Net periodic benefit cost	19	15	15
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain), net	9	(6)	51
Amortization of actuarial loss, net	(3)	(4)	(1)
Prior service credit	2	—	—
Curtailment gain	—	1	—
Settlement gain	—	1	—
Other adjustments	1	—	(1)
Total loss (gain) recognized in other comprehensive income	9	(8)	49
Total recognized in net periodic benefit cost and comprehensive income	$28	$7	$64
Assumptions
We used the following assumptions in determining the benefit obligations and net periodic benefit cost of our defined benefit plans:

	2025	2024	2023
Weighted average assumptions:
Discount rate to determine benefit obligation	4.36%	4.06%	3.82%
Discount rate to determine net cost	4.06%	3.82%	4.37%
Rate of future compensation increases to determine benefit obligation	2.94%	2.89%	2.97%
Rate of future compensation increases to determine net cost	2.89%	2.97%	2.98%
Rate of return on plan assets to determine net cost	3.94%	4.47%	4.27%
Cash balance interest credit rate to determine benefit obligation	1.35%	1.08%	1.32%
Cash balance interest credit rate to determine net cost	1.08%	1.32%	1.96%
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Estimated future benefit payments
The following reflects the total benefit payments expected to be paid for defined benefits:

Year ended December 31,	Benefits
2026	$35
2027	$37
2028	$38
2029	$44
2030	$45
2031 - 2035	$227
Plan Assets
The defined benefit plans for our subsidiaries represent single-employer plans and the related plan assets are invested within separate trusts. Each of the single-employer plans is managed in accordance with the requirements of local laws and regulations governing defined benefit plans for the exclusive purpose of providing pension benefits to participants and their beneficiaries. Pension plan assets are typically held in a trust by financial institutions. Our established asset allocation targets are intended to achieve the plan’s investment strategies.
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

Asset Category	2025	2024	Target Allocation
Equity securities	0-5%	5-10%	0-5%
Debt securities	5-10%	40-45%	5-10%
Real estate	0-5%	0-5%	0-5%
Other (1)	90-95%	45-50%	90-95%
(1)    Substantially all pension insurance contracts and cash and cash equivalents holdings.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The table below presents the fair values of the defined benefit plan assets by level within the fair value hierarchy, as described in Note 1, at December 31, 2025 and 2024, respectively. Defined benefit plan assets measured using NAV have not been categorized in the fair value hierarchy.

	Fair value measurements at
	December 31, 2025
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$10	$10	$—	$—
U.S. equity securities	3	3	—	—
Non-U.S. equity securities	2	2	—	—
Debt securities—government issued	10	7	3	—
Debt securities—corporate issued	4	4	—	—
Insurance contracts and other	235	—	1	234
Total carried at fair value	$264	$26	$4	$234
Investments measured at NAV	4
Total	$268

	Fair value measurements at
	December 31, 2024
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$11	$11	$—	$—
U.S. equity securities	14	14	—	—
Non-U.S. equity securities	9	9	—	—
Debt securities—government issued	77	50	26	1
Debt securities—corporate issued	31	21	10	—
Insurance contracts and other	109	—	—	109
Total carried at fair value	$251	$105	$36	$110
Investments measured at NAV	7
Total	$258

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Level 3 assets are primarily insurance contracts pledged on behalf of employees with benefits in certain countries, ownership interests in investment partnerships, trusts that own private market securities and other debt and equity investments. The fair values of our insurance contracts are determined based on the cash surrender value or the present value of the expected future benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. Debt and equity securities consist primarily of small investments in other investments that are valued at different frequencies based on the value of the underlying investments. The table below presents a roll forward of activity for these assets for the years ended December 31, 2025 and 2024. The transfers presented below during 2024 relate to de-risking activities in certain plans.

	Level 3 assets
	Total	Insurance contracts and other	Debt and equity
Ending balance at December 31, 2023	$126	$116	$10
Realized (loss)	(8)	(7)	(1)
Purchases, sales, issues and settlements	(5)	(2)	(3)
Transfers (out of) into Level 3	(3)	2	(5)
Ending balance at December 31, 2024	$110	$109	$1
Change in unrealized gain	17	17	—
Purchases, sales, issues and settlements	107	108	(1)
Ending balance at December 31, 2025	$234	$234	$—
Assumptions and Sensitivities
The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For 2026, the expected long-term rate of return is 4.13%.
Anticipated Contributions to Defined Benefit Plans
For funded pension plans, our funding policy is to fund amounts for pension plans sufficient to meet minimum requirements set forth in applicable benefit laws and local tax laws. Based on the same assumptions used to measure our benefit obligations at December 31, 2025, we expect to contribute $7 million to our defined benefit plans during 2026.
Defined Contribution Plans
The Company sponsors defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount of their regular compensation before taxes, as determined by the plan. All contributions and Company matches are invested at the direction of the employee. Company matching contributions vest immediately and aggregated to $46 million, $44 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(8)    STOCK-BASED COMPENSATION
During the years ended December 31, 2025, 2024 and 2023, we recognized $25 million, $28 million and $26 million, respectively, in stock-based compensation expense, which was allocated between cost of goods sold and selling, general and administrative expenses in the consolidated statements of operations. We recognized tax benefits on stock-based compensation of $2 million for the year ended December 31, 2025 and $3 million for the years ended December 31, 2024 and 2023.
Description of Equity Incentive Plan
In 2014, the Board of Directors (the “Board”) approved the Axalta Coating Systems Ltd. 2014 Incentive Award Plan, as amended and restated including in 2023 (as so amended and restated, the “2014 Plan”), which reserved additional shares of common stock of the Company for issuance to employees, directors and consultants. The 2014 Plan provides for the issuance of stock options, restricted stock or other stock-based awards. All awards granted pursuant to the 2014 Plan must be authorized by the Board or a designated committee thereof. The Board has generally delegated responsibility for administering the 2014 Plan to the Compensation Committee.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The terms of the stock options may vary with each grant and are determined by the Compensation Committee within the guidelines of the 2014 Plan. Option life cannot exceed ten years, and the Company may settle option exercises by issuing new shares, treasury shares or shares purchased on the open market.
During 2025, we granted RSUs to directors and certain employees and PSUs to certain employees. All awards were granted under the 2014 Plan. The PSUs are subject to certain performance and market conditions, in addition to the service-based vesting conditions.
During 2025, the Company withheld shares and used cash to settle certain employees’ tax obligation resulting from the vesting of awards in the amount of $4 million.
Restricted Stock Units
During the year ended December 31, 2025, we granted 0.6 million RSUs. A majority of these awards vest ratably over three years.
A summary of RSU activity as of and for the year ended December 31, 2025 is presented below:

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	1.0	$31.43
Granted	0.6	$33.79
Vested	(0.5)	$30.86
Forfeited	(0.2)	$32.97
Outstanding at December 31, 2025	0.9	$32.91
At December 31, 2025, there was $11 million of unamortized expense relating to unvested RSUs that is expected to be amortized over a weighted average period of 1.4 years.
The intrinsic value of RSU awards vested and released during 2025, 2024 and 2023 was $18 million, $23 million and $26 million, respectively. The total fair value of awards vested during 2025, 2024 and 2023 was $16 million, $20 million and $19 million, respectively. Tax benefits on these vested awards were immaterial.
Performance Share Units
During the years ended December 31, 2025, 2024 and 2023, the Company granted PSUs to certain employees of the Company as part of their annual equity compensation award.
The outstanding PSU grants are split between those with a performance condition related to profitability and those with a market condition related to total shareholder return (“TSR”) relative to the TSR of a selected industry peer group, with all such PSUs being subject to a three-year service condition and a cumulative three-year performance period.
The actual number of shares awarded for the outstanding PSU grants will be between zero and 200% of the target award amount.
A summary of PSU activity as of and for the year ended December 31, 2025 is presented below:

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2025	0.9	$35.84
Granted	0.3	$39.67
Vested (1)	—	$30.85
Forfeited	(0.2)	$33.52
Outstanding at December 31, 2025	1.0	$37.94
(1)    Activity during the year ended December 31, 2025 rounds to zero.
At December 31, 2025, there was $13 million of unamortized expense relating to unvested PSUs that is expected to be amortized over a weighted average period of 1.7 years. The forfeitures include PSUs that vested below threshold payout.
The intrinsic value of PSU awards vested and released during 2025, 2024 and 2023 was $2 million, $1 million and $0 million, respectively. The total fair value of awards vested during in each 2025 and 2024 was $1 million and in 2023 was $0 million. There were no tax benefits on these vested awards.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.1 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.68, a weighted average contractual life of 2.04 years and an aggregate intrinsic value of $1 million.
Cash received by the Company upon exercise of options in 2025 was $1 million. There were immaterial tax expenses on these exercises. For the years ended December 31, 2025, 2024 and 2023, the intrinsic value of options exercised was $0 million, $2 million and $3 million, respectively.
(9)    OTHER EXPENSE, NET

	Year Ended December 31,
	2025	2024	2023
Foreign exchange losses, net	$15	$11	$23
Debt extinguishment and refinancing-related costs (1)	2	5	10
Other miscellaneous income, net	(4)	(11)	(13)
Total	$13	$5	$20
(1)    Debt extinguishment and refinancing-related costs include third-party fees incurred and the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the restructuring and refinancing of our long-term borrowings, as discussed further in Note 18.

(10)    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (“Bermuda CITA”), which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025.
For the year ended December 31, 2025, the domestic components presented represent Bermuda, our country of incorporation. For the years ended December 31, 2024, and 2023, the domestic components presented represent the United States. Prior to 2025, we reflected the United States as the domestic component, which we believe was more meaningful to the reader due to the significance of our operations in the United States during the years when Bermuda did not impose a corporate income tax.
The Company’s operations in Switzerland are subject to reduced tax rates through December 31, 2026, as long as certain conditions are met. The tax benefit attributable to this tax holiday was $6 million, $4 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The tax effect of the holiday on diluted net income per common share was $0.03, $0.02, and $0.01 for the years ended December 31, 2025, 2024, and 2023.
Domestic and Foreign Components of Income Before Income Taxes

	Year Ended December 31,
	2025	2024	2023
Domestic (1)	$29	$203	$150
Foreign	517	293	205
Total	$546	$496	$355
(1)For the year ended December 31, 2025, the domestic income before income taxes represents Bermuda operations. For the years ended December 31, 2024, and 2023, the domestic income before income taxes represent United States operations.
Provision (Benefit) for Income Taxes

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Domestic (1)	$1	$24	$25	$27	$7	$34	$33	$(9)	$24
Domestic State (1)	—	—	—	8	(1)	7	9	(2)	7
Foreign	121	21	142	87	(23)	64	52	3	55
Total	$122	$45	$167	$122	$(17)	$105	$94	$(8)	$86

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(1)For the year ended December 31, 2025, the domestic federal and state provision (benefit) for income taxes represent Bermuda operations. Bermuda does not impose a state income tax. For the years ended December 31, 2024, and 2023, the domestic federal and state provision (benefit) for income taxes represent United States operations.
Income Tax Paid by Jurisdiction

Year Ended December 31,
2025
Brazil	8
China	22
India	6
Mexico	14
United States	29
Other foreign jurisdictions (1)	28
Total Income Tax Paid	$107
(1)All other foreign jurisdictions do not individually exceed $5 million.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Reconciliation to U.S. Statutory Rate
For the year ended December 31, 2025, the effective tax rate reconciliation is presented reflecting the differences between the Bermuda income tax rate and the effective tax rate for the Company. For the years ended December 31, 2024, and 2023, the effective tax rate reconciliation is presented reflecting the differences between the United States federal income tax rate and the effective tax rate for the Company.

	Year Ended December 31,
	2025
Statutory Bermuda federal income tax rate	$82	15.0%
Foreign Tax Effects
Brazil
Statutory tax rate differences between Brazil and Bermuda	4	0.8
Foreign taxes	4	0.8
China
Statutory tax rate differences between China and Bermuda	9	1.6
Other	3	0.6
Germany
Trade tax	5	0.9
Enactment of new tax laws	(5)	(0.9)
Other	(1)	(0.2)
Luxembourg
Nondeductible foreign exchange gains and losses	10	1.8
Other	(3)	(0.5)
Netherlands
Statutory tax rate differences between Netherlands and Bermuda	(4)	(0.7)
Nondeductible foreign exchange gains and losses	7	1.3
Other	(5)	(0.9)
Switzerland
Statutory tax rate differences between Switzerland and Bermuda	(20)	(3.7)
Cantonal tax	7	1.3
Foreign taxes	4	0.8
Deductible impairment loss	(5)	(0.9)
Other	(2)	(0.4)
United Kingdom
Statutory tax rate differences between the United Kingdom and Bermuda	(6)	(1.1)
Changes in valuation allowance	3	0.5
United States
Statutory tax rate differences between United States and Bermuda	7	1.3
State and local income taxes, net federal tax effect	4	0.7
Tax credits	(6)	(1.1)
Nontaxable and nondeductible items	9	1.6
Mexico	7	1.3
Other	16	2.8
Changes in valuation allowance	19	3.5
Nontaxable and nondeductible items	1	0.2
Changes in unrecognized tax benefits	23	4.2
Total income tax provision / effective tax rate	$167	30.6%

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Year Ended December 31,
	2024		2023
Statutory U.S. federal income tax rate	$104	21.0%	$75	21.0%
Foreign income taxed at rates other than U.S. statutory rate	(25)	(5.1)	(29)	(8.2)
Changes in valuation allowances	14	2.7	38	10.7
Foreign exchange gains and losses	(14)	(2.7)	1	0.2
Unrecognized tax benefits	13	2.6	(6)	(1.7)
Foreign taxes	8	1.6	9	2.5
Non-deductible expenses	7	1.5	7	1.9
Tax credits	(7)	(1.4)	(9)	(2.5)
U.S. state and local taxes, net	6	1.2	5	1.5
Bermuda CITA	(27)	(5.5)	—	—
Other, net (1)	26	5.2	(5)	(1.1)
Total income tax provision / effective tax rate	$105	21.1%	$86	24.3%
(1)In 2024, the Company recorded a tax expense of $26 million in the Netherlands related to the write off of an expired net operating loss carryforward, which is fully offset by a tax benefit of $26 million for the decrease to the valuation allowance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Deferred Tax Balances

	Year Ended December 31,
	2025	2024
Deferred tax asset
Tax loss, credit and interest carryforwards	$437	$361
Compensation and employee benefits	62	68
Accruals and other reserves	38	34
Research and development capitalization	35	53
Equity investment and other securities	5	—
Leases	41	38
Other	8	1
Total deferred tax assets	626	555
Less: valuation allowance	(337)	(250)
Total deferred tax assets, net of valuation allowance	289	305
Deferred tax liabilities
Goodwill and intangibles	(164)	(126)
Property, plant and equipment	(146)	(143)
Unremitted earnings	(16)	(14)
Accounts receivable and other assets	(15)	(7)
Equity investment and other securities	—	(2)
Total deferred tax liabilities	(341)	(292)
Net deferred tax (liability) asset	$(52)	$13

Non-current assets	$119	$164
Non-current liability	(171)	(151)
Net deferred tax (liability) asset	$(52)	$13
At December 31, 2025 and 2024, deferred income taxes of approximately $16 million and $14 million, respectively, have been provided on unremitted earnings of all subsidiaries and related companies to the extent that such earnings are not deemed to be permanently reinvested and cannot be repatriated in a tax-free manner. At December 31, 2025, and 2024, we have not recorded a deferred tax liability related to withholding taxes of approximately $147 million and $95 million, respectively, on unremitted earnings of subsidiaries that are deemed permanently reinvested.

Tax loss, tax credit and interest carryforwards	Year Ended December 31,
	2025	2024
Tax loss carryforwards (tax effected) (1)
Expire within 10 years	$49	$20
Expire after 10 years or indefinite carryforward	201	175
Tax credit carryforwards
Expire within 10 years	1	1
Expire after 10 years or indefinite carryforward	7	1
Interest carryforwards
Expire within 10 years	1	1
Expire after 10 years or indefinite carryforward	178	163
Total tax loss, tax credit and interest carryforwards	$437	$361
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Valuation allowance

	Year Ended December 31,
	2025	2024
Domestic (1)	$27	$4
Foreign	310	246
Total valuation allowance	$337	$250
(1)For the year ended December 31, 2025, the domestic valuation allowance represents Bermuda operations. For the year ended December 31,2024, the domestic valuation allowance represents the U.S. operations.
Valuation allowances relate primarily to the tax loss, tax credit and interest carryforwards, as well as equity investment in foreign jurisdictions, where the Company does not believe the associated net deferred tax assets will be realized, due to expiration, limitation or insufficient future taxable income. The foreign valuation allowance primarily relates to tax loss carryforwards and interest carryforwards from operations in Luxembourg, Netherlands, and the United Kingdom, of $295 million and $240 million at December 31, 2025 and 2024, respectively.

Total Gross Unrecognized Tax Benefits	Year Ended December 31,
	2025	2024	2023
Total gross unrecognized tax benefits at January 1	$107	$96	$98
Increases related to acquisitions	—	—	—
Increases related to positions taken on items from prior years	28	5	2
Decreases related to positions taken on items from prior years	(2)	(3)	(5)
Increases related to positions taken in the current year	9	10	12
Settlement of uncertain tax positions with tax authorities	(2)	—	(1)
Decrease due to expiration of statues of limitations	(41)	(1)	(10)
Total gross unrecognized tax benefits at December 31	99	107	96
Total accrual for interest and penalties associated with unrecognized tax benefits (1)	13	6	5
Total gross unrecognized tax benefits at December 31, including interest and penalties	$112	$113	$101

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$73	$50	$42
Interest and penalties included as components of the Provision for income taxes	$6	$1	$(1)
(1)Accrued interest and penalties are included within Other accrued liabilities and Other liabilities in the consolidated balance sheets.
The Company is subject to income tax in approximately 49 jurisdictions outside of Bermuda. The Company’s significant operations outside of Bermuda are located in Brazil, China, Germany, Mexico, Switzerland, the United Kingdom, and the United States. The statute of limitations varies by jurisdiction with 2014 being the oldest tax year still open in significant jurisdictions. Certain German subsidiaries are under tax examination for calendar years 2014 to 2020. The review by the German Tax Authorities (“GTA”) encompasses various tax aspects, including but not limited to intercompany transactions and the establishment of our European headquarters in Basel, Switzerland in 2016. The GTA have issued proposed adjustments and have communicated a preliminary position related to the establishment of our European headquarters. We are fully engaged in ongoing discussions with the GTA and are evaluating potential resolution options for certain tax years open under audit.
The Company is also under audit in other jurisdictions outside of Germany, including an inquiry with His Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom for tax years 2021-2023. The HMRC’s inquiries are principally related to, but not limited to, certain intercompany financing activities. We continue to respond to information requests.

The result of all open examinations may lead to adjustments to our taxes or certain tax attributes including net operating losses or interest limitation carryforwards with respect to years under examination as well as subsequent periods. We believe that our estimated provisions for any adjustments that may result from the examinations are appropriately recorded in our condensed consolidated financial statements at December 31, 2025.

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

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Net income to common shareholders	$378	$391	$267
Basic weighted average shares outstanding	216.0	219.3	221.0
Diluted weighted average shares outstanding	217.0	220.4	221.9
Net income per common share (1):
Basic net income per share	$1.75	$1.78	$1.21
Diluted net income per share	$1.74	$1.78	$1.21
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the years ended December 31, 2025, 2024 and 2023 was 0.2 million, 0.1 million and 0.4 million, respectively.
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

	Year Ended December 31,
	2025	2024
Accounts receivable—trade, net (1)	$1,014	$1,015
Notes receivable	32	92
Other (2)	183	141
Total	$1,229	$1,248
(1)Allowance for doubtful accounts was $29 million and $25 million at December 31, 2025 and 2024, respectively.
(2)Includes $26 million and $29 million at December 31, 2025 and 2024, respectively, of insurance recoveries related to an operational matter discussed further in Note 5.
Bad debt expenses of $9 million, $9 million and $5 million was included within selling, general and administrative expenses and other operating charges for the years ended December 31, 2025, 2024 and 2023, respectively.
(13)    INVENTORIES

	Year Ended December 31,
	2025	2024
Finished products	$431	$391
Semi-finished products	122	124
Raw materials	168	189
Stores and supplies	35	30
Total	$756	$734
Inventory reserves were $22 million and $17 million at December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(14)    PROPERTY, PLANT AND EQUIPMENT, NET

				Year Ended December 31,
	Useful Lives (years)			2025	2024
Land				$76	$72
Buildings and improvements	5	-	25	575	517
Machinery and equipment	5	-	25	1,549	1,403
Software and information technology assets	5	-	15	287	272
Other	3	-	20	72	74
Construction in progress				172	116
Total				2,731	2,454
Accumulated depreciation				(1,432)	(1,273)
Property, plant and equipment, net				$1,299	$1,181
Depreciation expense amounted to $131 million, $127 million and $121 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We capitalized interest of $7 million, $4 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(15)    OTHER ASSETS

	Year Ended December 31,
	2025	2024
Deferred income taxes—non-current	119	164
Business incentive payment assets	191	169
Operating lease ROU assets	112	99
Other assets (1)	121	124
Total	$543	$556
(1)Includes a $19 million customer loans entered into during the year ended December 31, 2024 that will be repaid over a 5-year period, of which $4 million is classified as prepaid expenses and other current assets on the consolidated balance sheets.
(16)    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended December 31,
	2025	2024
Accounts Payable
Trade payables (1)	$577	$603
Non-income taxes	26	26
Other	34	30
Total	$637	$659

Other Accrued Liabilities
Compensation and other employee-related costs	$210	$245
Restructuring—current	26	46
Discounts, rebates, and warranties (2)	249	246
Operating lease liabilities	31	27
Income taxes payable	49	29
Other	147	82
Total	$712	$675
(1)Includes $29 million and $28 million at December 31, 2025 and 2024, respectively, payable to banking institutions as part of our supplier financing programs discussed further in Note 17.
(2)Includes $24 million and $27 million at December 31, 2025 and 2024, respectively, of liabilities related to an operational matter discussed further in Note 5.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(17)    SUPPLIER FINANCE PROGRAMS
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $23 million and $22 million at December 31, 2025 and December 31, 2024, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier’s discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $6 million at both December 31, 2025 and December 31, 2024.
The payment terms we have with our suppliers who participate in the SCF and VCA programs are consistent with the typical terms we have with our suppliers who do not participate. These financing arrangements are included in accounts payable within the consolidated balance sheets and the associated payments are included in operating activities within the consolidated statements of cash flows.
We have a supplier financing program in China, which is utilized to finance the purchases of goods and services from our suppliers through local banking institutions. The payment terms under the program vary, but the program has a weighted average maturity date that is approximately 90 days from each respective financing inception. These financing arrangements are included in the current portion of borrowings within the consolidated balance sheets and at the time of issuance each transaction is treated as a non-cash financing activity within the consolidated statements of cash flows. Upon settlement of the financing, the cash outflow is classified as a financing activity within the consolidated statements of cash flows. There were no balances outstanding under this program at December 31, 2025 and December 31, 2024. Amounts outstanding under this program were $4 million at December 31, 2023, including $1 million related to purchases of property, plant and equipment. Cash outflows under this program were $0 million, $4 million and $42 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the amounts outstanding under the SCF and VCA programs:

	SCF Program	VCA Program
Obligations outstanding at December 31, 2024	$22	$6
Invoices confirmed	131	24
Confirmed invoices paid	(131)	(24)
Currency impact	1	—
Obligations outstanding at December 31, 2025	$23	$6

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
(18)    BORROWINGS

	Year Ended December 31,
	2025	2024
2029 Dollar Term Loans	$1,475	$1,702
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	50	54
Unamortized original issue discount	(9)	(13)
Unamortized deferred financing costs	(17)	(22)
Total borrowings, net	3,199	3,421
Less:
Short-term borrowings	3	3
Current portion of long-term borrowings	17	17
Long-term debt	$3,179	$3,401
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
The Senior Secured Credit Facilities are secured by substantially all assets of the Company and certain other subsidiary guarantors, with certain guarantors providing equity pledges only. We are subject to customary negative covenants in addition to the First Lien Net Leverage Ratio financial covenant for purposes of determining any Excess Cash Flow mandatory payment. Further, the Senior Secured Credit Facilities, among other things, include customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, or declare or pay certain dividends. As of December 31, 2025, the Company is in compliance with all covenants under the Senior Secured Credit Facilities.
The Proposed Merger, if consummated, will constitute a “Change of Control” under the Credit Agreement. Pursuant to the Merger Agreement, AkzoNobel agreed to, in consultation with Axalta, use reasonable best efforts to obtain funds to, among other things, refinance the 2029 Dollar Term Loans prior to consummation of the Merger.
i) 2029 Dollar Term Loans
The 2029 Dollar Term Loans were issued at 99.00% of par, or a $20 million discount, and mature on December 20, 2029. Principal is paid quarterly based on 1% per annum of the original principal amount outstanding on the most recent amendment date with the unpaid balance due at maturity, and interest is payable quarterly.
The 2029 Dollar Term Loans are subject to a floor of 0.5% and a margin of 1.75% when bearing interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) and a margin of 1.50% when bearing interest at a rate based on the Base Rate (as defined in the Credit Agreement).

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
ii) Revolving Credit Facility
The Revolving Credit Facility matures on the earlier of June 21, 2029, the date of termination in whole of the Revolving Credit Facility, or the date that is 91 days prior to the maturity of the term loans borrowed under the Credit Agreement, which the maturity date is currently December 20, 2029. The financial covenant applicable to the Revolving Credit Facility is only applicable when greater than 35% of the Revolving Credit Facility (including letters of credit not cash collateralized to at least 103%) is outstanding at the end of an applicable fiscal quarter. If such conditions are met, the First Lien Net Leverage Ratio would be required to be less than or equal to 5.50:1.00.
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
At December 31, 2025 and December 31, 2024, letters of credit issued under the Revolving Credit Facility totaled $30 million and $22 million, respectively, which reduced the availability under the Revolving Credit Facility as of such dates. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2025 and 2024. Availability under the Revolving Credit Facility was $770 million and $778 million at December 31, 2025 and December 31, 2024, respectively. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both December 31, 2025 and December 31, 2024.
2025 Activities
During the year ended December 31, 2025, we prepaid $210 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $2 million, within other expenses, net, for the year ended December 31, 2025, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During October 2025, we entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”) to permit the use of borrowings under the Credit Agreement to repurchase our common shares subject to the conditions set forth therein. As a result, we recorded an immaterial loss on deferred financing costs and fees directly associated with the modification.
2024 Activities
During the year ended December 31, 2024, we prepaid $75 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $1 million, within other expenses, net, for the year ended December 31, 2024, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During March 2024, we entered into the Fourteenth Amendment to the Credit Agreement (the “Fourteenth Amendment”) to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on the SOFR, from 2.50% to 2.00% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss, within other expenses, net, on financing-related costs related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.
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
During November 2024, we entered into the Sixteenth Amendment to the Credit Agreement (the “Sixteenth Amendment”) to lower the interest rate spread applicable to the 2029 Dollar Term Loans, which continues to be based on SOFR, from 2.00% to 1.75% and to make related changes to effect such repricing. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $2 million loss, within other expenses, net, on financing-related costs related to the write-off of unamortized deferred financing costs and original issue discount and fees incurred to complete the repricing.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
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
During the year ended December 31, 2023, we prepaid $200 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a loss on extinguishment of debt of $3 million, within other expenses, net, for the year ended December 31, 2023, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
During August 2023, we entered into the Thirteenth Amendment to the Credit Agreement to lower the interest rate spread applicable to the 2029 Dollar Term Loans from 3.00% to 2.50% when bearing interest at a rate based on SOFR. The other material terms of the Credit Agreement, including the outstanding principal amount and maturity date of the 2029 Dollar Term Loans, remained unchanged. As a result of the repricing, we recorded a $4 million loss. within other expenses, net, on financing-related costs during the year ended December 31, 2023, of which $2 million related to the write-off of unamortized deferred financing costs and original issue discount and $2 million related to fees incurred to complete the repricing.
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
The indenture governing the 2029 Dollar Senior Notes contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries.
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
The indenture governing the 2031 Dollar Senior Notes contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) pay dividends, redeem stock or make other distributions; (iii) make other restricted payments or investments; (iv) create liens on assets; (v) transfer or sell assets; (vi) create restrictions on payment of dividends or other amounts by the Company to the Company’s restricted subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; and (ix) designate the Company’s subsidiaries as unrestricted subsidiaries.
2025 Activities
None.
2024 Activities
None.
2023 Activities
In November 2023, we issued $500 million in aggregate principal amount of the 2031 Dollar Senior Notes. The net proceeds from the 2031 Dollar Senior Notes, together with cash on hand, were used to redeem the €450 million aggregate principal amount, with USD equivalent of $489 million, of 3.750% Euro Senior Notes due 2025 (“Redeemed Notes”) and pay related transaction costs and expenses (“November 2023 Notes Refinancing”).
In connection with the November 2023 Notes Refinancing, we incurred $8 million in third party fees, of which $6 million was paid concurrently with the issuance, and $1 million was accrued. We also recorded a $2 million loss on extinguishment of debt relating to the write off of unamortized deferred financing costs attributable to the Redeemed Notes.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at December 31, 2025.

2026	$20
2027	521
2028	21
2029	2,129
2030	5
Thereafter	529
Total borrowings	$3,225
Unamortized original issue discount	(9)
Unamortized deferred financing costs	(17)
Total borrowings, net	$3,199
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

Notes to Consolidated Financial Statements
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
Fair value of contingent consideration
Contingent consideration from business acquisitions is valued using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other expense, net in the consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Prepaid expenses and other current assets:
Cross-currency swaps (1)	—	5	—	5	—	12	—	12
Other assets:
Cross-currency swaps (1)	—	—	—	—	—	5	—	5
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities
Other accrued liabilities:
Interest rate swaps (2)	—	—	—	—	—	1	—	1
Cross-currency swaps (1)	—	51	—	51	—	—	—	—
Contingent consideration	—	—	6	6	—	—	2	2
Other liabilities:
Cross-currency swaps (1)	—	50	—	50	—	—	—	—
Long-term borrowings:
2029 Dollar Term Loans	—	1,481	—	1,481	—	1,709	—	1,709
2027 Dollar Senior Notes	—	501	—	501	—	490	—	490
2029 Dollar Senior Notes	—	674	—	674	—	637	—	637
2031 Dollar Senior Notes	—	527	—	527	—	519	—	519
(1)Net investment hedge
(2)Cash flow hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the year ended December 31, 2025.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at January 1, 2025	$2
Contingent consideration from business acquisitions	6
Change in fair value	(1)
Foreign currency translation	(1)
Ending balance at December 31, 2025	$6
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
During the year ended December 31, 2025, an interest rate swap associated with the 2029 Dollar Term Loans, which was previously executed in 2024, was set to expire on September 30, 2025, was effectively terminated on September 25, 2025, and a new interest rate swap was simultaneously issued as is set forth in the below table. This interest rate swap is marked to market at each reporting date and any unrealized gains or losses are included in unrealized (gain) loss on derivatives within AOCI.

	Former			Current
Notional amount	$475	$150	$150	$175
Interest rate pay	2.720%	0.5% - 4.256%	4.692%	3.303%
Interest rate receive	3-month SOFR	3-month SOFR	3-month SOFR	3-month SOFR
Initial effective date	4/10/2018	3/31/2023	3/27/2024	9/25/2025
Maximum expiration date	3/31/2023	3/31/2024 (1)	9/30/2025 (2)	6/30/2028
(1)    The interest rate swap was terminated early on March 27, 2024.
(2)    The interest rate swap was effectively terminated on September 25, 2025.
Cross-Currency Swaps Designated as Net Investment Hedges
During the year ended December 31, 2025, a fixed-for-fixed cross-currency swap, which was previously executed in 2024 and was set to expire on September 30, 2025, was effectively amended to extend the maturity to June 30, 2028, reset the terms, and increase the notional value as is set forth in the below table. This cross-currency swap is marked to market at each reporting date, and any unrealized gains or losses subject to the assessment of the hedge’s effectiveness are included in unrealized currency translation adjustments within AOCI. Gains and losses for hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis.

	Former			Current
Notional exchanged	$475	$150	$150	$500	$175	$365
Interest rate receive	4.470%	7.256%	6.692%	7.250%	5.053%	3.375%
Notional received	€417	€142	€142	€467	€166	€335
Interest rate pay	1.440%	5.697%	4.899%	5.623%	3.295%	2.040%
Initial effective date	11/07/2018	3/31/2023	3/27/2024	11/17/2023	9/25/2025	11/24/2018
Maximum expiration date	3/31/2023	3/31/2024 (1)	9/30/2025 (2)	11/15/2026	6/30/2028	2/15/2029
(1)    The cross-currency swap was terminated early on March 27, 2024.
(2)    The cross-currency swap was effectively amended on September 25, 2025.
The following tables set forth the locations and amounts recognized during the year ended December 31, 2025, 2024 and 2023 for these cash flow and net investment hedges.

		Year Ended December 31,
		2025		2024		2023
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Loss (Gain) Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of (Gain) Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	(1)	—	1	—	(2)	(4)
Cross-currency swaps	Interest expense, net	101	(17)	(70)	(16)	47	(10)

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Over the next 12 months, we expect no gain or loss pertaining to cash flow hedges to be reclassified from AOCI into earnings.
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of (Gain) Loss Recognized in Income on Derivatives	Year Ended December 31,
		2025	2024	2023
Foreign currency forward contracts	Other expense, net	$(16)	$(1)	$1
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

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Net sales (1):
Refinish	$2,051	$2,164	$2,084
Industrial	1,226	1,291	1,324
Total Net sales Performance Coatings	3,277	3,455	3,408
Light Vehicle	1,438	1,405	1,340
Commercial Vehicle	402	416	436
Total Net sales Mobility Coatings	1,840	1,821	1,776
Total Net sales	$5,117	$5,276	$5,184
Segment Adjusted EBITDA:
Performance Coatings	$788	$838	$742
Mobility Coatings	340	278	209
Total	$1,128	$1,116	$951
Investment in unconsolidated affiliates:
Performance Coatings	$1	$2	$2
Mobility Coatings	11	9	9
Total	$12	$11	$11
(1)The Company has no intercompany sales between segments.
The following tables reconcile net sales to Segment Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,277	$1,840	$5,117
Segment cost of goods sold (1)	1,767	1,180	2,947
Other segment items (2)	722	320	1,042
Segment Adjusted EBITDA	$788	$340	$1,128

	Year Ended December 31, 2024
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,455	$1,821	$5,276
Segment cost of goods sold (1)	1,849	1,209	3,058
Other segment items (2)	768	334	1,102
Segment Adjusted EBITDA	$838	$278	$1,116

	Year Ended December 31, 2023
	Performance Coatings	Mobility Coatings	Total
Net sales	$3,408	$1,776	$5,184
Segment cost of goods sold (1)	1,898	1,233	3,131
Other segment items (2)	768	334	1,102
Segment Adjusted EBITDA	$742	$209	$951
(1)Certain amounts included in cost of goods sold on the consolidated statements of operations are excluded from Segment cost of goods sold regularly provided to the CODM.
(2)Other segment items for both segments include certain cost of goods sold not regularly provided to the CODM, selling, general and administrative expenses, other operating charges, research and development expenses, and other expense, net. Certain amounts included in Segment cost of goods sold, including depreciation, are excluded from Segment Adjusted EBITDA and are adjusted for in other segment items.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA (1):
Performance Coatings	$788	$838	$742
Mobility Coatings	340	278	209
Total	1,128	1,116	951
Interest expense, net	176	205	213
Depreciation and amortization	295	280	276
Debt extinguishment and refinancing-related costs (a)	2	5	10
Termination benefits and other employee-related costs (b)	23	67	18
Merger and acquisition-related costs (c)	32	11	3
Site closure costs (d)	6	1	7
Impairment charges (e)	—	—	15
Foreign exchange remeasurement losses (f)	15	11	23
Long-term employee benefit plan adjustments (g)	12	9	9
Stock-based compensation (h)	25	28	26
Gains on sales of assets (i)	(6)	—	—
Environmental charges (j)	2	4	—
Other adjustments (k)	—	(1)	(4)
Income before income taxes	$546	$496	$355

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or we believe are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company’s core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to the prepayment, restructuring, and refinancing of our indebtedness, which we do not consider indicative of our ongoing operating performance.

(b)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. We do not consider these amounts indicative of our ongoing operating performance.

(c)	Represents merger and acquisition-related expenses, including business combination, negotiation, documentation and integration activity, associated with both consummated and unconsummated transactions, all of which we do not consider indicative of our ongoing operating performance.

(d)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(e)	Represents impairment charges, which we do not consider indicative of our ongoing operating performance. The losses recorded during the year ended December 31, 2023 were primarily due to the decision to demolish assets at a previously closed manufacturing site during the three months ended June 30, 2023 and the then-anticipated exit of a non-core business category in the Mobility Coatings segment during the three months ended March 31, 2023.

(f)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(g)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(h)	Represents non-cash impacts associated with stock-based compensation.

(i)	Represents non-recurring income related to the sales of fixed assets.

(j)	Represents costs related to certain environmental remediation activities, which we do not consider indicative of our ongoing operating performance.

(k)	Represents costs for certain non-operational or non-cash gains, net, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Consolidated Financial Statements
(In millions, unless otherwise noted)
Geographic Area Information:
The following tables provide disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Year Ended December 31,
	2025	2024	2023
North America	$1,761	$2,014	$2,038
EMEA	1,824	1,784	1,776
Asia Pacific	902	862	781
Latin America (1)	630	616	589
Total (2)	$5,117	$5,276	$5,184
Net long-lived assets by region were as follows:

	Year Ended December 31,
	2025	2024
North America	$561	$539
EMEA	420	362
Asia Pacific	185	185
Latin America (1)	133	95
Total (3)	$1,299	$1,181
(1)Includes Mexico.
(2)Net Sales are attributed to countries based on the customer’s location. Sales to customers in China represented approximately 12%, 11% and 10% of the total for the years ended December 31, 2025, 2024 and 2023. Sales to customers in Germany represented approximately 7% of the total for the years ended December 31, 2025, 2024 and 2023. Mexico represented approximately 6% of the total for the year ended December 31, 2025 and 7% for the years ended December 31, 2024 and 2023. Brazil represented approximately 5%, 4% and 3% of the total for the years ended December 31, 2025, 2024 and 2023, respectively. Canada, which is included in the North America region, represented approximately 3% of total for the years ended December 31, 2025, 2024 and 2023.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $230 million and $204 million at December 31, 2025 and 2024, respectively. China long-lived assets amounted to approximately $156 million at December 31, 2025 and 2024. Mexico long-lived assets amounted to approximately $92 million and $63 million at December 31, 2025 and 2024, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at December 31, 2025 and 2024.
(21)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(517)	$(64)	$(1)	$(582)
Current year deferrals to AOCI	222	(8)	1	215
Reclassifications from AOCI to Net income	(17)	1	—	(16)
Net Change	205	(7)	1	199
Balance, December 31, 2025	$(312)	$(71)	$—	$(383)
The cumulative income tax expense related to the adjustments for foreign exchange at December 31, 2025 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2025 was $29 million. The cumulative income tax expense related to the adjustments for unrealized loss on derivatives at December 31, 2025 was an immaterial amount. See Note 19 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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
The cumulative income tax expense related to the adjustments for foreign exchange at December 31, 2024 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at December 31, 2024 was $27 million. The cumulative income tax benefit related to the adjustments for unrealized gain on derivatives at December 31, 2024 was immaterial. See Note 19 for classification within the consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information about the Company’s directors required by Item 10 and not otherwise set forth below is contained under the caption “Proposal No. 1: Election of Directors” in Axalta’s definitive Proxy Statement for the 2026 Annual General Meeting of Members (the “Proxy Statement”) which the Company anticipates filing with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year, and is incorporated herein by reference.
The executive officers of the Company are elected by the Board. The information required by this item concerning the Company’s executive officers is incorporated by reference herein from Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”
Axalta has an insider trading policy governing the purchase, sale and other dispositions of Axalta’s securities that applies to all personnel of Axalta and its subsidiaries, including directors, officers and employees and other covered persons, as well as Axalta itself. Axalta believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Axalta’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the captions “Corporate Governance Matters and Committees of the Board of Directors” and “Delinquent Section 16(a) Reports,” respectively, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained in the Proxy Statement under the caption “Proposal No. 2: Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm and Auditor” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The Company’s 2025 Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2)    The following Consolidated Financial Statement Schedule for the years ended December 31, 2025, 2024 and 2023 should be read in conjunction with the previously referenced financial statements:
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2025	$25	9	(5)	$29
2024	$25	9	(9)	$25
2023	$23	5	(3)	$25
(1)Deductions include uncollectible accounts written off and foreign currency translation impact.
Inventory reserve for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
2025	$17	37	(32)	$22
2024	$27	36	(46)	$17
2023	$17	49	(39)	$27
(1)Deductions include inventory written off and foreign currency translation impact.
Deferred tax asset valuation allowances for the years ended December 31:

(in millions)	Balance at Beginning of Year	Additions (1)	Deductions (1)	Balance at End of Year
2025	$250	87	—	$337
2024	$234	33	(17)	$250
2023	$194	41	(1)	$234
(1)Additions and deductions include the impact of foreign currency translation.
(a)(3)    The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Purchase Agreement, dated as of August 30, 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271) originally filed with the SEC on August 20, 2014)

2.2*
Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (n/k/a Axalta Coating Systems Ltd.) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

2.3*
Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Institutional and Management Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

2.4*
Minority Sale and Purchase Agreement related to U-POL Holdings Limited, dated as of July 6, 2021, by and between the Minority Sellers and Axalta Coating Systems UK Holding Limited and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on October 25, 2021)

2.5*
Merger Agreement, dated November 18, 2025, by and among Akzo Nobel N.V. and Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-36733) filed with the SEC on November 18, 2025)

3.1*
Amended Memorandum of Association of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

3.2*
Second Amended and Restated Bye-laws of Axalta Coating Systems Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-36733), filed with the SEC on May 3, 2018)

4.1*
Specimen Common Share Certificate (incorporated by reference to Exhibit 4.21 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

4.2*
Description of the Axalta Coating Systems Ltd.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 19, 2020)

4.3*
Indenture, dated as of June 15, 2020, by and among Axalta Coating Systems, LLC and Axalta Coating Systems Dutch Holding B.B.V., as issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on June 15, 2020)

4.4*
Indenture, dated as of November 24, 2020, by and among Axalta Coating Systems, LLC, as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 24, 2020)

4.5*
Indenture, dated as of November 17, 2023, by and among Axalta Coating Systems Dutch Holding B B.V., the guarantors named therein and Wilmington Trust, National Association, as trustee (including the form of Note) (incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K) (File No. 011-36733), filed with the SEC on November 17, 2023

10.1*
Credit Agreement, dated as of February 1, 2013, among Flash Dutch 2 B.V. (n/k/a Axalta Coating Systems Dutch Holding B B.V.) and U.S. Coatings Acquisition Inc. (n/k/a Axalta Coating Systems U.S. Holdings, Inc.), as borrowers, Flash Dutch 1 B.V. (n/k/a Axalta Coating Systems Dutch Holding A B.V.), Coatings Co. U.S. Inc. (n/k/a Axalta Coating Systems U.S., Inc.), Barclays Bank PLC, as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.2*
Second Amendment to Credit Agreement, dated as of February 3, 2014, by and among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc. (f/k/a Coatings Co. U.S. Inc.), Axalta Coating Systems Dutch Holding A B.V., and Barclays Bank PLC, as administrative agent, collateral agent and designated 2014 Specified Refinancing Term Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), originally filed with the SEC on August 20, 2014)

10.3*
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on August 2, 2016)

10.4*
Amendment No. 4 to the Credit Agreement, dated as of December 15, 2016, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on December 15, 2016)

10.5*
Amendment No. 5 to the Credit Agreement, dated as of June 1, 2017, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 1, 2017)

10.6*
Amendment No. 6 to the Credit Agreement, dated as of April 11, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on April 11, 2018)

10.7*
Amendment No. 7 to the Credit Agreement, dated as of October 31, 2018, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Dutch Holding A B.V., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Barclays Bank PLC, as administrative agent and collateral agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733), filed with the SEC on November 1, 2018)

10.8*
Amendment No. 8 to the Credit Agreement, dated as of June 28, 2019, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733), filed with the SEC on June 28, 2019).

10.9*
Amendment No. 9 to the Credit Agreement, dated as of November 10, 2020, among Axalta Coating Systems Dutch Holding B B.V. and Axalta Coating Systems U.S. Holdings, Inc., as Borrowers, Axalta Coating Systems U.S., Inc., Axalta Coating Systems Ltd., the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 18, 2021).

10.10*
Tenth Amendment to Credit Agreement, dated as of May 11, 2021, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 12, 2021)

10.11*
Eleventh Amendment to Credit Agreement and First Amendment to Amended and Restated Guaranty Agreement, dated as of December 20, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 20, 2022)

10.12*
Twelfth Amendment to Credit Agreement, dated as of July 1, 2023, executed and delivered by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on November 1, 2023

10.13*
Thirteenth Amendment to Credit Agreement, dated as of August 18, 2023, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on August 18, 2023) (the conformed Credit Agreement attached as Annex A to the Thirteenth Amendment reflects the inclusion of the amendment provisions of all thirteen amendments to the Credit Agreement)

10.14*^
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.15*^
Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.16*^
Form of Stock Option Agreement under the Axalta Coating Systems Bermuda Co., Ltd. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.17*^
Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.18*^
Form of Stock Option Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 30, 2014)

10.19*^
Form of Stock Option Award Agreement under the Axalta Coating Systems Ltd. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 28, 2016)

10.20*^
Axalta Coating Systems, LLC Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.61 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198271), filed with the SEC on October 14, 2014)

10.21*^
Form of Second Amended and Restated Executive Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733), filed with the SEC on February 22, 2018)

10.22*^
Form of Stock Option Agreement for U.S. Employees (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733), filed with the SEC on April 25, 2018)

10.23*^
Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 25, 2018)

10.24*^
Form of Indemnification and Advancement Agreement (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on July 26, 2018)

10.25*^
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2021)

10.26*^
Axalta Coating Systems Ltd. Restrictive Covenant and Severance Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on August 1, 2023)

10.27*^
Form of Performance Share Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.28*^
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on April 26, 2022)

10.29*^
Letter Agreement, dated as of November 15, 2022, between Axalta Coating Systems Ltd. and Chrishan Villavarayan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.30*^
Executive Restrictive Covenant and Severance Agreement, dated as of November 15, 2022, among Axalta Coating Systems Ltd., Axalta Coating Systems, LLC and Chrishan Villavarayan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 16, 2022)

10.31*^
Axalta Coating Systems Ltd. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 3, 2018, filed with the SEC on May 3, 2018)

10.32*^
Axalta Coating Systems Ltd. Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement (File No. 001-36733) filed with the SEC on April 25, 2023)

10.33*^
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.34*^
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.35*^
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 2, 2023)

10.36*^
Letter Agreement, dated as of July 17, 2023, between Axalta Coating Systems Ltd. and Carl Anderson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on July 19, 2023)

10.37*
Fourteenth Amendment to Credit Agreement, dated as of March 18, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on March 18, 2024)

10.38*^	Performance Share Unit Retirement Provisions (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.39*^
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EBITDA) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.40*
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.41*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 1, 2024)

10.42*
Fifteenth Amendment to Credit Agreement, dated as of June 21, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on June 24, 2024)

10.43*
Sixteenth Amendment to Credit Agreement, dated as of November 26, 2024, among Axalta Coating Systems Ltd., Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., Axalta Coating Systems U.S., Inc., certain subsidiary guarantors party thereto, certain lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on November 26, 2024)

10.44*
Seventeenth Amendment to Credit Agreement, dated as of October 28, 2025, among Axalta Coating Systems Dutch Holding B B.V., Axalta Coating Systems U.S. Holdings, Inc., certain lenders party thereto and Barclays Bank PLC, as administrative agent and a lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on October 28, 2025)

10.45*
Form of Performance Share Unit Award Agreement for U.S. Employees (Adjusted EPS) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 7, 2025)

10.46*
Form of Performance Share Unit Award Agreement for U.S. Employees (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 7, 2025)

10.47*
Form of Restricted Stock Unit Award Agreement for U.S. Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36733) filed with the SEC on May 7, 2025)

10.48*
Separation and Release Agreement, dated as of January 24, 2025, between Axalta Coating Systems Ltd. and Shelley Bausch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 7, 2025)

10.49*^	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on December 19, 2025)

10.50^	Axalta Coating Systems Ltd. Amended and Restated Restrictive Covenant and Severance Policy

19.1*
Axalta Coating Systems Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-36733) filed with the SEC on February 13, 2025)

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

97.1*
Axalta Coating Systems Ltd. Dodd-Frank Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36733) filed with the SEC on February 15, 2024)

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2026.

AXALTA COATING SYSTEMS LTD.

By:	/s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Signature	Title	Date

/s/ Chris Villavarayan	Chief Executive Officer and President and Director	February 13, 2026
Chris Villavarayan	(Principal Executive Officer)

/s/ Carl D. Anderson II	Senior Vice President and Chief Financial Officer	February 13, 2026
Carl D. Anderson II	(Principal Financial Officer)

/s/ Anthony Massey	Vice President, Finance and Chief Accounting Officer	February 13, 2026
Anthony Massey	(Principal Accounting Officer)

/s/ Rakesh Sachdev	Chair of the Board and Director	February 13, 2026
Rakesh Sachdev

/s/ Jan Bertsch	Director	February 13, 2026
Jan Bertsch

/s/ William M. Cook	Director	February 13, 2026
William M. Cook

/s/ Tyrone M. Jordan	Director	February 13, 2026
Tyrone M. Jordan

/s/ Deborah J. Kissire	Director	February 13, 2026
Deborah J. Kissire

/s/ Samuel L. Smolik	Director	February 13, 2026
Samuel L. Smolik

/s/ Kevin M. Stein	Director	February 13, 2026
Kevin M. Stein

/s/ Mary S. Zappone	Director	February 13, 2026
Mary S. Zappone