Form 10-Q
period 2026-03-31
Axalta Coating Systems Ltd.
filed 2026-04-30
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2026, there were 214,018,768 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,254	$1,262
Cost of goods sold	838	829
Selling, general and administrative expenses	200	202
Other operating charges	26	14
Research and development expenses	18	17
Amortization of acquired intangibles	26	24
Income from operations	146	176
Interest expense, net	38	44
Other expense, net	3	3
Income before income taxes	105	129
Provision for income taxes	14	30
Net income	91	99
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to common shareholders	$90	$99
Basic net income per share	$0.42	$0.45
Diluted net income per share	$0.42	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$91	$99
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(20)	62
Unrealized gain on derivatives	1	—
Unrealized gain on pension and other benefit plan obligations	1	1
Other comprehensive (loss) income, before tax	(18)	63
Income tax expense (benefit) related to items of other comprehensive income	—	(1)
Other comprehensive (loss) income, net of tax	(18)	64
Comprehensive income	73	163
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1)	2
Comprehensive income attributable to common shareholders	$74	$161

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$608	$657
Restricted cash	3	3
Accounts and notes receivable, net	1,261	1,229
Inventories	770	756
Prepaid expenses and other current assets	185	170
Total current assets	2,827	2,815
Property, plant and equipment, net	1,293	1,299
Goodwill	1,772	1,795
Identifiable intangibles, net	1,114	1,147
Other assets	552	543
Total assets	$7,558	$7,599
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$723	$637
Current portion of borrowings	20	20
Other accrued liabilities	605	712
Total current liabilities	1,348	1,369
Long-term borrowings	3,127	3,179
Accrued pensions	228	238
Deferred income taxes	175	171
Other liabilities	213	249
Total liabilities	5,091	5,206
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 255.7 and 255.1 shares issued at March 31, 2026 and December 31, 2025, respectively	256	255
Capital in excess of par	1,621	1,621
Retained earnings	2,145	2,055
Treasury shares, at cost, 41.7 shares at March 31, 2026 and December 31, 2025	(1,202)	(1,202)
Accumulated other comprehensive loss	(399)	(383)
Total Axalta shareholders’ equity	2,421	2,346
Noncontrolling interests	46	47
Total shareholders’ equity	2,467	2,393
Total liabilities and shareholders’ equity	$7,558	$7,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2025	213.4	$255	$1,621	$2,055	$(1,202)	$(383)	$47	$2,393
Comprehensive income:
Net income:	—	—	—	90	—	—	1	91
Net realized and unrealized gain on derivatives, net of tax of $0 million	—	—	—	—	—	1	—	1
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	(18)	(2)	(20)
Total comprehensive income	—	—	—	90	—	(16)	(1)	73
Recognition of stock-based compensation	—	—	7	—	—	—	—	7
Shares issued under compensation plans	0.6	1	(7)	—	—	—	—	(6)
Balance at March 31, 2026	214.0	$256	$1,621	$2,145	$(1,202)	$(399)	$46	$2,467

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
Comprehensive income:
Net income	—	—	—	99	—	—	—	99
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $1 million	—	—	—	—	—	61	2	63
Total comprehensive income	—	—	—	99	—	62	2	163
Recognition of stock-based compensation	—	—	5	—	—	—	—	5
Shares issued under compensation plans	0.5	—	(2)	—	—	—	—	(2)
Balance at March 31, 2025	218.6	$255	$1,602	$1,776	$(1,037)	$(520)	$46	$2,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$91	$99
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76	70
Amortization of deferred financing costs and original issue discount	2	2
Deferred income taxes	11	8
Realized and unrealized foreign exchange (gains) losses, net	(4)	8
Stock-based compensation	7	5
Interest income on swaps designated as net investment hedges	(3)	(3)
Other non-cash, net	2	(1)
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(32)	(18)
Inventories	(20)	(37)
Prepaid expenses and other assets	(27)	(59)
Accounts payable	90	66
Other accrued liabilities	(96)	(106)
Other liabilities	(29)	(8)
Cash provided by operating activities	68	26
Investing activities:
Acquisitions, net of cash acquired	(8)	(6)
Purchase of property, plant and equipment	(50)	(43)
Interest proceeds on swaps designated as net investment hedges	3	3
Proceeds received on loans to customers	4	1
Other investing activities, net	(2)	1
Cash used for investing activities	(53)	(44)
Financing activities:
Payments on long-term borrowings	(55)	(5)
Net cash flows associated with stock-based awards	(6)	(2)
Other financing activities, net	—	(1)
Cash used for financing activities	(61)	(8)
Decrease in cash	(46)	(26)
Effect of exchange rate changes on cash	(3)	8
Cash at beginning of period	660	596
Cash at end of period	$611	$578

Cash at end of period reconciliation:
Cash and cash equivalents	$608	$575
Restricted cash	3	3
Cash at end of period	$611	$578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders' equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries (“Axalta,” the “Company,” “we,” “our” and “us”) at March 31, 2026, the results of operations, comprehensive income, changes in shareholders' equity and cash flows for the three months ended March 31, 2026 and 2025. All intercompany balances and transactions have been eliminated.
These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
The interim unaudited condensed consolidated financial statements include the accounts of Axalta and its subsidiaries, and entities in which a controlling interest is maintained. Certain of our entities are accounted for on a one-month lag basis, the effect of which is not material.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026 or any future period(s).
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement (the “Merger Agreement”) with Akzo Nobel N.V., a public company with limited liability incorporated under the laws of the Netherlands (“AkzoNobel”), providing for the combination of the Company and AkzoNobel in an all-stock merger (the “Merger”). The combined company will be dual-headquartered in Amsterdam, the Netherlands and Philadelphia, Pennsylvania. The obligations of the Company and AkzoNobel to consummate the Merger are conditioned on the satisfaction or waiver of certain conditions, including regulatory and shareholder approval for both companies. The Company expects the transaction to close in late 2026 to early 2027.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding and issued ordinary share of the Company, par value $1.00 per share (other than any shares owned by the Company as treasury shares and any shares owned by AkzoNobel or any direct or indirect wholly owned subsidiary of AkzoNobel), will be automatically converted into the right to receive 0.6539 AkzoNobel ordinary shares, par value of €0.50 per share.
In the event of a termination of the Merger Agreement by the Company, the Company may be required to pay AkzoNobel a termination fee equal to €150 million. In the event of a termination of the Merger Agreement by AkzoNobel, AkzoNobel may be required to pay the Company a termination fee equal to €150 million.
Summary of Significant Accounting Policies Updates
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about a public business entity’s expenses and require more detailed information about the types of expenses in commonly presented expense captions, such as cost of sales, selling general and administrative expense and research and development. The new standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2024-03 on our financial statements.
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the condensed consolidated balance sheets. The contract asset balances at March 31, 2026 and December 31, 2025 were $43 million and $40 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At March 31, 2026 and December 31, 2025, the total carrying values of BIPs were $200 million and $191 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, $17 million and $15 million, respectively, was amortized net of clawbacks and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the three months ended March 31, 2026, we completed two acquisitions in our Performance Coatings segment. These acquisitions were accounted for as business combinations with consolidated aggregate consideration of $13 million, of which $8 million was paid, net of $1 million of cash acquired, during the three months ended March 31, 2026. The overall impacts to our unaudited condensed consolidated financial statements were not considered to be material. The fair value attributable to identifiable intangible assets was $6 million, comprised of customer relationship assets, which will be amortized over a weighted average term of approximately 10 years.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2025 to March 31, 2026 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2025	$1,714	$81	$1,795
Goodwill from acquisitions	6	—	6
Foreign currency translation	(28)	(1)	(29)
Balance at March 31, 2026	$1,692	$80	$1,772
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$153	$(106)	$47	11.1
Trademarks—indefinite-lived	270	—	270	Indefinite
Trademarks—definite-lived	162	(88)	74	14.1
Customer relationships	1,370	(647)	723	18.8
Total	$1,955	$(841)	$1,114

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$154	$(103)	$51	11.1
Trademarks—indefinite-lived	275	—	275	Indefinite
Trademarks—definite-lived	164	(87)	77	14.1
Customer relationships	1,375	(631)	744	18.9
Total	$1,968	$(821)	$1,147

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2026 and each of the succeeding five years is:

Remainder of 2026	$77
2027	101
2028	87
2029	83
2030	83
2031	78
(4)    RESTRUCTURING
In accordance with the applicable guidance for Accounting Standards Codification ("ASC") 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three months ended March 31, 2026 and 2025, we incurred costs of $4 million and $11 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months from March 31, 2026.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2025 to March 31, 2026:

2026 Activity
Balance at December 31, 2025	$26
Expenses, net of changes to estimates	4
Payments made	(21)
Foreign currency translation	—
Balance at March 31, 2026	$9
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At March 31, 2026 and December 31, 2025, we had outstanding Customer Obligation Guarantees of $26 million and $24 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 15. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either March 31, 2026 or December 31, 2025.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$2	$1
Interest cost	6	4
Expected return on plan assets	(3)	(2)
Amortization of actuarial loss, net	1	1
Net periodic benefit cost	$6	$4
All non-service components of net periodic benefit cost are recorded in other expense, net within the accompanying condensed consolidated statements of operations.
(7)    STOCK-BASED COMPENSATION
During the three months ended March 31, 2026 and 2025, we recognized $7 million and $5 million in stock-based compensation expense, respectively, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized tax benefits on stock-based compensation of $1 million for both of the three months ended March 31, 2026 and 2025.
2026 Activity

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2026	0.9	$32.91
Granted	0.9	$31.69
Vested	(0.4)	$32.56
Forfeited (1)	—	$33.29
Outstanding at March 31, 2026	1.4	$32.23
(1)    Activity during the three months ended March 31, 2026 rounds to zero.
Tax benefits on the vesting of restricted stock units during the three months ended March 31, 2026 were immaterial.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
At March 31, 2026, there was $35 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.8 years.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2026	1.0	$37.94
Granted (1)	0.1	$29.51
Vested	(0.4)	$33.74
Forfeited	(0.1)	$41.24
Outstanding at March 31, 2026	0.6	$39.13
(1)    Activity during the three months ended March 31, 2026 represents portions of performance share units that vested above 100% performance threshold.
Our performance share units allow for participants to vest in zero to 200% of the target number of shares granted. At March 31, 2026, there was $10 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 1.6 years. Tax benefits on the vesting of performance share units during the three months ended March 31, 2026 were immaterial.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.1 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.52, a weighted average contractual life of 2.1 years and an immaterial aggregate intrinsic value.
Cash received by the Company upon exercise of options during the three months ended March 31, 2026 was $1 million. There were immaterial tax expenses on these exercises.
(8)    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2026	2025
Foreign exchange losses, net	$2	$3
Other miscellaneous expense, net	1	—
Total	$3	$3
(9)    INCOME TAXES
Our effective income tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Effective Tax Rate	13.7%	23.0%
The lower effective tax rate for the three months ended March 31, 2026 was primarily due to the release of unrecognized tax benefits resulting from ongoing discussions with tax authorities in jurisdictions where we have open audits.
The effective tax rate for the three months ended March 31, 2026 differs from the Bermuda statutory rate due to various items that impacted the effective rate both favorably and unfavorably, including net favorable adjustments for decreases in unrecognized tax benefits. These adjustments were primarily offset by unfavorable impacts for earnings in jurisdictions where the statutory rate is higher than the Bermuda statutory rate, changes in the valuation allowance, and non-deductible expenses and interest.

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

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income to common shareholders	$90	$99
Basic weighted average shares outstanding	213.6	218.3
Diluted weighted average shares outstanding	214.6	219.4
Net income per common share (1):
Basic net income per share	$0.42	$0.45
Diluted net income per share	$0.42	$0.45
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three months ended March 31, 2026 were immaterial and for the three months ended March 31, 2025 were 0.1 million.
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

	March 31, 2026	December 31, 2025
Accounts receivable - trade, net (1)	$981	$1,014
Notes receivable	83	32
Other	197	183
Total	$1,261	$1,229
(1)    Allowance for doubtful accounts was $30 million and $29 million at March 31, 2026 and December 31, 2025, respectively.
Bad debt expense of $1 million and $3 million was included within selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.
(12)    INVENTORIES

	March 31, 2026	December 31, 2025
Finished products	$431	$431
Semi-finished products	125	122
Raw materials	179	168
Stores and supplies	35	35
Total	$770	$756
Inventory reserves were $24 million and $22 million at March 31, 2026 and December 31, 2025, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2026	December 31, 2025
Property, plant and equipment	$2,734	$2,731
Accumulated depreciation	(1,441)	(1,432)
Property, plant and equipment, net	$1,293	$1,299
Depreciation expense amounted to $33 million and $31 million for the three months ended March 31, 2026 and 2025, respectively.
(14)    SUPPLIER FINANCE PROGRAMS
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $31 million and $23 million at March 31, 2026 and December 31, 2025, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier's discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $7 million and $6 million at March 31, 2026 and December 31, 2025, respectively.
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
(15)    BORROWINGS
Borrowings are summarized as follows:

	March 31, 2026	December 31, 2025
2029 Dollar Term Loans	$1,421	$1,475
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Short-term and other borrowings	50	50
Unamortized original issue discount	(8)	(9)
Unamortized deferred financing costs	(16)	(17)
Total borrowings, net	3,147	3,199
Less:
Short-term borrowings	3	3
Current portion of long-term borrowings	17	17
Long-term debt	$3,127	$3,179
Our senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of a term loan due in 2029 (the “2029 Dollar Term Loans”) and a revolving credit facility that matures in 2029 (the “Revolving Credit Facility”) that are governed by a credit agreement (as amended, the “Credit Agreement”).
The Merger, if consummated, will constitute a “Change of Control” under the Credit Agreement. Pursuant to the Merger Agreement, AkzoNobel agreed to, in consultation with Axalta, use reasonable best efforts to obtain funds to, among other things, refinance the 2029 Dollar Term Loans prior to consummation of the Merger.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Revolving Credit Facility
At both March 31, 2026 and December 31, 2025, letters of credit issued under the Revolving Credit Facility totaled $30 million which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $770 million at both March 31, 2026 and December 31, 2025. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both March 31, 2026 and December 31, 2025.
Other Activity
During the three months ended March 31, 2026, we prepaid $50 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded an immaterial loss on extinguishment of debt for the three months ended March 31, 2026, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at March 31, 2026.

Remainder of 2026	$15
2027	521
2028	21
2029	2,079
2030	5
Thereafter	530
Total borrowings	3,171
Unamortized original issue discount	(8)
Unamortized deferred financing costs	(16)
Total borrowings, net	$3,147
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
Fair value of contingent consideration
Contingent consideration is valued using a probability-weighted expected payment method that considers the timing of expected future cash flows and the probability of whether key elements of the contingent event are completed. The fair value of contingent consideration is valued at each balance sheet date, until amounts become payable, with adjustments recorded within other operating charges in the condensed consolidated statements of operations. Due to the significant unobservable inputs used in the valuations, these liabilities are categorized within Level 3 of the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at March 31, 2026 and December 31, 2025.

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$1	$—	$1	$—	$—	$—	$—
Cross-currency swaps (2)	—	6	—	6	—	5	—	5
Other assets:
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Cross-currency swaps (2)	—	36	—	36	—	51	—	51
Contingent consideration	—	—	8	8	—	—	6	6
Other liabilities:
Cross-currency swaps (2)	—	35	—	35	—	50	—	50
Long-term borrowings:
2029 Dollar Term Loans	—	1,424	—	1,424	—	1,481	—	1,481
2027 Dollar Senior Notes	—	497	—	497	—	501	—	501
2029 Dollar Senior Notes	—	664	—	664	—	674	—	674
2031 Dollar Senior Notes	—	524	—	524	—	527	—	527
(1)    Cash flow hedge
(2)    Net investment hedge
The table below presents a roll forward of activity for the Level 3 liabilities for the three months ended March 31, 2026.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2025	$6
Contingent consideration from business acquisitions	2
Ending balance at March 31, 2026	$8
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
The following table sets forth the locations and amounts recognized during the three months ended March 31, 2026 and 2025 for the Company's cash flow and net investment hedges.

		Three Months Ended March 31,
		2026		2025
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$(1)	$—	$—	$—
Cross-currency swaps	Interest expense, net	(34)	(4)	20	(5)
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
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended March 31,
		2026	2025
Foreign currency forward contracts	Other expense, net	$6	$(5)
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
Through our Performance Coatings segment, we provide high-quality liquid and powder coatings solutions to both large regional and global customers and to a fragmented and local customer base. These customers comprise independent or multi-shop operator body shops as well as a wide variety of industrial manufacturers. We are one of only a few suppliers with the technology to provide precise color matching and highly durable coatings systems. The end-markets and reporting units within this segment are refinish and industrial.
Through our Mobility Coatings segment, we provide coatings technologies for light vehicle and commercial vehicle original equipment manufacturers (“OEMs”). These global customers are faced with evolving megatrends in electrification, sustainability, personalization and autonomous driving that require a high level of technical expertise. The OEMs require efficient, environmentally responsible coatings systems that can be applied with a high degree of precision, consistency and speed. The end-markets and reporting units within this segment are light vehicle and commercial vehicle.

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

	Three Months Ended March 31,
	2026	2025
Net sales (1):
Refinish	$498	$511
Industrial	304	311
Total Net sales Performance Coatings	802	822
Light Vehicle	349	340
Commercial Vehicle	103	100
Total Net sales Mobility Coatings	452	440
Total Net sales	$1,254	$1,262
Segment Adjusted EBITDA:
Performance Coatings	180	197
Mobility Coatings	79	73
Total	$259	$270

	March 31, 2026	December 31, 2025
Investment in unconsolidated affiliates:
Performance Coatings	$2	$2
Mobility Coatings	10	10
Total	$12	$12
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following tables reconcile net sales to Segment Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2026
	Performance Coatings	Mobility Coatings	Total
Net sales	$802	$452	$1,254
Segment cost of goods sold (1)	445	290	735
Other segment items (2)	177	83	260
Segment Adjusted EBITDA	$180	$79	$259

	Three Months Ended March 31, 2025
	Performance Coatings	Mobility Coatings	Total
Net sales	$822	$440	$1,262
Segment cost of goods sold (1)	440	288	728
Other segment items (2)	185	79	264
Segment Adjusted EBITDA	$197	$73	$270
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA (1):
Performance Coatings	$180	$197
Mobility Coatings	79	73
Total	259	270
Interest expense, net	38	44
Depreciation and amortization	76	70
Termination benefits and other employee-related costs (a)	4	11
Merger and acquisition-related costs (b)	22	2
Site closure costs (c)	—	3
Foreign exchange remeasurement losses (d)	2	3
Long-term employee benefit plan adjustments (e)	4	3
Stock-based compensation (f)	7	5
Other adjustments (g)	1	—
Income before income taxes	$105	$129

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or the Company believes are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. We do not consider these amounts indicative of our ongoing operating performance.

(b)	Represents merger and acquisition-related expenses, including costs related to financial, tax and legal advisory services, associated with both consummated and unconsummated transactions, all of which we do not consider indicative of our ongoing operating performance.

(c)	Represents costs related to the closure of certain manufacturing sites, which we do not consider indicative of our ongoing operating performance.

(d)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(e)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(f)	Represents non-cash impacts associated with stock-based compensation.

(g)	Represents costs for certain non-operational or non-cash losses, net, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Geographic Area Information:
The following tables provide disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Three Months Ended March 31,
	2026	2025
North America	$400	$458
EMEA	488	446
Asia Pacific	212	215
Latin America (1)	154	143
Total (2)	$1,254	$1,262
Net long-lived assets by region were as follows:

	March 31, 2026	December 31, 2025

North America	$556	$561
EMEA	416	420
Asia Pacific	185	185
Latin America (1)	136	133
Total (3)	$1,293	$1,299
(1)Includes Mexico.
(2)Net sales are attributed to countries based on the customer's location. Net sales to customers in China represented approximately 11% and 12% of the total net sales for the three months ended March 31, 2026 and 2025, respectively. Germany represented approximately 8% and 7% of the total for the three months ended March 31, 2026 and 2025, respectively. Mexico represented approximately 6% of the total for the three months ended March 31, 2026 and 2025. Brazil represented approximately 5% and 4% of the total net sales for the three months ended March 31, 2026 and 2025, respectively. Canada, which is included in the North America region, represented approximately 3% and 4% of the total for the three months ended March 31, 2026 and 2025, respectively.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $229 million and $230 million at March 31, 2026 and December 31, 2025, respectively. China long-lived assets amounted to approximately $157 million and $156 million at March 31, 2026 and December 31, 2025, respectively. Mexico long-lived assets amounted to approximately $94 million and $92 million at March 31, 2026 and December 31, 2025, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at both March 31, 2026 and December 31, 2025.
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(312)	$(71)	$—	$(383)
Current year deferrals to AOCI	(14)	—	1	(13)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(18)	1	1	(16)
Balance, March 31, 2026	$(330)	$(70)	$1	$(399)
The cumulative income tax expense related to the adjustments for foreign exchange at March 31, 2026 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at March 31, 2026 was $29 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at March 31, 2026 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the condensed notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “expect,” “expects,” “expected,” “believe,” “intended,” “estimate,” “estimated,” “designed to,” “likely,” “could,” “would,” “may,” “will,” “future” and “plans,” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including related to any new or existing tariffs imposed by the U.S. and any retaliatory actions from other countries, geopolitical (including the current conflict in the Middle East and related effects on commodity prices) and technological factors outside of our control, as well as risks related to the proposed Merger with AkzoNobel (including our ability to consummate the Merger and realize the anticipated benefits thereof), execution of, and assumptions underlying, our tariff mitigation strategies, capital allocation strategy and future share repurchases (if any), our previously-announced global transformation initiative (the “2024 Transformation Initiative”), and our previously-announced three-year 2024-2026 strategy, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents that we have filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 42 manufacturing facilities, four technology centers, 50 customer training centers and approximately 12,300 team members allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales decreased 0.6%, including a 5.7% benefit from favorable foreign currency translation, for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The decreased net sales were driven by lower sales volumes of 6.2%, furthered by lower average selling prices and unfavorable product mix of 1.1%, partially offset by contributions of 1.0% from acquisitions completed during 2025 and 2026 in the Performance Coatings segment (the “Recent Acquisitions”). The following trends impacted our segment net sales performance for the three months ended March 31, 2026:
•Performance Coatings: Net sales decreased 2.4% for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The decreased net sales were driven by lower sales volumes of 7.9%, furthered by lower average selling prices and unfavorable product mix of 1.8%, partially offset by contributions of 1.6% from the Recent Acquisitions and favorable foreign currency translation of 5.7% driven by fluctuations of the Euro and Mexican Peso, in each case compared to the U.S. Dollar.
•Mobility Coatings: Net sales increased 2.8% for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increased net sales were driven by favorable foreign currency translation of 5.8% driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar, and furthered by higher average selling prices and favorable product mix of 0.1%, partially offset by lower sales volumes of 3.1%.
Our business serves four end-markets globally with net sales for the three months ended March 31, 2026 and 2025, as follows:

(In millions)	Three Months Ended March 31,		2026 vs 2025
	2026	2025	% change
Performance Coatings
Refinish	$498	$511	(2.7)%
Industrial	304	311	(2.0)%
Total Net sales Performance Coatings	802	822	(2.4)%
Mobility Coatings
Light Vehicle	349	340	2.9%
Commercial Vehicle	103	100	2.5%
Total Net sales Mobility Coatings	452	440	2.8%
Total Net sales	$1,254	$1,262	(0.6)%
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement with AkzoNobel, providing for the combination of the Company and AkzoNobel in an all-stock merger. See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Middle East Conflict
The conflict in the Middle East within Iran has increased the level of economic and political uncertainty globally. While our operations in the Middle East region do not constitute a material portion of our business, a significant escalation or expansion of economic disruption, countries subject to sanctions or the conflict's current scope, or a prolonged continuation of the conflict’s current scope, could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader global economic impact on commodities from the current conflict, including the price and supply of raw materials, transportation costs and utilities, among others.
Capital and Liquidity Highlights
During the three months ended March 31, 2026, we prepaid $50 million of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

FACTORS AFFECTING OUR OPERATING RESULTS
There have been no changes in the factors affecting our operating results previously disclosed under such heading in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results of operations summarized and analyzed below may not necessarily reflect what will occur in the future.
Net sales

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Net sales	$1,254	$1,262	$(8)	(0.6)%
Volume effect				(6.2)%
Price/Mix effect				(1.1)%
Exchange rate effect				5.7%
Impact of the Recent Acquisitions				1.0%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Net sales decreased primarily due to the following:
● Lower sales volumes driven primarily by North America Performance Coatings
● Lower average selling prices and unfavorable product mix primarily in Performance Coatings
Partially offset by:
● Favorable impacts of currency translation driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Cost of sales

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Cost of sales	$838	$829	$9	1.1%
% of net sales	66.8%	65.7%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Cost of sales increased primarily due to the following:
● Unfavorable impacts of currency translation of 5.3% driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
● Increased freight costs
Partially offset by:
● Lower sales volumes driven primarily by North America Performance Coatings
● Lower variable input costs
Cost of sales as a percentage of net sales increased primarily due to the following:
● Lower average selling prices and unfavorable product mix primarily in Performance Coatings
● Increased freight costs
Partially offset by:
● Lower variable input costs

Selling, general and administrative expenses

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$200	$202	$(2)	(1.0)%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Selling, general and administrative expenses decreased primarily due to the following:
● Lower operating expenses, inclusive of contributions from savings initiatives
Partially offset by:
● Unfavorable impacts of currency translation of 5.4% due primarily to fluctuations of the Euro, Mexican Peso and Chinese Yuan, in each case compared to the U.S. Dollar
● Contributions from the recent acquisitions
Other operating charges

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Other operating charges	$26	$14	$12	85.7%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Other operating charges increased primarily due to the following:
● Increase of $20 million in merger and acquisition-related costs, primarily driven by the Merger with AkzoNobel
Partially offset by:
● Decrease of $7 million in termination benefits and other employee-related costs primarily as a result of significantly higher costs associated with the 2024 Transformation Initiative in the prior year period

Research and development expenses

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Research and development expenses	$18	$17	$1	5.9%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

● Research and development expenses remained generally consistent and impacts of currency translation were immaterial compared to the prior year period
Amortization of acquired intangibles

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Amortization of acquired intangibles	$26	$24	$2	8.3%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Amortization of acquired intangibles increased primarily due to the following:
● Increased amortization of $1 million associated with assets acquired in the past 12 months
● Unfavorable impacts of currency translation of 4.2% due primarily to fluctuations of the Euro, compared to the U.S. Dollar

Interest expense, net

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Interest expense, net	$38	$44	$(6)	(13.6)%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Interest expense, net decreased primarily due to the following:
● Favorable impact attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
Other expense, net

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Other expense, net	$3	$3	$—	—%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

● Other expense, net remained generally consistent and impacts of currency translation were immaterial when compared to the prior year period.
Provision for income taxes

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$105	$129
Provision for income taxes	14	30
Statutory income tax rate	15.0%	15.0%
Effective tax rate	13.7%	23.0%
Effective tax rate vs. statutory income tax rate	(1.3)%	8.0%

	(Favorable) Unfavorable Impact
	Three Months Ended March 31,
Items impacting the effective tax rate vs. statutory income tax rate	2026	2025
Earnings generated in jurisdictions where the income tax rate is different from the statutory rate (1)	$3	$2
Changes in valuation allowance (2)	4	8
Foreign exchange losses, net	(2)	(1)
Non-deductible expenses and interest	7	1
Changes in unrecognized tax benefits (3)	(14)	(1)
(1)    For the three months ended March 31, 2026, earnings generated in jurisdictions where the statutory rate is different from the Bermuda rate is primarily related to earnings in Brazil, Germany, and the United States. For the three months ended March 31, 2025, earnings generated in jurisdictions where the statutory rate is different from the Bermuda statutory tax rate is primarily related to earnings in the United States and Switzerland.
(2)    Changes in valuation allowance primarily relate to operations in Luxembourg, the Netherlands, and the United Kingdom.
(3)    During the three months ended March 31, 2026, the Company recorded a tax benefit of $15 million related to the release of unrecognized tax benefits resulting from ongoing discussions with tax authorities in jurisdictions where we have open audits.
SEGMENT RESULTS
The Company's products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Performance Coatings Segment

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Net sales	$802	$822	$(20)	(2.4)%
Volume effect				(7.9)%
Price/Mix effect				(1.8)%
Exchange rate effect				5.7%
Impact of the Recent Acquisitions				1.6%

Adjusted EBITDA	$180	$197	$(17)	(9.3)%
Adjusted EBITDA Margin	22.4%	24.1%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Net sales decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to unfavorable macro trends in North America
● Lower average selling prices and product mix in the refinish end-market
Partially offset by:
● Favorable impacts of currency translation due primarily to fluctuations of the Euro and Mexican Peso, in each case, compared to the U.S. Dollar
● Contributions from the Recent Acquisitions

Adjusted EBITDA and Adjusted EBITDA margin decreased primarily due to the following:
● Lower sales volumes across both end-markets due primarily to unfavorable macro trends in North America
● Lower average selling prices and product mix in the refinish end-market
Partially offset by:
● Favorable impacts of currency translation due primarily to fluctuations of the Euro, Mexican Peso and Swiss Franc, in each case, compared with the U.S. Dollar
● Contributions from the Recent Acquisitions
● Lower operating expenses, inclusive of contributions from savings initiatives
● Lower variable input costs

Mobility Coatings Segment

	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Net sales	$452	$440	$12	2.8%
Exchange rate effect				5.8%
Price/Mix effect				0.1%
Volume effect				(3.1)%

Adjusted EBITDA	$79	$73	$6	9.0%
Adjusted EBITDA Margin	17.5%	16.5%
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
Partially offset by:
● Lower sales volumes across both end-markets

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Lower variable input costs
● Favorable impacts of currency translation driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
● Lower operating expenses, inclusive of contributions from cost savings initiatives
Partially offset by:
● Lower sales volumes across both end-markets
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At March 31, 2026, availability under the Revolving Credit Facility was $770 million, net of $30 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the “Senior Notes”). Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $63 million at March 31, 2026.
We, or our affiliates, at any time and from time to time, may purchase shares of our common stock or the Senior Notes, and may prepay our 2029 Dollar Term Loans or other indebtedness. Any such purchases of our common stock or Senior Notes may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemptions, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine. Our 2027 Dollar Senior Notes have a principal amount of $500 million, bear interest at 4.750% and are due on June 15, 2027. Considering current market interest rates and the proposed merger with AkzoNobel, we may intentionally not repay or refinance these Senior Notes prior to June 15, 2026 which would require these 2027 Dollar Senior Notes to be classified as current liabilities on our condensed consolidated balance sheets beginning with the period ending June 30, 2026. Regardless of this decision, we expect to repay or refinance the 2027 Dollar Senior Notes prior to or on their maturity date.
We have various supplier finance programs in place around the world. We partner with large banking institutions and utilize these programs to enhance our liquidity profile. Depending on the program, the liabilities under the program are classified either as accounts payable or current portion of borrowings on our unaudited condensed consolidated balance sheets. Our supplier finance programs are more fully described in Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by (used for):
Operating activities:
Net income	$91	$99
Depreciation and amortization	76	70
Amortization of deferred financing costs and original issue discount	2	2
Deferred income taxes	11	8
Realized and unrealized foreign exchange (gains) losses, net	(4)	8
Stock-based compensation	7	5
Interest income on swaps designated as net investment hedges	(3)	(3)
Other non-cash, net	2	(1)
Net income adjusted for non-cash items	182	188
Changes in operating assets and liabilities	(114)	(162)
Operating activities	68	26
Investing activities	(53)	(44)
Financing activities	(61)	(8)
Effect of exchange rate changes on cash	(3)	8
Net decrease in cash	$(49)	$(18)
Three months ended March 31, 2026
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $68 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $182 million. This was partially offset by changes in operating assets and liabilities of $114 million, for which the most significant drivers were decreases in other accrued liabilities of $96 million as well as increases in accounts and notes receivable, prepaid expenses and other assets and inventories of $32 million, $27 million and $20 million, respectively. These outflows were driven primarily by seasonal cash payments for variable incentive compensation, payments of BIPs and rebates, timing of collections from customers and decreased sales volumes. These outflows were partially offset by increases in accounts payable of $90 million driven by the timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities for the three months ended March 31, 2026 was $53 million. The primary uses were for purchases of property, plant and equipment of $50 million and business acquisitions of $8 million, partially offset by $4 million of payments received on customer loans and $3 million from interest proceeds from swaps designated as net investment hedges, which are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Net Cash Used for Financing Activities
Net cash used for financing activities for the three months ended March 31, 2026 was $61 million. The primary use was for prepayments of $50 million of the outstanding principal amount of the 2029 Dollar Term Loans, cash outflows of $6 million primarily due to stock-based compensation withholding tax settlements and contractual debt repayments of $5 million.
Other Impacts on Cash
Currency exchange impacts on cash for the three months ended March 31, 2026 were unfavorable by $3 million, which was driven primarily by fluctuations of the Euro and Indian Rupee, partially offset by fluctuations in the Brazilian Real, in each case compared to the U.S. Dollar.

Three months ended March 31, 2025
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $26 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $188 million. This was partially offset by changes in operating assets and liabilities of $162 million, for which the most significant drivers were decreases in other accrued liabilities of $106 million, as well as increases in prepaid expenses and other assets, inventories and accounts and notes receivable of $59 million, $37 million and $18 million, respectively. These outflows were driven primarily by seasonal cash payments for variable incentive compensation, payments of BIPs and rebates, increased production and timing of collections from customers. These outflows were partially offset by increases in accounts payable of $66 million driven by the timing of payments to vendors.
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
Financial Condition
We had cash and cash equivalents at March 31, 2026 and December 31, 2025 of $608 million and $657 million, respectively. Of these balances, $489 million and $555 million were maintained in non-U.S. jurisdictions as of March 31, 2026 and December 31, 2025, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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
Our indebtedness, including the Senior Secured Credit Facilities, Senior Notes and short-term borrowings, is more fully described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $770 million at both March 31, 2026 and December 31, 2025, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.

Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 6 and Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company's contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The preparation of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates and judgments on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

10.1^	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS - Inline XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101	SCH - Inline XBRL Taxonomy Extension Schema Document

101	CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

101	LAB - Inline XBRL Taxonomy Extension Label Linkbase Document

101	PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Denotes management contract or compensatory plan or arrangement.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

AXALTA COATING SYSTEMS LTD.

Date:	April 30, 2026	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 30, 2026	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By: /s/ Anthony Massey
Anthony Massey
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)