Form 10-Q
period 2026-06-30
Axalta Coating Systems Ltd.
filed 2026-07-29
CIK 1616862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Non-accelerated filer ☐ Accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2026, there were 214,019,997 shares of the registrant’s common shares outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,346	$1,305	$2,600	$2,567
Cost of goods sold	881	848	1,719	1,677
Selling, general and administrative expenses	213	208	413	410
Other operating charges	42	12	68	26
Research and development expenses	18	20	36	37
Amortization of acquired intangibles	25	24	51	48
Income from operations	167	193	313	369
Interest expense, net	37	45	75	89
Other (income) expense, net	(4)	5	(1)	8
Income before income taxes	134	143	239	272
Provision for income taxes	45	33	59	63
Net income	89	110	180	209
Less: Net income attributable to noncontrolling interests	—	1	1	1
Net income attributable to common shareholders	$89	$109	$179	$208
Basic net income per share	$0.42	$0.50	$0.84	$0.96
Diluted net income per share	$0.41	$0.50	$0.84	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$89	$110	$180	$209
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3	128	(17)	190
Unrealized gain on derivatives	1	—	2	—
Unrealized gain on pension and other benefit plan obligations	1	1	2	2
Other comprehensive income (loss), before tax	5	129	(13)	192
Income tax (benefit) related to items of other comprehensive income	—	(7)	—	(8)
Other comprehensive income (loss), net of tax	5	136	(13)	200
Comprehensive income	94	246	167	409
Less: Comprehensive income attributable to noncontrolling interests	1	—	—	2
Comprehensive income attributable to common shareholders	$93	$246	$167	$407

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$633	$657
Restricted cash	3	3
Accounts and notes receivable, net	1,345	1,229
Inventories	806	756
Prepaid expenses and other current assets	203	170
Total current assets	2,990	2,815
Property, plant and equipment, net	1,300	1,299
Goodwill	1,767	1,795
Identifiable intangibles, net	1,086	1,147
Other assets	556	543
Total assets	$7,699	$7,599
Liabilities, Shareholders’ Equity
Current liabilities:
Accounts payable	$769	$637
Current portion of borrowings	519	20
Other accrued liabilities	662	712
Total current liabilities	1,950	1,369
Long-term borrowings	2,549	3,179
Accrued pensions	228	238
Deferred income taxes	197	171
Other liabilities	206	249
Total liabilities	5,130	5,206
Commitments and contingent liabilities (Note 5)
Shareholders’ equity:
Common shares, $1.00 par, 1,000.0 shares authorized, 255.7 and 255.1 shares issued at June 30, 2026 and December 31, 2025, respectively	256	255
Capital in excess of par	1,629	1,621
Retained earnings	2,234	2,055
Treasury shares, at cost, 41.7 shares at both June 30, 2026 and December 31, 2025	(1,202)	(1,202)
Accumulated other comprehensive loss	(395)	(383)
Total Axalta shareholders’ equity	2,522	2,346
Noncontrolling interests	47	47
Total shareholders’ equity	2,569	2,393
Total liabilities and shareholders’ equity	$7,699	$7,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2025	213.4	$255	$1,621	$2,055	$(1,202)	$(383)	$47	$2,393
Comprehensive income:
Net income:	—	—	—	90	—	—	1	91
Net realized and unrealized gain on derivatives, net of tax of $0 million	—	—	—	—	—	1	—	1
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	(18)	(2)	(20)
Total comprehensive income	—	—	—	90	—	(16)	(1)	73
Recognition of stock-based compensation	—	—	7	—	—	—	—	7
Shares issued under compensation plans	0.6	1	(7)	—	—	—	—	(6)
Balance at March 31, 2026	214.0	$256	$1,621	$2,145	$(1,202)	$(399)	$46	$2,467
Comprehensive income:
Net income	—	—	—	89	—	—	—	89
Net realized and unrealized gain on derivatives, net of tax of $0 million	—	—	—	—	—	1	—	1
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax of $0 million	—	—	—	—	—	2	1	3
Total comprehensive income	—	—	—	89	—	4	1	94
Recognition of stock-based compensation	—	—	8	—	—	—	—	8
Balance at June 30, 2026	214.0	$256	$1,629	$2,234	$(1,202)	$(395)	$47	$2,569

	Common Stock
	Number of Shares	Par/Stated Value	Capital In Excess Of Par	Retained Earnings	Treasury Shares, at cost	Accumulated Other Comprehensive Loss	Non controlling Interests	Total
Balance at December 31, 2024	218.1	$255	$1,599	$1,677	$(1,037)	$(582)	$44	$1,956
Comprehensive income:
Net income	—	—	—	99	—	—	—	99
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $1 million	—	—	—	—	—	61	2	63
Total comprehensive income	—	—	—	99	—	62	2	163
Recognition of stock-based compensation	—	—	5	—	—	—	—	5
Shares issued under compensation plans	0.5	—	(2)	—	—	—	—	(2)
Balance at March 31, 2025	218.6	$255	$1,602	$1,776	$(1,037)	$(520)	$46	$2,122
Comprehensive income:
Net income	—	—	—	109	—	—	1	110
Long-term employee benefit plans, net of tax of $0 million	—	—	—	—	—	1	—	1
Foreign currency translation, net of tax benefit of $7 million	—	—	—	—	—	136	(1)	135
Total comprehensive income	—	—	—	109	—	137	—	246
Recognition of stock-based compensation	—	—	8	—	—	—	—	8
Common stock purchases	(2.0)	—	—	—	(65)	—	—	(65)
Balance at June 30, 2025	216.6	$255	$1,610	$1,885	$(1,102)	$(383)	$46	$2,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXALTA COATING SYSTEMS LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$180	$209
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	152	144
Amortization of deferred financing costs and original issue discount	4	4
Deferred income taxes	25	11
Realized and unrealized foreign exchange (gains) losses, net	(5)	29
Stock-based compensation	15	13
Interest income on swaps designated as net investment hedges	(6)	(7)
Other non-cash, net	3	6
Changes in operating assets and liabilities:
Trade accounts and notes receivable	(109)	(47)
Inventories	(53)	(56)
Prepaid expenses and other assets	(58)	(89)
Accounts payable	139	65
Other accrued liabilities	(40)	(111)
Other liabilities	(27)	(3)
Cash provided by operating activities	220	168
Investing activities:
Acquisitions, net of cash acquired	(8)	(6)
Purchase of property, plant and equipment	(98)	(88)
Interest proceeds on swaps designated as net investment hedges	6	7
Proceeds received on loans to customers	5	4
Other investing activities, net	(2)	—
Cash used for investing activities	(97)	(83)
Financing activities:
Payments on long-term borrowings	(135)	(10)
Purchases of common stock	—	(65)
Net cash flows associated with stock-based awards	(6)	(2)
Other financing activities, net	(2)	(1)
Cash used for financing activities	(143)	(78)
(Decrease) increase in cash	(20)	7
Effect of exchange rate changes on cash	(4)	25
Cash at beginning of period	660	596
Cash at end of period	$636	$628

Cash at end of period reconciliation:
Cash and cash equivalents	$633	$625
Restricted cash	3	3
Cash at end of period	$636	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the financial position and shareholders’ equity of Axalta Coating Systems Ltd., a Bermuda exempted company limited by shares, and its consolidated subsidiaries (“Axalta,” the “Company,” “we,” “our” and “us”) at June 30, 2026, the results of operations, comprehensive income and changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months then ended. All intercompany balances and transactions have been eliminated.
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026 or any future period(s).
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement (the “Original Merger Agreement”) with Akzo Nobel N.V., a public company with limited liability incorporated under the laws of the Netherlands (“AkzoNobel”), providing for the combination of the Company and AkzoNobel in an all-stock merger (the “Merger”). The combined company (“MergeCo”) will be dual-headquartered in Amsterdam, the Netherlands and Philadelphia, Pennsylvania. The obligations of the Company and AkzoNobel to consummate the Merger are conditioned on the satisfaction or waiver of certain conditions, including regulatory and shareholder approval for both companies. The shareholder vote for approval is scheduled for August 5, 2026. The Company expects the transaction to close in late 2026 to early 2027.
On May 27, 2026, the Company and AkzoNobel entered into Amendment No. 1 to the Merger Agreement (the “First Amendment”) to, among other things, implement certain changes intended to optimize the tax integration of Axalta and AkzoNobel and provide that any of the independent directors to be jointly nominated by Axalta and AkzoNobel to the MergeCo Board of Directors (the “MergeCo Board”) will, to the extent designated by Axalta and AkzoNobel after the date of the first publication of AkzoNobel’s or Axalta’s special meeting materials, either (a) be appointed as a temporary replacement director effective as of closing of the Merger until his or her appointment as a director at a general meeting of MergeCo’s shareholders following closing of the Merger to serve as a director until the first annual general meeting of MergeCo’s shareholders held after the third anniversary of closing of the Merger or (b) be nominated for appointment as members of the MergeCo Board in any subsequent general meeting of AkzoNobel prior to closing of the Merger.
On July 23, 2026, the Company, AkzoNobel and the other parties party thereto, entered into Amendment No. 2 to the Merger Agreement (the “Second Amendment”; the Original Merger Agreement as amended by the First Amendment and the Second Amendment is referred to herein as the “Merger Agreement”) to provide for (i) annual re-election of all MergeCo directors following the initial three-year period after closing of the Merger and (ii) a revised approval threshold applicable during the initial three-year period after closing of the Merger of two-thirds of MergeCo non-executive directors for (a) any proposal to the general meeting regarding the appointment and dismissal of MergeCo directors, (b) the appointment and removal of the CEO, Deputy CEO and CFO, (c) designation of the Chair and Vice Chair titles and (d) amendments to the remuneration policy.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Summary of Significant Accounting Policies Updates
Accounting Guidance and Disclosure Rules Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about a public business entity’s expenses and require more detailed information about the types of expenses in commonly presented expense captions, such as cost of sales, selling, general and administrative expense and research and development. The new standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2024-03 on our financial statements.
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
(2)    REVENUE
Consideration for products in which control has transferred to our customers that is conditional on something other than the passage of time is recorded as a contract asset within prepaid expenses and other current assets in the condensed consolidated balance sheets. The contract asset balances at June 30, 2026 and December 31, 2025 were $43 million and $40 million, respectively.
We provide certain customers with incremental up-front consideration, subject to clawback provisions, including Business Incentive Plan assets (“BIPs”), which is capitalized as a component of other assets and amortized over the estimated life of the contractual arrangement as a reduction of net sales. We do not receive a distinct service or good in return for these BIPs, but rather receive volume commitments and/or sole supplier status from our customers over the life of the contractual arrangements, which approximates a five-year weighted average useful life. The termination clauses in these contractual arrangements generally include standard clawback provisions that are designed to enable us to collect monetary damages in the event of a customer's failure to meet its commitments under the relevant contract. At June 30, 2026 and December 31, 2025, the total carrying values of BIPs were $208 million and $191 million, respectively, and are presented within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2026 and 2025, $17 million, $34 million, $16 million and $31 million, respectively, was amortized net of clawbacks and reflected as reductions of net sales in the condensed consolidated statements of operations.
See Note 17 for disaggregated net sales by end-market.
(3)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
During the six months ended June 30, 2026, we completed two acquisitions in our Performance Coatings segment. These acquisitions were accounted for as business combinations with consolidated aggregate consideration of $13 million, of which $8 million was paid, net of $1 million of cash acquired, during the six months ended June 30, 2026. The overall impacts to our unaudited condensed consolidated financial statements were not considered to be material. The fair value attributable to identifiable intangible assets was $6 million, pertaining to customer relationship assets, which will be amortized over a weighted average term of approximately 10 years.
Goodwill
The following table shows changes in the carrying amount of goodwill from December 31, 2025 to June 30, 2026 by reportable segment:

	Performance Coatings	Mobility Coatings	Total
Balance at December 31, 2025	$1,714	$81	$1,795
Goodwill from acquisitions	6	—	6
Foreign currency translation	(32)	(2)	(34)
Balance at June 30, 2026	$1,688	$79	$1,767

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Identifiable Intangible Assets
The following tables summarize the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class:

June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$153	$(109)	$44	11.1
Trademarks—indefinite-lived	268	—	268	Indefinite
Trademarks—definite-lived	161	(91)	70	14.1
Customer relationships	1,369	(665)	704	18.8
Total	$1,951	$(865)	$1,086

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted average amortization periods (years)
Technology	$154	$(103)	$51	11.1
Trademarks—indefinite-lived	275	—	275	Indefinite
Trademarks—definite-lived	164	(87)	77	14.1
Customer relationships	1,375	(631)	744	18.9
Total	$1,968	$(821)	$1,147
The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2026 and each of the succeeding five years is:

Remainder of 2026	$51
2027	101
2028	87
2029	83
2030	82
2031	78
(4)    RESTRUCTURING
In accordance with the applicable guidance for Accounting Standards Codification (“ASC”) 712, Nonretirement Postemployment Benefits, we accounted for termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
During the three and six months ended June 30, 2026 and 2025, we incurred costs of $2 million, $6 million, $9 million and $20 million, respectively, for termination benefits, net of changes in estimates. The majority of our termination benefits are recorded within other operating charges in the condensed consolidated statements of operations. The remaining payments associated with these actions are expected to be substantially completed within 12 months from June 30, 2026.
The following table summarizes the activity related to the termination benefit reserves and expenses from December 31, 2025 to June 30, 2026:

2026 Activity
Balance at December 31, 2025	$26
Expenses, net of changes to estimates	6
Payments made	(25)
Balance at June 30, 2026	$7

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(5)    COMMITMENTS AND CONTINGENCIES
Guarantees
We guarantee certain of our customers’ obligations to third parties, whereby any default by our customers on their obligations could force us to make payments to the applicable creditors ("Customer Obligation Guarantees"). At June 30, 2026 and December 31, 2025, we had outstanding Customer Obligation Guarantees of $25 million and $24 million, respectively, excluding certain outstanding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility discussed further in Note 15. Excluding Customer Obligation Guarantees secured by letters of credit under the Revolving Credit Facility, substantially all of our Customer Obligation Guarantees do not have specified expiration dates. We monitor the Customer Obligation Guarantees to evaluate whether we have a liability at the balance sheet date. We did not have any liabilities related to our outstanding Customer Obligation Guarantees recorded at either June 30, 2026 or December 31, 2025.
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
(6)    LONG-TERM EMPLOYEE BENEFITS
Components of Net Periodic Benefit Cost
The following table sets forth the pre-tax components of net periodic benefit costs for our defined benefit plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Net periodic benefit cost:
Service cost	$1	$2	$3	$3
Interest cost	5	5	11	9
Expected return on plan assets	(2)	(3)	(5)	(5)
Amortization of actuarial loss, net	1	1	2	2
Net periodic benefit cost	$5	$5	$11	$9
All non-service components of net periodic benefit cost are recorded in other (income) expense, net within the accompanying condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(7)    STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2026 and 2025, we recognized $8 million, $15 million, $8 million and $13 million in stock-based compensation expense, respectively, which was allocated between cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations. We recognized immaterial tax benefits on stock-based compensation for both the three and six months ended June 30, 2026 and 2025.
2026 Activity

Restricted Stock Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2026	0.9	$32.91
Granted	0.9	$31.68
Vested	(0.4)	$32.56
Forfeited (1)	—	$33.38
Outstanding at June 30, 2026	1.4	$32.22
(1)    Activity during the six months ended June 30, 2026 rounds to zero.
At June 30, 2026, there was $29 million of unamortized expense relating to unvested restricted stock units that is expected to be amortized over a weighted average period of 1.6 years. Tax benefits on the vesting of restricted stock units during the six months ended June 30, 2026 were immaterial.

Performance Share Units	Units (in millions)	Weighted Average Fair Value
Outstanding at January 1, 2026	1.0	$37.94
Granted (1)	0.1	$29.51
Vested	(0.4)	$33.74
Forfeited	(0.1)	$41.12
Outstanding at June 30, 2026	0.6	$39.13
(1)    Activity during the six months ended June 30, 2026 represents portions of performance share units that vested above the 100% performance threshold.
Our performance share units allow for participants to vest in zero to 200% of the target number of shares granted. At June 30, 2026, there was $8 million of unamortized expense relating to unvested performance share units that is expected to be amortized over a weighted average period of 1.4 years. Tax benefits on the vesting of performance share units during the six months ended June 30, 2026 were immaterial.
Stock Options
The Black-Scholes option pricing model was used to estimate the fair values for options as of their grant date. There have been no options granted since 2019. There are currently 0.1 million options outstanding, all of which are vested and exercisable, with an average exercise price of $28.52, a weighted average contractual life of 1.8 years and a $1 million aggregate intrinsic value.
Cash received by the Company upon exercise of options for the six months ended June 30, 2026 was $1 million. There were immaterial tax expenses on these exercises.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(8)    OTHER (INCOME) EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange losses, net	$3	$4	$5	$7
Debt extinguishment and refinancing-related costs(1)	1	—	1	—
Other miscellaneous (income) expense, net(2)	(8)	1	(7)	1
Total	$(4)	$5	$(1)	$8
(1)    Debt extinguishment and refinancing-related costs include the loss on extinguishment associated with the write-off of unamortized deferred financing costs and original issue discounts in conjunction with the prepayments on our long-term borrowings.
(2)    Other miscellaneous (income) expense, net for the three and six months ended June 30, 2026 includes $8 million of benefit related to government incentive income in China.
(9)    INCOME TAXES
Our effective income tax rates for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
Effective Tax Rate	24.7%	23.2%
The higher effective tax rate for the six months ended June 30, 2026 was primarily due to the unfavorable impact of foreign currency exchange losses in 2026. Also during 2026, the release of unrecognized tax benefits resulting from ongoing discussions with tax authorities in jurisdictions where we have open audits was partially offset by the $57 million of pre-tax merger and acquisition-related costs, primarily driven by the proposed Merger with AkzoNobel, for which no corresponding tax benefit was recognized.
The effective tax rate for the six months ended June 30, 2026 differs from the Bermuda statutory rate due to various items that impacted the effective rate both favorably and unfavorably, including net unfavorable impacts for increases in unrecognized tax benefits resulting from ongoing discussions with tax authorities in jurisdictions where we have open audits, non-deductible merger and acquisition-related costs and foreign taxes. These adjustments were primarily offset by favorable impacts for changes in the valuation allowance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income to common shareholders	$89	$109	$179	$208
Basic weighted average shares outstanding	214.0	217.6	213.8	217.9
Diluted weighted average shares outstanding	214.7	218.3	214.7	218.9
Net income per common share (1):
Basic net income per share	$0.42	$0.50	$0.84	$0.96
Diluted net income per share	$0.41	$0.50	$0.84	$0.95
(1)    Basic earnings per share and diluted earnings per share are calculated based on full precision. Figures in the table may not recalculate due to rounding.
The number of anti-dilutive shares that have been excluded in the computation of diluted net income per share for the three and six months ended June 30, 2026 were immaterial, and for the three and six months ended June 30, 2025 were 0.3 million and 0.2 million, respectively.

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

	June 30, 2026	December 31, 2025
Accounts receivable - trade, net (1)	$1,102	$1,014
Notes receivable	60	32
Other	183	183
Total	$1,345	$1,229
(1)    Allowance for doubtful accounts was $30 million and $29 million at June 30, 2026 and December 31, 2025, respectively.
Bad debt expense of $1 million, $2 million, $3 million and $6 million was included within selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025, respectively.
(12)    INVENTORIES

	June 30, 2026	December 31, 2025
Finished products	$444	$431
Semi-finished products	128	122
Raw materials	197	168
Stores and supplies	37	35
Total	$806	$756
Inventory reserves were $23 million and $22 million at June 30, 2026 and December 31, 2025, respectively.
(13)    PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Property, plant and equipment	$2,768	$2,731
Accumulated depreciation	(1,468)	(1,432)
Property, plant and equipment, net	$1,300	$1,299
Depreciation expense amounted to $34 million, $67 million, $33 million and $64 million for the three and six months ended June 30, 2026 and 2025, respectively.
(14)    SUPPLIER FINANCE PROGRAMS
We maintain a voluntary supply chain financing (“SCF”) program with a global financial institution, which allows a select group of suppliers to sell their receivables to the participating financial institution at the discretion of both parties on terms that are negotiated between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the program are paid by us to the financial institution according to the terms we have with the supplier. Amounts outstanding under the SCF program were $36 million and $23 million at June 30, 2026 and December 31, 2025, respectively.
We also participate in a virtual card program with a global financial institution, in which we pay supplier invoices on the due date using a Virtual Card Account (“VCA”) and subsequently pay the balance in full 25 days after the billing statement date of the VCA. The program allows for suppliers to receive an accelerated payment for a fee at each supplier’s discretion. Fees paid by our suppliers are negotiated directly with the financial institution without our involvement. Amounts outstanding under the VCA program were $7 million and $6 million at June 30, 2026 and December 31, 2025, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(15)    BORROWINGS
Borrowings are summarized as follows:

	June 30, 2026	December 31, 2025
2029 Dollar Term Loans	$1,342	$1,475
2027 Dollar Senior Notes	500	500
2029 Dollar Senior Notes	700	700
2031 Dollar Senior Notes	500	500
Other borrowings	48	50
Unamortized original issue discount	(8)	(9)
Unamortized deferred financing costs	(14)	(17)
Total borrowings, net	3,068	3,199
Less:
Short-term borrowings (1)	502	3
Current portion of long-term borrowings	17	17
Long-term debt	$2,549	$3,179
(1)    This includes our 2027 Dollar Senior Notes which have a principal amount of $500 million, bear interest at 4.750%, and are due on June 15, 2027. For additional information, refer to Liquidity and Capital Resources within the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
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
Revolving Credit Facility
At June 30, 2026 and December 31, 2025, letters of credit issued under the Revolving Credit Facility totaled $32 million and $30 million, respectively, which reduced the availability under the Revolving Credit Facility as of such dates. Availability under the Revolving Credit Facility was $768 million and $770 million at June 30, 2026 and December 31, 2025, respectively. The letters of credit issued under the Revolving Credit Facility include $14 million that secures Customer Obligation Guarantees at both June 30, 2026 and December 31, 2025.
Other Activity
During the six months ended June 30, 2026, we prepaid $125 million of the outstanding principal amount of the 2029 Dollar Term Loans. As a result of these prepayments, we recorded a $1 million loss on extinguishment of debt for the six months ended June 30, 2026, which comprised the proportionate write-off of unamortized deferred financing costs and original issue discounts.
Future repayments
Below is a schedule of required future repayments of all borrowings outstanding at June 30, 2026.

Remainder of 2026	$10
2027	521
2028	21
2029	2,004
2030	5
Thereafter	529
Total borrowings	3,090
Unamortized original issue discount	(8)
Unamortized deferred financing costs	(14)
Total borrowings, net	$3,068

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
The table below presents the fair values of our financial instruments measured on a recurring basis by level within the fair value hierarchy at June 30, 2026 and December 31, 2025.

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Interest rate swaps (1)	$—	$1	$—	$1	$—	$—	$—	$—
Cross-currency swaps (2)	—	5	—	5	—	5	—	5
Other assets:
Interest rate swaps (1)	—	1	—	1	—	—	—	—
Investments in equity securities	1	—	—	1	1	—	—	1
Liabilities:
Other accrued liabilities:
Cross-currency swaps (2)	—	32	—	32	—	51	—	51
Contingent consideration	—	—	4	4	—	—	6	6
Other liabilities:
Cross-currency swaps (2)	—	37	—	37	—	50	—	50
Short-term borrowings:
2027 Dollar Senior Notes	—	499	—	499	—	—	—	—
Long-term borrowings:
2029 Dollar Term Loans	—	1,344	—	1,344	—	1,481	—	1,481
2027 Dollar Senior Notes	—	—	—	—	—	501	—	501
2029 Dollar Senior Notes	—	668	—	668	—	674	—	674
2031 Dollar Senior Notes	—	520	—	520	—	527	—	527
(1)    Cash flow hedge
(2)    Net investment hedge

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The table below presents a roll forward of activity for the Level 3 liabilities for the six months ended June 30, 2026.

Fair Value Using Significant Unobservable Inputs (Level 3)
Beginning balance at December 31, 2025	$6
Contingent consideration from business acquisition	2
Payments	(1)
Change in fair value	(2)
Foreign currency translation	(1)
Ending balance at June 30, 2026	$4
Derivative Financial Instruments
We selectively use derivative instruments to reduce market risk associated with changes in foreign currency exchange rates and interest rates. The use of derivatives is intended for hedging purposes only, and we do not enter into derivative instruments for speculative purposes.
Derivative Instruments Qualifying and Designated as Cash Flow and Net Investment Hedges
The following table sets forth the locations and amounts recognized during the three and six months ended June 30, 2026 and 2025 for the Company's cash flow and net investment hedges.

		Three Months Ended June 30,
		2026		2025
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$(1)	$—	$—	$—
Cross-currency swaps	Interest expense, net	$(4)	$(4)	$85	$(4)

		Six Months Ended June 30,
		2026		2025
Derivatives in Cash Flow and Net Investment Hedges	Location of (Gain) Loss Recognized in Income on Derivatives	Net Amount of Gain Recognized in OCI on Derivatives	Amount of Gain Recognized in Income	Net Amount of Loss Recognized in OCI on Derivatives	Amount of Gain Recognized in Income
Interest rate swaps	Interest expense, net	$(2)	$—	$—	$—
Cross-currency swaps	Interest expense, net	$(38)	$(8)	$105	$(9)
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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Fair value gains and losses of derivative contracts, as determined using Level 2 inputs, that have not been designated for hedge accounting treatment are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss (Gain) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency forward contracts	Other (income) expense, net	$4	$(17)	$10	$(22)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales (1):
Refinish	$545	$514	$1,043	$1,025
Industrial	327	322	631	633
Total Net sales Performance Coatings	872	836	1,674	1,658
Light Vehicle	360	362	709	702
Commercial Vehicle	114	107	217	207
Total Net sales Mobility Coatings	474	469	926	909
Total Net sales	$1,346	$1,305	$2,600	$2,567
Segment Adjusted EBITDA:
Performance Coatings	218	200	398	397
Mobility Coatings	87	92	166	165
Total	$305	$292	$564	$562

			June 30, 2026	December 31, 2025
Investment in unconsolidated affiliates:
Performance Coatings			$2	$1
Mobility Coatings			10	11
Total			$12	$12
(1)The Company has no intercompany sales between segments.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following tables reconcile net sales to Segment Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Performance Coatings	Mobility Coatings	Total	Performance Coatings	Mobility Coatings	Total
Net sales	$872	$474	$1,346	$1,674	$926	$2,600
Segment cost of goods sold (1)	472	306	778	917	596	1,513
Other segment items (2)	182	81	263	359	164	523
Segment Adjusted EBITDA	$218	$87	$305	$398	$166	$564

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Performance Coatings	Mobility Coatings	Total	Performance Coatings	Mobility Coatings	Total
Net sales	$836	$469	$1,305	$1,658	$909	$2,567
Segment cost of goods sold (1)	451	296	747	891	584	1,475
Other segment items (2)	185	81	266	370	160	530
Segment Adjusted EBITDA	$200	$92	$292	$397	$165	$562
(1)Certain amounts included in cost of goods sold on the consolidated statements of operations are excluded from Segment cost of goods sold regularly provided to the CODM.
(2)Other segment items for both segments include certain cost of goods sold not regularly provided to the CODM, selling, general and administrative expenses, research and development expenses, and other (income) expense, net. Certain amounts included in Segment cost of goods sold, including depreciation, are excluded from Segment Adjusted EBITDA and are adjusted for in other segment items.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA (1):
Performance Coatings	$218	$200	$398	$397
Mobility Coatings	87	92	166	165
Total	305	292	564	562
Interest expense, net	37	45	75	89
Depreciation and amortization	76	74	152	144
Termination benefits and other employee-related costs (a)	2	9	6	20
Merger and acquisition-related costs (b)	35	4	57	6
Site closure costs (c)	4	2	4	5
Foreign exchange remeasurement losses (d)	3	4	5	7
Long-term employee benefit plan adjustments (e)	4	3	8	6
Stock-based compensation (f)	8	8	15	13
Other adjustments (g)	2	—	3	—
Income before income taxes	$134	$143	$239	$272

(1)	The primary measure of segment operating performance is Segment Adjusted EBITDA, which is defined as net income before interest, taxes, depreciation, amortization and select other items impacting operating results. These other items impacting operating results are items that management has concluded are (i) non-cash items included within net income, (ii) items the Company does not believe are indicative of ongoing operating performance or (iii) non-recurring, unusual or infrequent items that have not occurred within the last two years or the Company believes are not reasonably likely to recur within the next two years. Segment Adjusted EBITDA is a key metric that is used by management to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that management believes reflects the Company's core operating performance, which represents Segment EBITDA adjusted for the select items referred to above.

(a)	Represents expenses and associated changes to estimates related to employee termination benefits, consulting, legal and other employee-related costs associated with restructuring programs and other employee-related costs. We do not consider these amounts indicative of our ongoing operating performance.

(b)	Represents merger and acquisition-related expenses, including costs related to financial, tax and legal advisory services, associated with both consummated and unconsummated transactions, all of which we do not consider indicative of our ongoing operating performance.

(c)	Represents costs related to the closure of certain manufacturing sites, including impairment charges, which we do not consider indicative of our ongoing operating performance.

(d)	Represents foreign exchange losses resulting from the remeasurement of assets and liabilities denominated in foreign currencies, net of the impacts of our foreign currency instruments used to hedge our balance sheet exposures.

(e)	Represents the non-cash, non-service cost components of long-term employee benefit costs.

(f)	Represents non-cash impacts associated with stock-based compensation.

(g)	Represents costs for certain non-operational or non-cash losses, net, unrelated to our core business and which we do not consider indicative of our ongoing operating performance.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
Geographic Area Information:
The following tables provide disaggregated information related to our net sales and long-lived assets.
Net sales by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$440	$461	$840	$919
EMEA	507	469	995	915
Asia Pacific	227	219	439	434
Latin America (1)	172	156	326	299
Total (2)	$1,346	$1,305	$2,600	$2,567
Net long-lived assets by region were as follows:

	June 30, 2026	December 31, 2025

North America	$565	$561
EMEA	410	420
Asia Pacific	184	185
Latin America (1)	141	133
Total (3)	$1,300	$1,299
(1)Includes Mexico.
(2)Net sales are attributed to countries based on the customer’s location. Net sales to customers in China represented approximately 11% of the total for the three and six months ended June 30, 2026 and 11% and 12% of the total for the three and six months ended June 30, 2025, respectively. Germany represented approximately 7%, 8%, 7% and 7% of the total for the three and six months ended June 30, 2026 and 2025, respectively. Mexico represented approximately 6% of the total for the three and six months ended June 30, 2026 and 2025. Brazil represented approximately 6%, 5%, 4% and 4% of the total for the three and six months ended June 30, 2026 and 2025, respectively. Canada, which is included in the North America region, represented approximately 3% of the total for the three and six months ended June 30, 2026 and 2025.
(3)Long-lived assets consist of property, plant and equipment, net. Germany long-lived assets amounted to approximately $222 million and $230 million at June 30, 2026 and December 31, 2025, respectively. China long-lived assets amounted to approximately $156 million at both June 30, 2026 and December 31, 2025. Mexico long-lived assets amounted to approximately $96 million and $92 million at June 30, 2026 and December 31, 2025, respectively. Canada long-lived assets, which are included in the North America region, amounted to approximately $6 million at both June 30, 2026 and December 31, 2025.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In millions, unless otherwise noted)
(18)    ACCUMULATED OTHER COMPREHENSIVE LOSS

	Unrealized Currency Translation Adjustments	Pension Plan Adjustments	Unrealized Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(312)	$(71)	$—	$(383)
Current year deferrals to AOCI	(14)	—	1	(13)
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	(18)	1	1	(16)
Balance, March 31, 2026	(330)	(70)	1	(399)
Current year deferrals to AOCI	6	—	1	7
Reclassifications from AOCI to Net income	(4)	1	—	(3)
Net Change	2	1	1	4
Balance, June 30, 2026	$(328)	$(69)	$2	$(395)
The cumulative income tax expense related to the adjustments for foreign exchange at June 30, 2026 was $1 million. The cumulative income tax benefit related to the adjustments for pension benefits at June 30, 2026 was $29 million. The cumulative income tax expense related to the adjustments for the unrealized gain on derivatives at June 30, 2026 was immaterial. See Note 16 for classification within the condensed consolidated statements of operations of the gains and losses on derivatives reclassified from AOCI.

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
FORWARD-LOOKING STATEMENTS
Many statements made in the following discussion and analysis of our financial condition and results of operations and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of federal securities laws and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan, strategies and capital structure. These statements often include words such as “expect,” “expects,” “expected,” “believe,” “intended,” “estimated,” “designed to,” “likely,” “could,” “would,” “may,” “will” and “future” and the negative of these words or other comparable or similar terminology. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, including related to any new or existing tariffs imposed by the U.S. and any retaliatory actions from other countries, geopolitical (including the current conflict in the Middle East and related effects on commodity prices) and technological factors outside of our control, as well as risks related to the proposed Merger with AkzoNobel (including our ability to consummate the Merger and realize the anticipated benefits thereof), execution of, and assumptions underlying, our tariff mitigation strategies, capital allocation strategy and future share repurchases (if any), our previously-announced global transformation initiative (the “2024 Transformation Initiative”), and our previously-announced three-year 2024-2026 strategy, that may cause our business, industry, strategy, financing activities or actual results to differ materially. More information on potential factors that could affect our financial results is available in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in other documents that we have filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”), and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections.
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
OVERVIEW
We are a leading global manufacturer, marketer and distributor of high-performance coatings systems and products. We have over a 150-year heritage in the coatings industry and are known for manufacturing high-quality products with well-recognized brands supported by market-leading technology and customer service. Our diverse global footprint of 42 manufacturing facilities, four technology centers, 52 customer training centers and approximately 12,200 team members allows us to meet the needs of customers in over 140 countries. We serve our customer base through an extensive sales force and technical support organization, as well as through over 5,000 independent, locally based distributors.
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
BUSINESS HIGHLIGHTS
General Business Highlights
Our net sales increased 1.3%, driven by a 4.2% benefit from favorable foreign currency translation, for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increased net sales were furthered by contributions of 0.9% from acquisitions completed during 2025 and 2026 in the Performance Coatings segment (the “Recent Acquisitions”), partially offset by lower sales volumes of 3.5% and unfavorable average selling prices and product mix of 0.3%. The following trends impacted our segment net sales performance for the six months ended June 30, 2026:
•Performance Coatings: Net sales increased 1.0% for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increased net sales were driven by favorable foreign currency translation of 3.8% driven by fluctuations of the Euro and Mexican Peso, in each case compared to the U.S. Dollar, furthered by contributions of 1.4% from the Recent Acquisitions. The increased net sales were partially offset by lower sales volumes of 4.1% and unfavorable average selling prices and product mix of 0.1%.
•Mobility Coatings: Net sales increased 1.9% for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increased net sales were driven by favorable foreign currency translation of 4.9% driven by fluctuations of the Chinese Yuan, Brazilian Real, Euro and Mexican Peso, in each case compared to the U.S. Dollar, partially offset by lower sales volumes of 2.3% and unfavorable average selling prices and product mix of 0.7%.
Our business serves four end-markets globally with net sales for the three and six months ended June 30, 2026 and 2025, as follows:

(In millions)	Three Months Ended June 30,		2026 vs 2025	Six Months Ended June 30,		2026 vs 2025
	2026	2025	% change	2026	2025	% change
Performance Coatings
Refinish	$545	$514	6.1%	$1,043	$1,025	1.7%
Industrial	327	322	1.6%	631	633	(0.2)%
Total Net sales Performance Coatings	872	836	4.3%	1,674	1,658	1.0%
Mobility Coatings
Light Vehicle	360	362	(0.7)%	709	702	1.1%
Commercial Vehicle	114	107	6.5%	217	207	4.5%
Total Net sales Mobility Coatings	474	469	1.0%	926	909	1.9%
Total Net sales	$1,346	$1,305	3.1%	$2,600	$2,567	1.3%
Proposed Merger with Akzo Nobel N.V.
During November 2025, we entered into a Merger Agreement with AkzoNobel (as amended on May 27, 2026 and on July 23, 2026), providing for the combination of the Company and AkzoNobel in an all-stock merger. See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Middle East Conflict
The conflict in the Middle East involving Iran has increased the level of economic and political uncertainty globally. While our operations in the Middle East region do not constitute a material portion of our business, a significant escalation or expansion of economic disruption, countries subject to sanctions or the conflict’s current scope, or a prolonged continuation of the conflict’s current scope, could have a material adverse effect on our results of operations, financial condition and cash flows. We are actively monitoring the broader global economic impact on commodities from the current conflict, including the price and supply of raw materials, transportation costs and utilities, among others.
Capital and Liquidity Highlights
During the six months ended June 30, 2026, we prepaid $125 million of the outstanding principal amount of the 2029 Dollar Term Loans. See Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
Net sales

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net sales	$1,346	$1,305	$41	3.1%	$2,600	$2,567	$33	1.3%
Exchange rate effect				2.6%				4.2%
Impact of the Recent Acquisitions				0.9%				0.9%
Price/Mix effect				0.4%				(0.3)%
Volume effect				(0.8)%				(3.5)%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation driven by fluctuations of the Chinese Yuan, Mexican Peso, Euro and Brazilian Real, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
● Favorable average selling prices and product mix in Performance Coatings
Partially offset by:
● Lower sales volumes driven primarily by North America Performance Coatings
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower sales volumes driven primarily by North America Performance Coatings
● Unfavorable average selling prices and product mix primarily in Mobility Coatings

Cost of sales

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of sales	$881	$848	$33	3.9%	$1,719	$1,677	$42	2.5%
% of net sales	65.5%	65.0%			66.1%	65.3%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Cost of sales increased primarily due to the following:
● Unfavorable impacts of currency translation of 2.6% driven by fluctuations of the Chinese Yuan, Mexican Peso, Brazilian Real and Euro, in each case compared to the U.S. Dollar
● Increased freight costs
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower variable input costs
● Lower sales volumes driven primarily by North America Performance Coatings
Cost of sales as a percentage of net sales increased primarily due to the following:
● Less effective coverage of fixed costs as a result of lower sales volumes
● Increased freight costs
Partially offset by:
● Favorable average selling prices and product mix in Performance Coatings
● Lower variable input costs
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Cost of sales increased primarily due to the following:
● Unfavorable impacts of currency translation of 4.0% driven by fluctuations of the Euro, Mexican Peso, Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
● Increased freight costs
Partially offset by:
● Lower sales volumes driven primarily by North America Performance Coatings
● Lower variable input costs
Cost of sales as a percentage of net sales increased primarily due to the following:
● Less effective coverage of fixed costs as a result of lower sales volumes
● Increased freight costs
● Unfavorable average selling prices and product mix primarily in Mobility Coatings
Partially offset by:
● Lower variable input costs
Selling, general and administrative expenses

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$213	$208	$5	2.4%	$413	$410	$3	0.7%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Selling, general and administrative expenses increased primarily due to the following:
● Unfavorable impacts of currency translation of 2.4% due primarily to fluctuations of the Euro and Chinese Yuan, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Partially offset by:
● Decrease of $2 million in bad debt expense

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Selling, general and administrative expenses increased primarily due to the following:
● Unfavorable impacts of currency translation of 3.9% due primarily to fluctuations of the Euro, Chinese Yuan and Mexican Peso, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower operating expenses, inclusive of contributions from savings initiatives
● Decrease of $4 million in bad debt expense
Other operating charges

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other operating charges	$42	$12	$30	250.0%	$68	$26	$42	161.5%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Other operating charges increased primarily due to the following:
● Increase of $31 million in merger and acquisition-related costs, primarily driven by the proposed Merger with AkzoNobel
● Increase of $4 million driven by an impairment on a previously closed manufacturing site
Partially offset by:
● Decrease of $7 million in termination benefits and other employee-related costs
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Other operating charges increased primarily due to the following:
● Increase of $52 million in merger and acquisition-related costs, primarily driven by the proposed Merger with AkzoNobel
● Increase of $2 million driven by an impairment on a previously closed manufacturing site
Partially offset by:
● Decrease of $14 million in termination benefits and other employee-related costs primarily as a result of significantly higher costs associated with the 2024 Transformation Initiative in the prior year period

Research and development expenses

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development expenses	$18	$20	$(2)	(10.0)%	$36	$37	$(1)	(2.7)%
Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

● Research and development expenses remained generally consistent and impacts of currency translation were immaterial compared to the prior year period
Amortization of acquired intangibles

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Amortization of acquired intangibles	$25	$24	$1	4.2%	$51	$48	$3	6.3%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Amortization of acquired intangibles increased primarily due to the following:
● Assets acquired in the past 12 months contributed $1 million
● Unfavorable impacts of currency translation of 1.5% due primarily to fluctuations of the Euro compared to the U.S. Dollar

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Amortization of acquired intangibles increased primarily due to the following:
● Assets acquired in the past 12 months contributed $2 million
● Unfavorable impacts of currency translation of 2.9% due primarily to fluctuations of the Euro compared to the U.S. Dollar
Interest expense, net

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense, net	$37	$45	$(8)	(17.8)%	$75	$89	$(14)	(15.7)%
Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

Interest expense, net decreased primarily due to the following:
● Favorable impact attributable to lower principal and decreased variable interest rate on our 2029 Dollar Term Loans
Other (income) expense, net

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (income) expense, net	$(4)	$5	$(9)	180.0%	$(1)	$8	$(9)	112.5%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The change in other (income) expense, net was primarily due to the following:
● $8 million related to government incentive income in China recognized in the current year period
● Favorable impact of foreign exchange gains of $1 million compared to the prior year period
Partially offset by:
● $1 million debt extinguishment and refinancing-related costs associated with prepayments on our 2029 Dollar Term Loans
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The change in other (income) expense, net was primarily due to the following:
● $8 million related to government incentive income in China recognized in the current year period
● Favorable impact of foreign exchange gains of $2 million compared to the prior year period
Partially offset by:
● $1 million debt extinguishment and refinancing-related costs associated with prepayments on our 2029 Dollar Term Loans

Provision for income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$134	$143	$239	$272
Provision for income taxes	45	33	59	63
Statutory income tax rate	15.0%	15.0%	15.0%	15.0%
Effective tax rate	33.3%	23.1%	24.7%	23.2%
Effective tax rate vs. statutory income tax rate	18.3%	8.1%	9.7%	8.2%

	(Favorable) Unfavorable Impact
	Three Months Ended June 30,		Six Months Ended June 30,
Items impacting the effective tax rate vs. statutory income tax rate	2026	2025	2026	2025
Earnings generated in jurisdictions where the income tax rate is different from the statutory rate (1)	$4	$3	$7	$5
Changes in valuation allowance (2)	(22)	43	(18)	51
Foreign exchange losses, net	(1)	(6)	(3)	(7)
Non-deductible expenses and interest (3)	9	2	16	3
Changes in unrecognized tax benefits (4)	27	(37)	13	(38)
Foreign Taxes (5)	6	5	11	9
(1)    For the three and six months ended June 30, 2026, earnings generated in jurisdictions where the statutory rate is different from the Bermuda rate is primarily related to earnings in Brazil, Germany, and the United States. For the three and six months ended June 30, 2025, earnings generated in jurisdictions where the statutory rate is different from the Bermuda statutory tax rate is primarily related to earnings in Germany, Switzerland, and the United States.
(2)    Changes in valuation allowance primarily relate to operations in Luxembourg, the Netherlands, and the United Kingdom. During the three months ended June 30, 2026, the Company released $25 million of valuation allowance which is fully offset by changes in unrecognized tax benefits.
(3)    Non-deductible expenses and interest includes tax impacts of $7 million and $12 million for the three and six months ended June 30, 2026, respectively, related to merger and acquisition-related costs, driven by the proposed Merger with AkzoNobel
(4) The Company recorded tax of $27 million and $12 million for the three and six months ended June 30, 2026, respectively, related to unrecognized tax benefit adjustments resulting from ongoing discussions with tax authorities in jurisdictions where we have open audits. The increase to unrecognized tax benefits for the three and six months ended June 30, 2026 is partially offset by changes in valuation allowance.
(5) Foreign taxes includes Pillar Two top-up taxes primarily attributable to Swiss operations of $2 million, $4 million, $2 million and $3 million for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

SEGMENT RESULTS
The Company’s products and operations are managed and reported in two operating segments: Performance Coatings and Mobility Coatings. See Note 17 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Performance Coatings Segment

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net sales	$872	$836	$36	4.3%	$1,674	$1,658	$16	1.0%
Exchange rate effect				1.8%				3.8%
Impact of the Recent Acquisitions				1.4%				1.4%
Price/Mix effect				1.5%				(0.1)%
Volume effect				(0.4)%				(4.1)%

Adjusted EBITDA	$218	$200	$18	9.8%	$398	$397	$1	0.3%
Adjusted EBITDA Margin	25.1%	23.8%			23.8%	23.9%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation due primarily to fluctuations of the Euro, Mexican Peso and Chinese Yuan, in each case compared to the U.S. Dollar
● Favorable average selling prices and product mix in both end-markets
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower sales volumes due primarily to unfavorable macro trends in North America

Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to the following:
● Favorable average selling prices and product mix in both end-markets
● Lower operating expenses, inclusive of contributions from savings initiatives
● Lower variable input costs
● Favorable impacts of currency translation due primarily to fluctuations of the Euro compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower sales volumes due primarily to unfavorable macro trends in North America
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation due primarily to fluctuations of the Euro and Mexican Peso, in each case compared to the U.S. Dollar
● Contributions from the Recent Acquisitions
Partially offset by:
● Lower sales volumes across both end-markets due primarily to unfavorable macro trends in North America
● Unfavorable average selling prices and product mix in the refinish end-market

Adjusted EBITDA and Adjusted EBITDA margin remained relatively consistent due to the following:
● Lower operating expenses, inclusive of contributions from savings initiatives
● Favorable impacts of currency translation due primarily to fluctuations of the Euro and Mexican Peso, in each case compared to the U.S. Dollar
● Lower variable input costs
● Contributions from the Recent Acquisitions
Offset by:
● Lower sales volumes across both end-markets due primarily to unfavorable macro trends in North America
● Unfavorable average selling prices and product mix in the refinish end-market

Mobility Coatings Segment

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net sales	$474	$469	$5	1.0%	$926	$909	$17	1.9%
Exchange rate effect				4.1%				4.9%
Price/Mix effect				(1.5)%				(0.7)%
Volume effect				(1.6)%				(2.3)%

Adjusted EBITDA	$87	$92	$(5)	(6.0)%	$166	$165	$1	0.6%
Adjusted EBITDA Margin	18.4%	19.8%			18.0%	18.2%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation driven by fluctuations of the Brazilian Real, Chinese Yuan, Mexican Peso and Euro, in each case compared to the U.S. Dollar
Partially offset by:
● Lower sales volumes in the light vehicle end-market
● Unfavorable average selling prices and product mix across both end-markets

Adjusted EBITDA and Adjusted EBITDA margin decreased primarily due to the following:
● Unfavorable average selling prices and product mix across both end-markets
● Lower sales volumes in the light vehicle end-market
Partially offset by:
● Favorable impacts of currency translation driven by the strengthening of the Chinese Yuan, Brazilian Real and Mexican Peso, in each case compared to the U.S. Dollar
● Lower variable input costs
● $6 million of benefit related to government incentive income in China
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Net sales increased primarily due to the following:
● Favorable impacts of currency translation driven by fluctuations of the Chinese Yuan, Brazilian Real, Euro and Mexican Peso, in each case compared to the U.S. Dollar
Partially offset by:
● Lower sales volumes in the light vehicle end-market
● Unfavorable average selling prices and product mix in the light vehicle end-market

Adjusted EBITDA and Adjusted EBITDA margin remained relatively consistent due to the following:
● Lower variable input costs
● Favorable impacts of currency translation driven by the strengthening of the Chinese Yuan, Mexican Peso and Brazilian Real, in each case compared to the U.S. Dollar
● $6 million of benefit related to government incentive income in China
Offset by:
● Lower sales volumes in the light vehicle end-market
● Unfavorable average selling prices and product mix in the light vehicle end-market
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our Senior Secured Credit Facilities.
At June 30, 2026, availability under the Revolving Credit Facility was $768 million, net of $32 million of letters of credit outstanding. All such availability may be utilized without violating any covenants under the Credit Agreement or the indentures governing our senior notes (the “Senior Notes”). Our remaining available borrowing capacity under other lines of credit in certain non-U.S. jurisdictions totaled $20 million at June 30, 2026.

We, or our affiliates, at any time and from time to time, may purchase shares of our common stock or the Senior Notes, and may prepay our 2029 Dollar Term Loans or other indebtedness. Any such purchases of our common stock or Senior Notes may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more redemptions, tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine. Our 2027 Dollar Senior Notes have a principal amount of $500 million, bear interest at 4.750% and are due on June 15, 2027. We have intentionally not repaid or refinanced the 2027 Dollar Senior Notes as of June 30, 2026; therefore, the related balances are classified as current liabilities on our condensed consolidated balance sheets at June 30, 2026. We expect to repay or refinance the 2027 Dollar Senior Notes prior to or on their maturity date.
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

Cash Flows

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by (used for):
Operating activities:
Net income	$180	$209
Depreciation and amortization	152	144
Amortization of deferred financing costs and original issue discount	4	4
Deferred income taxes	25	11
Realized and unrealized foreign exchange (gains) losses, net	(5)	29
Stock-based compensation	15	13
Interest income on swaps designated as net investment hedges	(6)	(7)
Other non-cash, net	3	6
Net income adjusted for non-cash items	368	409
Changes in operating assets and liabilities	(148)	(241)
Operating activities	220	168
Investing activities	(97)	(83)
Financing activities	(143)	(78)
Effect of exchange rate changes on cash	(4)	25
Net (decrease) increase in cash	$(24)	$32
Six months ended June 30, 2026
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $220 million. Net income before deducting depreciation, amortization and other non-cash items generated cash of $368 million. This was partially offset by changes in operating assets and liabilities of $148 million, for which the most significant drivers were increases in accounts and notes receivable, prepaid expenses and other assets and inventories of $109 million, $58 million and $53 million, respectively, as well as a decrease in other accrued liabilities of $40 million. These outflows were driven primarily by timing of collections from customers, seasonal cash payments for variable incentive compensation, payments of BIPs and rebates and seasonal inventory builds. These outflows were partially offset by increases in accounts payable of $139 million driven by timing of payments to vendors.
Net Cash Used for Investing Activities
Net cash used for investing activities for the six months ended June 30, 2026 was $97 million. The primary uses were for purchases of property, plant and equipment of $98 million and business acquisitions of $8 million, partially offset by $6 million from interest proceeds from swaps designated as net investment hedges and $5 million from payments received on customer loans. Details of the interest proceeds from swaps designated as net investment hedges are discussed further in Note 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Cash Used for Financing Activities
Net cash used for financing activities for the six months ended June 30, 2026 was $143 million. The primary use was for prepayments of $125 million of the outstanding principal amount of the 2029 Dollar Term Loans, contractual debt repayments of $10 million and cash outflows of $6 million primarily due to stock-based compensation withholding tax settlements.
Other Impacts on Cash
Currency exchange impacts on cash for the six months ended June 30, 2026 were unfavorable by $4 million, which was driven primarily by fluctuations of the Euro and Indian Rupee, partially offset by fluctuations in the Chinese Yuan and Brazilian Real, in each case compared to the U.S. Dollar.
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
Financial Condition
We had cash and cash equivalents at June 30, 2026 and December 31, 2025 of $633 million and $657 million, respectively. Of these balances, $544 million and $555 million were maintained in non-U.S. jurisdictions as of June 30, 2026 and December 31, 2025, respectively. We believe at this time our organizational structure allows us the necessary flexibility to move funds throughout our subsidiaries to meet our operational and working capital needs.
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
We believe that we continue to maintain sufficient liquidity to meet our cash requirements, including our debt service obligations as well as our working capital needs. Availability under the Revolving Credit Facility was $768 million and $770 million at June 30, 2026 and December 31, 2025, respectively, all of which may be borrowed by us without violating any covenants under the Credit Agreement or the indentures governing the Senior Notes.
Contractual Obligations
Information related to our material contractual obligations and cash requirements can be found in Note 6 and Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s contractual obligations and cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

2.1*
Amendment No. 1 to Merger Agreement, by and among Akzo Nobel N.V. and Axalta Coating Systems Ltd., dated May 27, 2026 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36733) filed with the SEC on May 28, 2026)

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

AXALTA COATING SYSTEMS LTD.

Date:	July 29, 2026	By: /s/ Chris Villavarayan
Chris Villavarayan
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2026	By: /s/ Carl D. Anderson II
Carl D. Anderson II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	By: /s/ Anthony Massey
Anthony Massey
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)